Form 10KSB
period 2007-12-31
Cherry Tankers Inc
filed 2008-02-26
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission file number: 333-148346

Cherry Tankers, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0531496 (I.R.S. Employer Identification No.)

78 Sokolov Street, Herzeliya, Israel
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 011-972-9-958-3777

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates  is not able to be determined as there is no bid and ask price of such common equity.

The number of shares of the issuer’s common stock issued and outstanding as of February 20, 2008 was 13,705,000.

Documents Incorporated By Reference: None.

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

As used in this Annual Report, references to “Cherry Tankers,” the “Company,” “we,” “our,” or “us” refer to Cherry Tankers, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, such forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Cherry Tankers, Inc. was incorporated under the laws of the State of Delaware on March 30, 2007. We hope to revolutionize the footwear industry by providing a technology that makes an orthotic shoe that alleviates lower knee, back and hip pain by pinpointing the wearer’s anatomical center of gravity and adjusting his current center accordingly. We have not generated any revenue to date and are a development stage company. We currently have no employees.

Our Business

We are focused on developing, marketing and selling footwear that will alleviate the back, knee and hip pain resulting from walking abnormalities. We have been granted a perpetual, irrevocable, non-transferable (but sub-licensable) license to use a patent pending technology that restores the human body’s center of gravity to its optimal position for the sole purpose of manufacturing, marketing and distributing and selling the footwear everywhere in the world except for Israel. Our Israeli Subsidiary, described in the next paragraph, will do the same in Israel.

On November 27, 2007, our wholly owned subsidiary, Cherry Tankers Ltd. or the Israeli Subsidiary, purchased the rights to certain technology from its inventors for nominal consideration. The technology includes an Israeli patent application and a United States provisional patent application titled “A system and a method for selecting a type of a curved sole out of a limited group of types of curved sole to match a person.”

We have signed a Licensing Agreement with the Israeli Subsidiary, (the "Licensing Agreement"), pursuant to which we obtained a perpetual, irrevocable, non-transferable (but sub-licensable) license to use the technology for the sole purpose of manufacturing, marketing, distributing and selling the product (the footwear that we plan to manufacture) everywhere in the world except for Israel. The Israeli Subsidiary will market our products in Israel.

In consideration of the Licensing Agreement, we have agreed to fund the Israeli Subsidiary’s development activities for the footwear in an amount up to $150,000 pursuant to a schedule that is attached to the Licensing Agreement and we have agreed to pay royalty fees in an amount equal to 4% of Net Revenues (as defined in the Licensing Agreement) from sales of the products or exploitation of the technology.

Industry Background

Back pain is the most common cause of job-related disability in America, according to the National Institutes of Health, and costs about $50 billion a year in treatments. According to the Annals of Internal Medicine, some 80% of Americans will experience back pain at some time in their lives and some 50% will experience back pain yearly.

Many options are available for management of lower back pain. However, there has been little consensus, either within or between specialties, on appropriate clinical evaluation and management of lower back pain. Numerous studies show unexplained, large variations in use of treatments. Despite wide variations in practice, patients seem to experience broadly similar outcomes, although costs of care can differ substantially among and within specialties.

Conventional medical treatments include over-the-counter pain relievers and various types of physical therapy. However, according to an article in WebMd, many back pain sufferers seek out “alternative” treatments -- everything from orthotics (shoe inserts), massage and acupuncture to mind-body therapies and exercise programs like yoga and tai chi.

Causes of Back Pain

Back pain can be caused by a number of problems:

•	Small fractures to the spine from osteoporosis
•	Muscle spasm (very tense muscles that remain contracted)
•	Ruptured or herniated disk
•	Degeneration of the disks
•	Poor alignment of the vertebrae
•	Spinal stenosis(narrowing of the spinal canal)
•	Strainor tears to the muscles or ligaments supporting the back
•	Spine curvatures (like scoliosis or kyphosis) which may be inherited and seen in children or teens
•	Other medical conditions like fibromyalgia

However, most cases of back pain have not been traced to a specific, definable cause. As a result, all the efforts to resolve back pain (as well as neck pain, knee pain and other assorted aches) have inconsistent results. Changes of the hip-spine alignment cause changes in the center of gravity and can induce lower back pain. In a study reported in Spine in 2004, it was shown that a backwards shift of the gravity lines with respect to the hips was compensated for by lumbar hyperlordosis, which led to a posterior shift of the center of the spine. The main clinical symptom was lower back pain.

There have been recent studies that point to center of gravity and gait changes as a result of aging (and other factors) as the culprits for back pain. During the process of aging, or in situations such as pregnancy, leg length discrepancy or shortening of muscles, the muscular system does not work efficiently due to the change in the center of gravity. This change can cause altered load balancing on the joints which in turn causes pain. In short, the change in gait due to a displaced center of gravity causes undue stress on the joints and muscles of the knees, neck and back, which in turn causes pain in those areas.

Center of Gravity

The line or center of gravity in the human body, is a line passing through the center of the body to the earth. It is an imaginary point at which all the weight of a body can be considered concentrated. If the center of gravity moves too far outside (anterior, posterior or lateral) the base of support, a fall will occur.

An example is described in the Mayo Clinic’s Proceeding; a book’s center of gravity is at its geometric center. As the book is pushed towards the edge of a shelf, it protrudes over the edge and its center of gravity moves closer to the edge, which is the limit of its base of support. When the base of the shelf is too small, it does not offer enough support to the book and the book will fall. The human body is analogous in that the torso is the book, and the feet are the base of support.

Defining the ideal state of spinal balance is difficult. Since one of the roles of the spine is to bear the weight of the upper body, the body’s center of gravity is important in determining stability and balance.

According to Emedicine, the center of gravity changes with the configuration and function of the body. If the center of gravity shifts, the body becomes more unstable, causing the muscles and tendons to work harder to maintain stability. This naturally causes aches and pains which if not treated become chronic.

The Human Foot (the base) and Orthotics

The human foot has more than 100 working parts with 26 bones working together with the foot's ligaments, muscles and tendons. All these little mechanisms reside in two relatively small structures that support and balance the weight of the entire body. On average, our feet can walk as much as 1,000 miles each year. Our feet act as shock absorbers for our body, cushioning, on average, up to one million pounds of pressure during only one hour of arduous exercise such as aerobics or running.

The field of Orthotics is concerned with the application and manufacturing of devices which support the function on the foot. Simpler foot orthotics allow the muscles, tendons and bones of the feet and lower legs to function at their highest potential. When appropriately prescribed, orthotics can decrease pain, not only in the foot, but in other parts of the body such as the knee, hip and lower back. They can also increase stability in an unstable joint, prevent a deformed foot from developing additional problems, and improve overall quality of life.

In theory, the purpose of using devices such as a shoe insert is to enhance normal movement and to decrease abnormal posture and tone. These types of devices are often prescribed to reduce pain, to provide better positioning, to relieve pressure on a certain area of the foot, and to improve the overall biomechanical function of the foot. Orthotics work like shock absorbers, removing pressure and stress from painful areas in the foot and ankle. Orthotics also promote the proper alignment of the feet. They can restore balance, improve sports performance and even alleviate pain in the knee, hip and lower back.

Measuring Foot Pressure Distribution

Our product requires the use of sophisticated pedometers that measure foot pressure distribution (FPD) for evaluation of foot and gait pathologies. A number of companies provide the foot care industry with devices that digitally measure feet and determine foot type and pressure points. The customer steps on the pressure-sensitive pedometer, and a thirty-second test automatically begins. An image of both feet appears on a screen showing pressure distribution on each foot. Colors towards the blue end of the spectrum indicate low pressure and colors towards the red end of the spectrum indicate high pressure. If a printer is connected to the pedometer, the customer may receive a full-color printout of the test results. This technology then instantaneously recommends appropriate off the shelf footwear and orthotic options.

These devices are positioned in approximately 8,000 locations across the United States, and enable retail footwear stores to provide a more accurate shoe for the individual without consulting with a medical professional. However, these devices are only a partial answer to finding a suitable shoe and or orthotic device to help alleviate back and foot pain. The Company believes that its technology provides a better solution to alleviate back and foot pain.

Our Technology

Our licensed technology requires that an individual stand on a pedometer which measures foot pressure distribution (FPD). In addition, it is pertinent that the pedometer have software that employs our algorithm that measures the individual’s anatomical center of gravity. Once we have identified an individual’s anatomical center of gravity, we can provide footwear that properly addresses this individual’s needs. Once an individual wears our shoes for some period of time, his center of gravity will be shifted to its optimal position thereby significantly alleviating back, knee and neck pain.

The Product

Our licensed technology allows us to produce off the shelf footwear that shifts a person’s center of gravity back to his anatomical center of gravity. The footwear that we plan to manufacture, distribute and sell should significantly alleviate back, knee and neck pain.

As noted above, some sophisticated pedometers measure FPD. These devices are currently placed in over 8,000 stores across the United States. The pedometer incorporates infrared LED’s and receptors that, when combined with software, capture an accurate size of the foot (both length and width) without using moving parts. It provides an accurate size and pressure analysis and uses “relative pressure analysis” to provide a highly accurate image.

With the information from the pedometer, our technology employs an algorithm to measure each person’s anatomical center of gravity, which is in effect the optimal center of gravity of that individual. A corrective shoe designed to restore that individual’s anatomical center of gravity is then recommended.

Principal Markets and Marketing Strategy

Potential Customers

Lower back pain is the fifth most common reason for all physician visits in the United States. Approximately one quarter of U.S. adults reported having lower back pain lasting at least one whole day in the past 3 months and 7.6% reported at least one episode of severe acute lower back pain. According to the Annals of Internal Medicine, 50% of the American adult population will experience back pain each year. Back pain is also the most common cause of job-related disability in America, according to the National Institutes of Health, and costs about $50 billion a year in treatments. Some 80% of Americans will experience back pain at some time in their lives.

The figures are similar in Europe: Musculoskeletal disorders (MSD) or back, knee and neck pain, are the most common work-related health problem across the EU, according to the director of the European Agency for Safety and Health at Work. Additionally, MSDs are the most common cause of absenteeism from work in most of the EU. In some countries this translates into a cost of up to 1.6% of the GDP.

While workers, especially in physically demanding jobs, constitute a large percentage of those with back pain, many other people also suffer from MSDs. The Bone and Joint Decade Report (2005) states that, “Most episodes of lower back pain settle after a couple of weeks but many have a recurrent course with further acute episodes affecting 20-44% of patients in the population within one year.”

Geriatrics

In an article in BMC Geriatrics, researchers from Harvard University’s medical school relate how age-related anatomical and physiological changes in foot bone and ligament structure affect FPD during gait. Gait analysis of healthy elderly people revealed decreased stride length, reduced step force and increased variability in gait parameters. These findings indicated that unsteadiness during walking is increased in the community-dwelling elderly people, posing a risk for falls.

Shoes manufactured using our technology can help re-shift the center of gravity for the elderly, stabilizing their gait and reducing the number of falls in that population.

Pregnancy

Up to eighty percent of pregnant women suffer from lower back pain. In addition, hip, leg, arch and heel pain are also common in pregnancy. There is a significant increase in the severity and frequency of back, hip, leg and foot pain between the second and third trimesters.

As a result of this pain, and due to physiological changes associated with pregnancy, such as an increase in weight, a change in weight distribution, tissue and joint laxity, and changes in hormones, the pregnant woman’s body progressively alters its posture in an attempt to alleviate the pain.

Marketing Strategy

The elements of our marketing plan are:

Enticing retail outlets that already have pre-installed pedometers which measure a person’s FPD to install our algorithm in their pedometers. With the goal of having these outlets sell our footwear, we will supply the retail chains and our future distributors with a CD-ROM to install our software, free of charge. We are also in discussions to supply the software to the largest manufacturer of the pedometers, whose devices are currently placed in over 5,000 locations in the United States.

In order to expand our marketing capabilities, we intend to publicize scientific research by world renowned medical doctors showing the benefits of using our footwear to alleviate back and neck pain.

In addition, we plan to attend at least two trade shows in 2008 in order to convince retailers to install our algorithm in their FPD’s and to carry our shoes on their shelves. We expect to have an attractive marketing booth at each trade show we attend, which will include an FPD with our algorithm installed so that all those who visit can measure their gait.

Competition

There are a number of competitors in the market many of whom are larger than we are and have more resources available than we have. There are also a number of different solutions to the problem that are marketed by those competitors. We believe that our solution is unique and does a better job of solving the problem than the competitors’ solutions.

General Orthotics

As mentioned above, orthotics, or shoe inserts, are commonly prescribed as a solution to back pain. Custom foot orthotics generate sales of about $500 million dollars per year (end user cost) in the United States.

Companies such as Spenco Medical, Aetrex, Bio-sole, PowerStep and Pedag sell standard shoe inserts for approximately $15-$30 for a pair.

Custom orthotic inserts such as Dr. Wilson, Shoe Master, Health Quest, OthoDynamics and Dr.’s Foot Laboratories, cost between $200 for home kits to $1,000.

The APOS system

The APOS system applies special semispherical shoes, with individually adjusted implants. The system can be individually adjusted in order to optimally balance loading and re-train postural control during gait. The system costs close to $1,000.

According to a report on Channel Two Israel television’s morning news show, APOS sold more than 3000 pairs of its shoes in 2006 in Israel.

MBT Shoes

MBT shoes distribute pressure evenly across the foot. An initial study into the effects of an unstable shoe construction suggests that MBTs alter certain gait characteristics and that with frequent use they may reduce the incidence of some musculoskeletal problems. According to MBT’s web site more than one million MBT shoes were sold last year in more than 20 countries.

The MBT shoes cost an average of $250 per pair in the United States and £159 in England.

As noted, we believe that our solution is unique and will do a better job of correcting gait and alleviating back, leg, hip and foot pain than the competitors’ solutions. We anticipate that an off the shelf pair of shoes that is tailored to the customer’s anatomical center of gravity after the customer stands on a pedometer that measures his FPD and applies our algorithm will retail for between $175 and $300. We believe that our shoes will last as long as a typical pair of athletic shoes, which, depending upon the extent of use, will be between 12 and 24 months.

Employees

We presently have no employees. All functions including development, strategy, negotiations and clerical functions are currently being provided by our executive officers on a voluntary basis.

Risk Factors

An investment in our common stock involves a high degree of risk. A potential investor should carefully consider the following factors and other information in this Form 10-KSB before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, our investors could lose all or part of their investment in our Company.

Risks related to our Company

1. We are a development stage company and may never be able to effectuate our business plan or achieve any revenues or profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on March 30, 2007, and have no operating history. We are in the development stage and are subject to all of the risks inherent in the establishment of a new business enterprise. We have had no revenues or customers to date. Our operations to date have been focused on organizational, start-up, and capital formation activities. As a development stage company, we are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

2. We expect losses in the future because we have no revenues.

We are expecting losses over the next twelve months because we do not yet have any revenues to offset the expenses associated with the development and the marketing of our footwear to alleviate lower back, knee and hip pain. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3. If our business strategy is not successful, we may not be able to continue operations as a going concern, and our stockholders may lose their entire investment in us.

As discussed in the Notes to Consolidated Financial Statements included in this Form 10 KSB, as of December 31, 2007 we had no revenues and incurred a net loss of $69,978 for the year ended December 31, 2007. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our registered independent auditors included an explanatory paragraph regarding this uncertainty in their report on our consolidated financial statements for the year ended December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers are also members of our Board of Directors, and they are not required to work exclusively for us. They do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that our Directors will devote between five and ten hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

5. We are heavily dependent upon our officers and Directors. The loss of either Dr. Gepstein or Ms. Alush, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Dr. Reuven Gepstein, our President, Chief Executive Officer and Director, and Ms. Yael Alush, our Secretary, Treasurer and Director, whose knowledge and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need them, our ability to execute our business plan would be harmed, and we may be forced to cease operations until such time as we could hire a suitable replacement.

6. We operate in a competitive market with limited personnel resources, and a failure to attract and retain qualified employees could harm our ability to execute our business plan.

Our future success depends on our ability to identify, attract and retain qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. We will be competing with other footwear companies that have many more resources than we have. Other footwear manufacturers may choose to enter our niche market and may have greater resources and experience than we have in facilitating the necessary sales channels.

7. We may not be able to compete with current products, such as custom orthotics special implants and other specially designed footwear, some of whose manufacturers have greater resources and experience than we do.

The corrective shoe market is intensely competitive and we believe that it will become even more competitive in the future. Our footwear will compete with numerous other footwear solutions to back pain, such as orthotics, custom orthotics and other specially designed shoes. We will compete with national companies such as Spenco Medical, Aetrex, Bio-sole, PowerStep and Pedag with respect to orthotics. We will also compete with Dr. Wilson, Shoe Master, Health Quest, OthoDynamics and Dr.’s Foot Laboratories with respect to custom orthotics, and with MBT shoes and the APOS system in the specialized orthotic footwear market.

While we believe that we have certain competitive advantages against our competitors in the orthotic footwear market, the entry of one or more of the large competitors who sell orthotics and custom footwear into our potential market could force us to reduce the prices that we charge to our customers. In some cases, publicly-traded competitors may decide to undercut the price points of our products by relying on their greater financial resources to increase sales. If such an event should occur, it may result in a decrease in our ability to sell our products at a profitable margin and may cause our products to be non-price competitive. There can be no assurance that such an event will not occur in the future, and such an event could severely limit our ability to increase sales or expand our business and could have a serious negative effect on our financial condition, results of operations and prospects. We can provide no assurance that competitive pressures will not have a material adverse effect on us.

8. If we are unable to obtain funding, our business operations will be harmed. Even if we do obtain funding, our then existing stockholders’ position in our Company may be substantially diluted.

We must find a partner to manufacture, advertise and distribute our footwear. In order to expand our distribution beyond Israel, we will also need to obtain additional funding. Even if we do find a partner to manufacture, advertise and distribute our footwear, there can be no assurance that partner will have the capacity to produce our products at a cost effective price. If any partner cannot produce our products at a cost effective price, it will adversely affect our ability to sell and market our products, which will mean that we will need to find another partner who has that capacity.

Additionally, finding a partner to manufacture, advertise and distribute our shoes may be a lengthy and costly process, and at present we may not have sufficient means of financing that search.

It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may impair our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing stockholders.

9. There may be customs duties and tariffs on the export of shoes from one country to another country.

Virtually all of our footwear will be manufactured outside of the United States, and a substantial portion of our products will be sold outside of the United States. Accordingly, we will be subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products will be subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.

10. We may not be able to raise sufficient capital or generate adequate revenues to meet our obligations and fund our operating expenses.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenues will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations sufficient to sustain us. These matters raise substantial doubt about our ability to continue as a going concern. Our registered independent auditors currently included an explanatory paragraph in their report on our consolidated financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

11. Because we do not have an audit or compensation committee, stockholders will have to rely on our Directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent Directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our two Directors, who are also our officers. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

12. We may be subject to tort claims for product liability for which we may not be adequately insured.

Our business relies on selling footwear to individuals who suffer from back, knee and hip pain. Those persons may have a higher risk of injury than ordinary consumers. Therefore, we may confront product liability claims in excess of what we can afford to pay or even defend, which could have a material adverse effect upon our financial condition and results of operations.

Since we are a development stage company, we do yet have liability insurance and we cannot be certain that we will be able to obtain adequate liability insurance for our business at a cost that we can afford. Additionally, claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract and retain business, and may cause us to incur material expenses and significant management time for their defense.

13. If the costs of our raw materials increase, our profits are likely to decline.

As noted above, we must find a partner to manufacture, advertise and distribute our footwear. If the cost of raw materials to that partner increases, those additional costs are likely to be passed on to us. If we are not able to increase the prices for our products to offset those costs, our profits from the sale of our products are likely to decline.

14. Our international operations involve inherent risks which could result in harm to our business.

Virtually all of our footwear will be manufactured outside of the United States. Our management is located outside the United States and initially, we anticipate our sales coming from outside the United States.

In the future, we intend to sell our products into the United States and Europe. Accordingly, we will be subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In particular, once we commence operations, and assuming that we effect our current plans, we will be subject to risks as a result of our planned operations in Israel. See “Risk Factors Relating to Operations in Israel” beginning on Page 15.

15. Currency exchange rate fluctuations could result in higher costs and decreased margins.

We anticipate that a majority of our products will be sold outside of the United States. As a result, we will conduct transactions in various currencies, which will increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. We anticipate that our international revenues and expenses generally will be derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of any independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We do not plan to engage in any hedging activities.

16. Our intellectual property is only protected by patent applications that have only been filed in the United States and in Israel.

Because we do not have the funding to apply for protection elsewhere, our technology is only protected by patent applications filed in the United States and in Israel at the present time. Therefore, our technology may not be adequately protected in other countries.

Because we have filed patent applications but have not been granted actual patents, there is a risk that we will not be granted patents, or that we will be granted patents but the rights that are granted to us will not be broad enough to protect our technology.

Additionally, Israeli patent law provides that anyone who was using a patented invention in Israel in good faith at the time that a patent application is filed, or who was making good faith preparations to do so, has the right to continue using that patented invention in his business without charge, even if the patent is issued. The right may not be transferred except as part of the transfer of the business in which the patent is used. The Company is not aware of anyone else who is using the technology that it purchased under the Licensing Agreement.

17. Our success depends on third party distribution channels.

We intend to sell our footwear through a series of retailers and distributors. Our future revenue growth will depend in large part on sales of our products through these relationships. We may not be successful in developing these distribution relationships. Retail stores and distributors may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

18. We will rely on third party manufacturing.

We intend to outsource the manufacturing of our footwear. These manufacturers may not be available to manufacture our products in a timely and cost effective manner. We may not be able to locate manufacturers for our footwear on commercially reasonable terms. If we cannot locate a manufacturing facility that will manufacture our products on commercially reasonable terms, we will not be able to deliver our products to our customers in a timely manner on a cost-effective basis. A delay in providing our customers with our products and services would harm our business.

Risk Factors Relating to Our Common Shares

19. We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 13,705,000 shares are issued and outstanding. The future issuance of additional shares of common stock, which we are currently authorized to issue, may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

20. NASD sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

21. Our common shares will be subject to the “Penny Stock” Rules of the SEC, and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares thus causing a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

22. There is no current trading market for our securities, and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the NASD Bulletin Board. If for any reason our common stock is not quoted on the NASD Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

23. The price of our common stock was arbitrarily determined by us and may not reflect the actual market price for the securities.

The offering price of our common stock was determined by us arbitrarily. The price is not based on our financial condition and prospects, market prices of similar securities of comparable publicly traded companies, certain financial and operating information of companies engaged in similar activities to ours, or general conditions of the securities market. The price may not be indicative of the market price, if any, for the common stock in the trading market. The market price of our securities may decline below the offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

24. Future sales by our stockholders could cause the stock price to decline.

No predictions can be made of the effect, if any, that market sales of shares of common stock or the availability of such shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of our common stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

25. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell your common stock.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of that state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in that state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

26. The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our registered independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

27. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Risk Factors Relating to Operations in Israel

28. Conditions in Israel affect our operations and may limit our ability to produce and sell our products.

Our only significant asset, our technology, is owned by Cherry Tankers Ltd., the Israeli Subsidiary. Additionally, in order to take advantage of certain tax benefits that are provided under Israeli law, we may agree that the Subsidiary will manufacture our products in Israel, which would make us dependent on that country’s economy. Our two Directors and officers also reside in Israel. Because our Directors are located in Israel, our intellectual property is located in Israel and our manufacturing operations may take place in Israel, our operations may be directly influenced by the political, economic and military conditions affecting Israel.

29. Enforcement of judgments.

Israeli courts might not enforce judgments rendered outside of Israel. Our officers and Directors reside outside of the United States, therefore, any judgment obtained in the United States against such persons may not be enforced. Additionally, individuals might not be able to bring civil actions under United States securities laws if they file a lawsuit in Israel. We have been advised by our Israeli counsel that, subject to certain limitations, Israeli courts may enforce a final executory judgment of a United States court for liquidated amounts in civil matters after a hearing in Israel, provided that certain conditions are met. If a foreign judgment is enforced by an Israeli court, it will be payable in Israeli currency.

30. Security issues.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our operations. Despite the negotiations towards peace between Israel and certain of its Arab neighbors (including those that took place in Annapolis, Maryland during the last week of November 2007), the future of these peace efforts is uncertain.

From October 2000 until recently, there was a significant increase in violence, primarily in the West Bank and the Gaza Strip, and negotiations between Israel and Palestinian representatives have ceased for periods of time. In January 2006, Hamas, the Islamic Resistance Movement, won the majority of the seats in the Parliament of the Palestinian Authority. The election of a majority of Hamas-supported candidates in the Palestinian Parliament and the tension among the different Palestinian factions may create additional unrest and uncertainty. Hamas does not recognize Israel's right to exist as a state and Israel considers Hamas to be a terrorist organization. In June 2007, Hamas gained control of the Gaza Strip and has since used that territory to fire projectiles at Israel’s western Negev region on a daily basis. Accordingly, there can be no assurance that the recent relative calm and renewal of negotiations between Israel and Palestinian representatives will endure.

During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. Any renewed hostilities or other factors related to Israel could have a material adverse effect on us or on our business and could adversely affect our share price.

31. Military Service.

Generally, all non-exempt male adult citizens and permanent residents of Israel under the age of 45 (or older, for citizens with certain occupations), are obligated to perform military reserve duty annually, and are subject to being called to active duty at any time under emergency circumstances. While our Directors are not currently obligated to perform military reserve duties, any Israeli-resident employees that we may hire in the future may be called upon to perform reserve duties for significant periods of time. The absence of those employees may in turn cause us to experience operating difficulties. Additionally, a number of countries continue to restrict or ban business with Israel or Israeli companies, which may limit our ability to make sales into those countries.

32. Exchange Rate Fluctuations.

Exchange rate fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) may negatively affect our earnings. A substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars. However, as our Company develops we anticipate that a significant portion of the expenses associated with our Israeli operations, including personnel and facilities-related expenses, will be incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the U.S. dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. We cannot predict any future trends in the rate of inflation in Israel or the rate of valuation of the NIS against the U.S. dollar.

33. Tax Benefits.

Any failure to obtain the tax benefits from the State of Israel that we anticipate receiving could adversely affect our plans and prospects. Pursuant to the Law for the Encouragement of Capital Investments, 1959, the Israeli government has granted “Approved Enterprise” status to existing capital investment programs under the Alternative Benefits Program. Consequently, if we meet the criteria to become an Approved Enterprise, we would be eligible for certain tax benefits for the first several years in which we generate taxable income. Currently, we have not yet begun to generate taxable income for purposes of this law. Once we begin to generate taxable income, our financial results could suffer if our tax benefits are significantly reduced.

In order to receive tax benefits, we must comply with a number of conditions and criteria. If we fail to comply in whole or in part with these conditions and criteria, the tax benefits that we receive could be partially or fully canceled and we could be forced to refund the amount of the benefits we received, adjusted for inflation and interest. Although we believe that we will operate in compliance with the required conditions, we cannot assure you that this will continue.

We cannot assure you that we will, in the future, be eligible to receive additional tax benefits under this law. Additionally, in the event that we increase our activities outside the State of Israel, these activities generally will not be eligible for inclusion in Israeli tax benefit programs. Accordingly, our effective corporate tax rate could increase significantly in the future.

34. Our operations may be affected by negative economic conditions in Israel.

Israel has experienced periods of recession in economic activity in recent years, resulting in low growth rates and growing unemployment. Our operations could be adversely affected if the economic conditions in Israel were to deteriorate again. In addition, due to significant economic measures proposed by the Israeli government, there were several general strikes and work stoppages in each of the most recent years, affecting all banks, airports and ports. These strikes had an adverse effect on the Israeli economy and on business, and if they recur, they could have an adverse effect on our ability to deliver products to our customers and to receive raw materials from our suppliers in a timely manner. From time to time, the Israeli trade unions threaten additional strikes or work-stoppages, which may, if carried out, have a material adverse effect on the Israeli economy and us.

Item 2. Description of Property.

We use the office space of one of our Directors at no charge on a month to month basis. We have not paid any rent since incorporation, and we do not anticipate that we will have to pay rent in the future out of the proceeds of any financing.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our Directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to ours. Our property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are not traded or listed on any exchange. We intend to have our common stock quoted on the OTC Bulletin Board. However, there is no assurance that we will be successful in finding a market maker who will be successful at having our shares quoted. Further, even assuming we do locate such a market maker, it could take several months before the market maker’s listing application for our shares is approved.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Record Holders

As of February 20, 2008, we had outstanding 13,705,000 shares of common stock, which were held by 58 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On April 15, 2007, we issued 1,000,000 shares of our common stock to Sharone Perlstein, our founder and sole Director at that time, in consideration for their par value.

On April 15, 2007, we issued 900,000 shares of our common stock to Dr. Reuven Gepstein, our President, Chief Executive Officer and Director, in consideration of their par value. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission.

On April 15, 2007, we issued 3,777,000 shares of our common stock to four other individuals in consideration of their par value. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission.

On June 18, 2007, we issued 962,500 shares of our common stock to Yael Alush, our Secretary, Treasurer and Director, in consideration of their par value. The shares were issued in a private transaction that was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission.

On June 18, 2007, we issued 3,940,500 shares of our common stock to six other individuals in consideration of their par value. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission.

In July 2007 through October of 2007, we issued 2,000,000 shares of common stock to 44 investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S, the 2007 Private Placement. The aggregate consideration paid for such shares was $50,000. All investors in such private placement were non-US persons (as defined under SEC Regulations). The Company provided all investors in the 2007 Private Placement with a subscription agreement.

On December 9, 2007, we raised $225,000 by selling 1,125,000 shares of our common stock to two investors in a transaction that was exempt from registration pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. Both investors in such private placement were non-US persons (as defined under SEC Regulations) and were provided with Subscription Agreements.

Purchases of Our Equity Securities By Us or Our Affiliates

None.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We intend to continue to refine the technology we have licensed.

Our license grants us worldwide marketing rights to the technology (except in Israel) while allowing us to develop the technology further. Currently, our technology employs an algorithm to measure a person’s center of gravity. We intend to refine the measurement of this algorithm to better focus the center of gravity.

Create an attractive design for our footwear.

We plan to have footwear designs in both men’s and women’s models, but to date we have designed only a simple unisex model. We are in discussions to hire shoe designers in Israel and we are currently researching the coloring and styling of our shoes.

We are searching for a manufacturer for our shoes.

We have held discussions with footwear manufacturers in Israel to reach an agreement by which they would manufacture our footwear. We hope to reach an agreement with an orthopedic shoe manufacturer in early 2008.

Actively seek strategic partners for the marketing of the device.

Because our products require a pedometer at the sales location, we are in discussions with the largest manufacturer of pedometers in Israel about installing our algorithm in its pedometers. The manufacturer’s products are currently installed in over 5,000 locations in the United States.

Establish a reputation and credibility in medical field in the major target markets.

Our President, a renowned spinal surgeon, has been in discussions with his professional counterparts in Israel and the United States in order to further academic research into the benefits our footwear.

Additional Capital Formation Activities

On December 9, 2007, we raised $225,000 by selling 1,125,000 shares of our common stock to two investors in a transaction that was exempt from registration pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. We anticipate that the monies we have raised will be used to finalize shoe production in Israel, allowing the Company to begin marketing the product in the United States, and to pay some of the expenses listed below.

Despite this, we still do not have sufficient resources to effectuate our business. As of February 20, 2008, we had approximately $170,184 in cash. We expect to incur a minimum of $265,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Advertising	30,000
Marketing Materials	15,000
Travel Expenses	12,000
Shoe Design Expenses	10,000
Office Expenses	18,000
Development / Licensing	150,000
TOTAL	$265,000

Additionally, $50,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers or issue debt or equity securities or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Consolidated Financial Statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Cherry Tankers Inc.:

We have audited the accompanying consolidated balance sheet of Cherry Tankers Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2007, and from inception (March 30, 2007) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherry Tankers Inc. and subsidiary as of December 31, 2007, and the results of its consolidated operations and its consolidated cash flows for the period ended December 31, 2007, and from inception (March 30, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah
February 19, 2008.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

ASSETS

2007
Current Assets:
Cash in bank	$244,109

Total current assets	244,109

Total Assets	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$4,789
Accrued liabilities	33,240

Total current liabilities	38,029

Total liabilities	38,029

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370
Additional paid-in capital	274,688
(Deficit) accumulated during the development stage	(69,978)

Total stockholders' equity	206,080

Total Liabilities and Stockholders' Equity	$244,109

The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	62,945	62,945
Travel expense	5,236	5,236
Other	1,304	1,304
Legal - Incorporation fees	493	493

Total general and administrative expenses	69,978	69,978

(Loss) from Operations	(69,978)	(69,978)

Other Income (Expense)	-	-

Provision for Income Taxes	-	-

Net (Loss)	$(69,978)	$(69,978)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,742,827

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2007

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - March 30, 2007	-	$-	$-	$-	$-

Common stock issued for cash	13,705,000	1,370	274,688	-	276,058

Net (loss) for the period	-	-	-	(69,978)	(69,978)

Balance - December 31, 2007	13,705,000	$1,370	$274,688	$(69,978)	$206,080

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(69,978)	$(69,978)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	4,789	4,789
Accrued liabilities	33,240	33,240

Net Cash (Used in) Operating Activities	(31,949)	(31,949)

Investing Activities:
Investing activities	-	-

Net Cash (Used in) Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	276,058	276,058

Net Cash Provided by Financing Activities	276,058	276,058

Net Increase in Cash	244,109	244,109

Cash - Beginning of Period	-	-

Cash - End of Period	$244,109	$244,109

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.  Summary of Significant Accounting Policies

  Basis of Presentation and Organization

Cherry Tankers Inc. (the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 30, 2007. The proposed business plan of the Company is to manufacture, market, and distribute orthopedic shoes based on licensed patented technology. The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company and its wholly owned subsidiary under the accrual basis of accounting.

In April 2007, the Company commenced a capital formation activity through a Private Placement Offering (the “PPO”), exempt from registration under the Securities Act of 1933, to raise up to $1,058 through the issuance 10,580,000 shares of its common stock to founders of the Company, par value $0.0001 per share, at an offering price of $0.0001 per share. As of June 18, 2007, the Company had closed the PPO and received proceeds of $1,000. The remaining $58 was received as of December 31, 2007.

On November 27, 2007, the Company organized and incorporated a wholly owned subsidiary under the name Cherry Tankers Ltd. (an Israeli corporation) for the purpose of research and development as well as manufacturing and marketing for its products and services in Israel. The Company currently owns all 10,000 shares issued and outstanding, each valued at 0.01 New Israeli Shekels.

In addition, in July 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2007, the Company had received $50,000 in proceeds from the PPO. In December 2007, the Company also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

In December 2007, the Company commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share. As of December 9, 2007, the Company had closed the PPO and received proceeds of $225,000.

  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cherry Tankers Ltd. ("Subsidiary"), an Israeli corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

  Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

  Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers; the fee is fixed or determinable based on the completion of stated terms and conditions; and collection of any related receivable is probable.

  Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2007.

  Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset, and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

  Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

  Concentration of Risk

As of December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

  Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

  Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

  Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the period ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to manufacture, market, and distribute orthopedic shoes that will alleviate the back, knee, and hip pain resulting from walking abnormalities.

During the period ended December 31, 2007, the Company was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders. As of December 31, 2007, the Company had raised $276,058 in proceeds from the PPO’s. The Company has submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. No proceeds will be received by the Company from the sale of common stock by selling stockholders. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

In April 2007, the Company commenced a capital formation activity through a PPO exempt from registration under the Securities Act of 1933, to raise up to $1,058 through the issuance 10,580,000 shares of its common stock to founders of the Company, par value $0.0001 per share, at an offering price of $0.0001 per share. As of June 18, 2007, the Company had closed the PPO and received proceeds of $1,000. The remaining $58 was received as of December 31, 2007.

In addition, in July 2007, the Board of Directors of the Company resolved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2007, the Company had fully subscribed the PPO, closed the PPO, and received a total of $50,000 in proceeds.

In December 2007, the Company commenced a capital formation activity through a Private Placement Offering (the “PPO”), exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share. As of December 9, 2007, the Company had closed the PPO and received proceeds of $225,000.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2007, is as follows (assuming a 23% effective tax rate):

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$16,095	$16,095
Change in valuation allowance	(16,095)	(16,095)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007

Loss carryforwards	$16,095
Less - Valuation allowance	(16,095)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had $69,978 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

5. Patent Licensing Agreement

On November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its wholly owned subsidiary Cherry Tankers, Ltd. (the “Subsidiary”). The Patent Licensing Agreement grants the Company an irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in the amount of up to $150,000 as well as royalties due each calendar quarter based on 4% of Net Revenues.

6. Commitment and Contingencies

As discussed in Note 5, on November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its Subsidiary. The Patent Licensing Agreement grants the Company irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in the amount of up to $150,000, which will be paid in installments, described as follows.

Installment #1 February 1, 2008	$20,000
Installment #2 April 1, 2008	50,000
Installment #3 June 1, 2008	50,000
Installment #4 September 1, 2008	30,000

$150,000

The Company is also obligated to pay the Subsidiary royalties in the amount of 4% of Net Revenues. This amount will be due on the fifth business day following the end of each calendar quarter.

7. Change in Management

On November 22, 2007, the existing President, Secretary, Treasurer, Chief Executive Officer, and Director notified the Company of his resignation. On the same day, the Company appointed an individual as President, Chief Executive Officer, and Director. The Company also appointed another individual as Secretary, Treasurer, and Director. Both individuals accepted their positions on November 22, 2007.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

8.  Related Party Transactions

As discussed in Note 5, the Subsidiary purchased the right, title, and interest of the Technology for $1 from a shareholder of the Company.

9.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period, in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Davis Accounting Group P.C. is our registered independent auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons

Each Director of our Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Set forth below is the name, age, present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current Directors and executive officers.

Name and Business Address	Age	Position
Dr. Reuven Gepstein Herzeliya Medical Center Herzeliya Pituach, Israel	58	President, Chief Executive Officer and Director
Ms. Yael Alush 78 Sokolov St. Herzeliya, Israel	25	Secretary, Treasurer and Director

Dr. Reuven Gepstein has been our Director and our President and Chief Executive Officer since joining our Company on November 22, 2007. Dr. Gepstein is the head of the Spinal unit at the Sapir Medical Center in Israel. He is a practicing spinal surgeon. Dr. Gepstein received his MD from the Technion School of Medicine in Israel in 1978 and received his specialization certificate in 1984. He has been a practicing spinal surgeon ever since. Dr. Gepstein has written numerous research papers in the field of spinal surgery and participated in conferences on the matter in 2007 in Switzerland, in 2006 in Greece, Turkey and Israel, in 2005 in Russia, and in 2003 in Korea.

Ms. Yael Alush has been our Director, Treasurer and Secretary since joining the Company on November 22, 2007. Ms. Alush is currently the owner of the ELYA Orthotics Center in Herzeliya, Israel. Ms. Alush is responsible for sales, customer service, bookkeeping and sourcing of products. The facility caters to individuals seeking out orthotics. Ms. Alush has been at ELYA Orthotics since 2003. Between 2001 and 2003, Ms. Alush worked at the Israel Center for Orthotics where she worked as a customer service representative.

There are no familial relationships among our Directors and officers. None of our Directors or officers is a Director in any other reporting companies. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or Directors, or any associate of any such officer or Director, is a party adverse to us or to our Subsidiary or has a material interest adverse to us or to our Subsidiary.

Audit Committee; Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two Directors and to date, such Directors have been performing the functions of an audit committee.

Code of Ethics

The Company has not yet adopted a Code of Ethics because it has only two Directors and officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, Directors and persons who beneficially own more than 10% of our common stock, the class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of our common stock. Reporting persons are required under SEC rules to furnish us with copies of all Forms 3, 4 and 5 which they file. During the fiscal year ended December 31, 2007, all required reports were filed.

Item 10. Executive Compensation.

Summary Compensation

Since our incorporation on March 30, 2007, we have not paid any compensation to our Directors or officers. On April 15, 2007, Dr. Reuven Gepstein, our President, Chief Executive Officer and Director purchased 900,000 shares of our common stock at par value, and on June 18, 2007, Mrs. Yael Alush, our Secretary, Treasurer and Director purchased 962,500 shares of our common stock at par value. Dr. Gepstein and Ms. Alush did not join us until November 22, 2007. The officers and Directors of our Company do not intend to receive cash remuneration or salaries for their efforts unless and until our business operations are successful, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.

We have no employment agreements with any of our Directors or executive officers.

During the fiscal year ended December 31, 2007, no stock options or stock appreciation rights were granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2007. We have no long-term incentive plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2007 for services rendered to our Company in all capacities by our principal executive officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dr. Reuven Gepstein (1)	2007	0	0	0	0	0	0	0	0
Ms. Yael Alush (2)	2007	0	0	0	0	0	0	0	0

(1) Dr. Reuven Gepstein has been our President, Chief Executive Officer and Director since November 22, 2007.

(2) Ms. Yael Alush has been our Secretary, Treasurer and Director since November 22, 2007.

Outstanding Equity Awards

As of December 31, 2007, none of our Directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

No compensation was paid to our Directors during the period from our inception (March 30, 2007) to December 31, 2007.

The following table sets forth information concerning the compensation paid to, or earned by our Directors during the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Dr. Reuven Gepstein	0	0	0	0	0	0	0
Ms. Yael Alush	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of January 23, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 13,705,000 shares of our common stock issued and outstanding as of February 20, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Cherry Tankers, Inc., 78 Sokolov Street, Herzeliya, Israel.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Dr. Reuven Gepstein (1)	Common	900,000	6.57%
Yael Alush (2)(3)	Common	962,500	7.02%
Directors and Officers as a Group (2 persons)(3)	Common	1,862,000	13.59%
Rivka Benchaya 97 Hanasi Street Herzeliya, Israel	Common	1,509,000	11.01%
Lavi Krasney 8 Paamoni Street Tel Aviv, Israel	Common	1,509,000	11.01%
Ofer Ben-Ner 21 Hagefen Street Tzaron, Israel	Common	1,045,000	7.62%
Sharone Perlstein(4) 4 HaOgen Street Herzeliya, Israel	Common	1,000,000	7.30%
Sivan Alush(5) 3 Haait Street Raanana, Israel	Common	962,500	7.02%
Haim Perlstein(6) 9 Meshesk Street Givat Chen, Israel	Common	467,500	3.41%
Atsmaout Perlstein(7) 9 Meshesk Street Givat Chen, Israel	Common	467,500	3.41%
Shomit Yaron(8) 4 HaOgen Street Herzeliya, Israel	Common	509,000	3.71%

(1) Our President, Chief Executive Officer and Director

(2) Our Secretary, Treasurer and Director.

(3) Does not include 962,500 shares owned by Sivan Alush, Ms. Yael Alush’s sister, with respect to which Ms. Yael Alush disclaims beneficial ownership.

(4) Does not include 467,500 shares owned by Haim Perlstein and 467,500 shares owned by Atsmaout Perlstein, Mr. Sharone Perlstein’s father and mother, respectively, with respect to which Mr. Sharone Perlstein disclaims beneficial ownership. Does not include 509,000 shares owned by Shlomit Yaron, Mr. Sharone Perlstein’s wife, with respect to which Mr. Sharone Perlstein disclaims beneficial ownership.

(5) Does not include 962,500 shares owned by Yael Alush, Ms. Sivan Alush’s sister and our Secretary, Treasurer and Director, with respect to which Ms. Sivan Alush disclaims beneficial ownership.

(6) Does not include 467,500 shares owned by Atsmaout Perlstein and 1,000,000 shares owned by Sharone Perlstein, Mr. Haim Perlstein’s former wife and son, respectively, with respect to which Mr. Haim Perlstein disclaims beneficial ownership.

(7) Does not include 467,500 shares owned by Haim Perlstein and 1,000,000 shares owned by Sharone Perlstein, Ms. Perlstein’s former husband and son, respectively, with respect to which Ms. Perlstein disclaims beneficial ownership.

(8) Does not include 1,000,000 shares owned by Sharone Perlstein, Ms. Yaron’s husband, with respect to which Ms. Yaron disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On April 15, 2007, by action taken by our Board of Directors, we accepted Dr. Reuven Gepstein’s subscription for 900,000 shares at par for a total consideration of $90.00. The shares were issued under Regulation S. On November 22, 2007, Dr. Gepstein was appointed our President, Chief Executive Officer and Director.

On June 18, 2007, by action taken by our Board of Directors, we accepted Yael Alush’s subscription for 962,500 shares at par for a total consideration of $96.20. The shares were issued under Regulation S. On November 22, 2007, Yael Alush was appointed our Secretary, Treasurer and Director.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that any of our Directors currently meet the definition of “Independent” as that term is defined by the rules and regulations of the American Stock Exchange or any other national securities exchange.

Item 13. Exhibits.

Exhibit	Description

3.1
Our Articles of Incorporation, incorporated by reference herein from Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

3.2
Our By-Laws, incorporated by reference herein from Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

4.1
Specimen of our common stock certificate, incorporated by reference herein from Exhibit 4.1 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

10.1
Form of our Regulation S Subscription Agreement, incorporated by reference herein from Exhibit 10.2 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

Item 14. Registered Independent Auditor Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for the period March 30, 2007 (inception) until December 31, 2007 for professional services rendered by our registered independent auditor for the audit of our annual consolidated financial statements included in our Form 10-KSB or services that are normally provided by our registered independent auditor in connection with statutory and regulatory filings or engagements for such period was $13,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the period March 30, 2007 (inception) until December 31, 2007 for assurance and related services by our registered independent auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements was $0.

(3) TAX FEES

The aggregate fees billed for the period March 30, 2007 (inception) until December 31, 2007 for professional services rendered by our registered independent auditor for tax compliance, tax advice, and tax planning was $0.

(4) ALL OTHER FEES

The aggregate fees billed for the period March 30, 2007 (inception) until December 31, 2007 for products and services provided by our registered independent auditor, other than the services reported above was $0.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before our registered independent auditor is engaged by us to render audit or non-audit services, our registered independent auditor is nominated and approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

Cherry Tankers, Inc.

By:	/s/ Reuven Gepstein
Name: Reuven Gepstein
Title: President, Chief Executive Officer, and Director (Principal Executive, Officer)

By:	/s/ Yael Alush
Name: Yael Alush
Title: Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Name	Title:	Date:

/s/ Reuven Gepstein Reuven Gepstein	President, Chief Executive Officer, and Director	February 26, 2008

/s/ Yael Alush Yael Alush	Secretary, Treasurer and Director	February 26, 2008