Form 10-Q
period 2008-03-31
Cherry Tankers Inc
filed 2008-05-15
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-148346

CHERRY TANKERS, INC.

A Delaware Corporation	I.R.S. Employer No. 98-0531496

78 Sokolov Street, Herzeliya, Israel
Phone: 011-972-9-958-3777
Facsimile: 011-972-9-951-9500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of May 15, 2008, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008
(Unaudited)

2008
ASSETS
Current Assets:
Cash in bank	$110,459
Total current assets	110,459
Total Assets	$110,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$9,945
Accrued liabilities	7,070
Due to stockholder	450
Total current liabilities	17,465
Total liabilities	17,465
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370
Additional paid-in capital	274,688
(Deficit) accumulated during the development stage	(183,064)
Total stockholders' equity	92,994
Total Liabilities and Stockholders' Equity	$110,459

The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	103,415	166,360
Travel expense	6,438	11,674
Other	3,233	4,537
Legal - Incorporation fees	-	493
Total general and administrative expenses	113,086	183,064
(Loss) from Operations	(113,086)	(183,064)

Other Income (Expense)	-	-

Provision for Income Taxes	-	-
Net (Loss)	$(113,086)	$(183,064)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(113,086)	$(183,064)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	5,156	9,945
Accrued liabilities	(26,170)	7,070
Net Cash (Used in) Operating Activities	(134,100)	(166,049)
Investing Activities:
Investing activities	-	-
Net Cash (Used in) Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	-	276,058
Due to stockholder	450	450
Net Cash Provided by Financing Activities	450	276,508
Net Increase in Cash	(133,650)	110,459
Cash - Beginning of Period	244,109	-
Cash - End of Period	$110,459	$110,459

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.  Summary of Significant Accounting Policies

  Basis of Presentation and Organization

Cherry Tankers Inc. (the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 30, 2007. The proposed business plan of the Company is to manufacture, market, and distribute orthopedic shoes based on licensed patented technology. The accompanying consolidated financial statements of the Company and its wholly owned subsidiary were prepared from the accounts of the Company under the accrual basis of accounting.

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

In addition, in July 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2007, the Company had received $50,000 in proceeds from the PPO. In December 2007, the Company also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

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

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months ended March 31, 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to Cherry Tankers, Inc’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

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

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2008.

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
MARCH 31, 2008
(Unaudited)

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

  Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accounts payable, accrued liabilities, and due to stockholder approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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
MARCH 31, 2008
(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the three months ended March 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to manufacture, market, and distribute orthopedic shoes that will alleviate the back, knee, and hip pain resulting from walking abnormalities.

During the period from inception through March 31, 2008, the Company was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders. As of March 31, 2008, the Company had raised $276,058 in proceeds from the PPO’s. The Company also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. No proceeds will be received by the Company from the sale of common stock by selling stockholders. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

In addition, in July 2007, the Board of Directors of the Company resolved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of March 31, 2008, the Company had fully subscribed the PPO, closed the PPO, and received a total of $50,000 in proceeds.

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

4.  Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2008, is as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal and state-
Taxable income	$-
Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$26,010
Change in valuation allowance	(26,010)
Total deferred tax provision	$-

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008

Loss carryforwards	$42,105
Less - Valuation allowance	(42,105)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2008, the Company had $183,064 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

5. Patent Licensing Agreement

On November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its wholly owned subsidiary Cherry Tankers, Ltd. (the “Subsidiary”). The Patent Licensing Agreement grants the Company an irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in the amount of up to $150,000 as well as royalties due each calendar quarter based on 4% of Net Revenues.

6. Commitment and Contingencies

As discussed in Note 5, on November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its Subsidiary. The Patent Licensing Agreement grants the Company irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in installments for the amount of $150,000. The first installment of $20,000 was due on February 1, 2008. On February 1, 2008, the Company amended the agreement rescheduling the installment due dates. The installments are now due as follows:

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Installment #1 July 15, 2008	$20,000
Installment #2 September 15, 2008	50,000
Installment #3 November 15, 2008	50,000
Installment #4 February 15, 2009	30,000
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

During the three months ended March 31, 2008, a stockholder loaned the Company $450. As of March 31, 2008, the Company owed the stockholder $450.

9.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-QSB, references to the “Company,” “Cherry Tankers,” “we,” “our” or “us” refer to Cherry Tankers, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We have held discussions with footwear manufacturers in Israel to reach an agreement by which they would manufacture our footwear. We hope to reach an agreement with an orthopedic shoe manufacturer in mid-2008.

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

Additional Capital Formation Activities.

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

Despite this, we still do not have sufficient resources to effectuate our business. As of May 14, 2008, we had approximately $95,779 in cash. We expect to incur a minimum of $371,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$50,000
Advertising	30,000
Marketing Materials	15,000
Travel Expenses	36,000
Shoe Design Expenses	10,000
Office Expenses	30,000
Development / Licensing	150,000
Professional Fees	50,000
TOTAL	$371,000

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

Going Concern Consideration

The accompanying consolidated financial statements contain information regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

10.4	Amendment to Licensing Agreement between Cherry Tankers Inc. and Cherry Tankers Ltd.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

CHERRY TANKERS, INC.

Date: May 14, 2008	By:	/s/ Reuven Gepstein
Name: Reuven Gepstein Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Yael Alush
Name: Yael Alush Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)