Form 10-Q/A
period 2008-03-31
Cherry Tankers Inc
filed 2008-07-28
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A1

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 24, 2008, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

_______________________
1 This form amends and restates in its entirety our previously filed report for the first quarter of 2008, which was filed on May 15, 2008, to file on Form 10-Q.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2008, AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash in bank	$110,459	$244,109
Total current assets	110,459	244,109
Total Assets	$110,459	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$9,945	$4,789
Accrued liabilities	7,070	33,240
Due to shareholder	450	-
Total current liabilities	17,465	38,029
Total liabilities	17,465	38,029

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding for 2008, and 2007	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(183,064)	(69,978)
Total stockholders' equity	92,994	206,080
Total Liabilities and Stockholders' Equity	$110,459	$244,109

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

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

On November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its wholly owned subsidiary Cherry Tankers, Ltd. (the “Subsidiary”). The Patent Licensing Agreement grants the Company an irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in the amount of $150,000 as well as royalties due each calendar quarter based on 4% of Net Revenues.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

6.	Commitment and Contingencies

As discussed in Note 5, on November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its Subsidiary. The Patent Licensing Agreement grants the Company irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in installments in the amount of $150,000. The first installment of $20,000 was due on February 1, 2008. On February 1, 2008, the Company amended the agreement rescheduling the installment due dates. The installments are now due as follows:

Installment #1	July 15, 2008	$20,000
Installment #2	September 15, 2008	50,000
Installment #3	November 15, 2008	50,000
Installment #4	February 15, 2009	30,000

		$150,000

The Company is also obligated to pay the Subsidiary royalties in the amount of 4% of Net Revenues. This amount will be due on the fifth business day following the end of each calendar quarter.

On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement.  As of July 22, 2008, the Company and its Subsidiary had not determined the outcome of the default, the potential for the revision of the installment payment schedule, or the terms related to the possible cancellation of the Patent Licensing Agreement.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

10.	Subsequent Event

As discussed in Note 6, on July 15, 2008, the Company did not make the first development fee installment payment to its Subsidiary, and was in default on the Patent Licensing Agreement.  As of July 22, 2008, the Company and its Subsidiary had not determined the outcome of the default, the potential for the revision of the installment payment schedule, or the terms related to the possible cancellation of the Patent Licensing Agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Cherry Tankers,” “we,” “our” or “us” refer to Cherry Tankers, Inc. unless the context otherwise indicates.

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

Recent Events

On November 27, 2007, we entered into a patent licensing agreement (the “Patent Licensing Agreement”) with Cherry Tankers Ltd., our Israeli subsidiary (the “Subsidiary”).  The Patent Licensing Agreement grants us an irrevocable, non-transferable, perpetual right and license to make use of certain technology and products in the orthopedic shoe soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing and selling the products based on the Technology, on a worldwide basis, except in Israel.  Under the Patent Licensing Agreement, we are entitled to sub-license the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in installments totaling $150,000.  The first installment of $20,000 was due on February 1, 2008.  On February 1, 2008, we amended the agreement with the Subsidiary to reschedule the installment due dates.  The first installment payment of development fees was due on July 15, 2008.  On that date, the Company did not make the installment payment, and was in default on the Patent Licensing Agreement.  As of July 24, 2008, the Company and its Subsidiary have not determined the outcome of the default, the potential for the revision of the installment payment schedule, or the terms related to the possible cancellation of the Patent Licensing Agreement. The Company may choose to seek other business opportunities rather than reschedule the installment payments under the Patent Licensing Agreement.

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

Create an attractive design for our footwear

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

Actively seek strategic partners for the marketing of the device

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

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our consolidated financial statements as of and for the period ended December 31, 2007, regarding concerns about our ability to continue as a going concern. Our interim consolidated financial statements included herein contain additional note disclosures describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

*10.4	Amendment to Licensing Agreement between Cherry Tankers Inc. and Cherry Tankers Ltd.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CHERRY TANKERS, INC.

Date: July 27, 2008	By:	/s/ Reuven Gepstein
Name: Reuven Gepstein
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 27, 2008	By:	/s/ Yael Alush
Name: Yael Alush
Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)