Form 10-Q
period 2008-06-30
Cherry Tankers Inc
filed 2008-07-29
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
JUNE 30, 2008, AND 2007
(Unaudited)

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$85,485	$244,109
Total current assets	85,485	244,109
Total Assets	$85,485	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,050	$4,789
Accrued liabilities	4,000	33,240
Total current liabilities	5,050	38,029
Total liabilities	5,050	38,029
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(195,623)	(69,978)
Total stockholders' equity	80,435	206,080
Total Liabilities and Stockholders' Equity	$85,485	$244,109

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED JUNE 30, 2008, AND 2007, THE
SIX MONTHS AND PERIOD ENDED JUNE 30, 2008, AND 2007, AND CUMULATIVE
FROM INCEPTION (MARCH 30, 2007) THROUGH JUNE 30, 2008
(Unaudited)

			Six Months	Period
	Three Months Ended		Ended	Ended
	June 30,		June 30,	June 30,	Cumulative
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting services	6,000	-	65,764	-	81,764
Accounting and audit fees	4,250	-	14,127	-	35,727
Legal fees	930	5,000	9,974	5,000	33,296
Transfer agent fees	300	-	17,608	-	17,608
Travel expense	-	-	6,438	-	11,674
Other professional fees	719	-	8,141	-	10,164
Other	360	-	3,593	-	4,897
Legal - Incorporation fees	-	-	-	493	493

Total general and administrative expenses	12,559	5,000	125,645	5,493	195,623
(Loss) from Operations	(12,559)	(5,000)	(125,645)	(5,493)	(195,623)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(12,559)	$(5,000)	$(125,645)	$(5,493)	$(195,623)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	5,385,677	13,705,000	5,385,677

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, PERIOD ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months
	Ended	Period Ended	Cumulative
	June 30,	June 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(125,645)	$(5,493)	$(195,623)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(3,739)	5,493	1,050
Accrued liabilities	(29,240)	-	4,000
Net Cash (Used in) Operating Activities	(158,624)	-	(190,573)

Investing Activities:
Investing activities	-	-	-
Net Cash (Used in) Investing Activities	-	-	-
Financing Activities:
Loan from stockholder	450	-	450
Repayment of loan from stockholder	(450)	-	(450)
Issuance of common stock for cash	-	1,000	276,058
Net Cash Provided by Financing Activities	-	1,000	276,058
Net (Decrease) Increase in Cash	(158,624)	1,000	85,485
Cash - Beginning of Period	244,109	-	-
Cash - End of Period	$85,485	$1,000	$85,485

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Cherry Tankers Inc. (“Cherry Tankers” or the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 30, 2007. The proposed business plan of Cherry Tankers is to manufacture, market, and distribute orthopedic shoes based on licensed patented technology. The accompanying consolidated financial statements of Cherry Tankers and its wholly owned subsidiary were prepared from the accounts of the Company under the accrual basis of accounting.

In April 2007, Cherry Tankers commenced a capital formation activity through a Private Placement Offering (the “PPO”), exempt from registration under the Securities Act of 1933, to raise up to $1,058 through the issuance 10,580,000 shares of its common stock to founders of the Company, par value $0.0001 per share, at an offering price of $0.0001 per share. As of June 18, 2007, the Company had closed the PPO and received proceeds of $1,000. The remaining $58 was received as of December 31, 2007.

On November 27, 2007, Cherry Tankers organized and incorporated a wholly owned subsidiary under the name Cherry Tankers Ltd. (an Israeli corporation) for the purpose of research and development as well as manufacturing and marketing for its products and services in Israel. Cherry Tankers currently owns all 10,000 shares issued and outstanding, each valued at 0.01 New Israeli Shekels.

In addition, in July 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2007, Cherry Tankers had received $50,000 in proceeds from the PPO. In December 2007, Cherry Tankers also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

In December 2007, Cherry Tankers commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share. As of December 9, 2007, the Company had closed the PPO and received proceeds of $225,000.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim financial statements of Cherry Tankers as of June 30, 2008, and for the three months ended June 30, 2008, and 2007, the six months ended June 30, 2008, the period ended June 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and its cash flows for the three months ended June 30, 2008, and 2007, the six months ended June 30, 2008, the period ended June 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Cherry Tankers and its wholly owned subsidiary, Cherry Tankers Ltd. ("Subsidiary"), an Israeli corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

Cherry Tankers is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers; the fee is fixed or determinable based on the completion of stated terms and conditions; and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of June 30, 2008.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

Income Taxes

Cherry Tankers accounts for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. Cherry Tankers establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset, and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Cherry Tankers generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Cherry Tankers could realize in a current market exchange. As of June 30, 2008, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2008, Cherry Tankers maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses, and are expensed as incurred.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses the three months ended June 30, 2008, and 2007, the six months ended June 30, 2008, the period ended June 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of Cherry Tankers is to manufacture, market, and distribute orthopedic shoes that will alleviate the back, knee, and hip pain resulting from walking abnormalities.

During the period ended June 30, 2008, Cherry Tankers was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders. As of June 30, 2008, Cherry Tankers had raised $276,058 in proceeds from the PPO’s. Cherry Tankers also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. No proceeds will be received by the Company from the sale of common stock by selling stockholders. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Cherry Tankers has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

3.  Common Stock

In April 2007, the Company commenced a capital formation activity through a PPO exempt from registration under the Securities Act of 1933, to raise up to $1,058 through the issuance 10,580,000 shares of its common stock to founders of the Company, par value $0.0001 per share, at an offering price of $0.0001 per share. As of June 18, 2007, Cherry Tankers had closed the PPO and received proceeds of $1,000. The remaining $58 was received as of December 31, 2007.

In addition, in July 2007, the Board of Directors of Cherry Tankers began a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of December 31, 2007, the Company had fully subscribed the PPO, closed the PPO, and received a total of $50,000 in proceeds.

In December 2007, Cherry Tankers commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share. As of December 9, 2007, the Company had closed the PPO and received proceeds of $225,000.

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

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2008, and 2007, is as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$28,898	$1,263
Change in valuation allowance	(28,898)	(1,263)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

2008

Loss carryforwards	$44,993
Less - Valuation allowance	(44,993)
Total net deferred tax assets	$-

As of June 30, 2008, Cherry Tankers had approximately $195,600 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

5. Patent Licensing Agreement

On November 27, 2007, Cherry Tankers entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its wholly owned subsidiary Cherry Tankers, Ltd. (the “Subsidiary”). The Patent Licensing Agreement grants the Company an irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in the amount of $150,000 as well as royalties due each calendar quarter based on 4% of Net Revenues.

6. Commitment and Contingencies

As discussed in Note 5, on November 27, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its Subsidiary. The Patent Licensing Agreement grants the Company an irrevocable, non-transferable, perpetual right, and license to make use of the Technology in the Orthopedic Shoe Soles field for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel. The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance. The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets. In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in installments in the amount of $150,000. The first development fee installment of $20,000 was due on February 1, 2008. On February 1, 2008, the Company and Subsidiary amended the agreement rescheduling the installment due dates. The installments are due as follows:

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
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

7. Change in Management

On November 22, 2007, the existing President, Secretary, Treasurer, Chief Executive Officer, and Director notified Cherry Tankers of his resignation. On the same day, the Company appointed an individual as President, Chief Executive Officer, and Director. The Company also appointed another individual as Secretary, Treasurer, and Director. Both individuals accepted their positions on November 22, 2007.

8.  Related Party Transactions

As discussed in Note 5, the Subsidiary purchased the right, title, and interest of the Technology for $1 from a shareholder of the Company.

During the six months ended June 30, 2008, a shareholder loaned Cherry Tankers $450, and the Company repaid this amount.

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

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008,  AND 2007
(Unaudited)

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the period ended March 31, 2008.

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

Despite this, we still do not have sufficient resources to effectuate our business. As of July 27, 2008, we had approximately $30,370 in cash. We expect to incur a minimum of $371,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

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

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the consolidated financial statements as and for the period ended December 31, 2007, regarding concerns about our ability to continue as a going concern. Our interim consolidated financial statements included herein contain additional note disclosures describing the circumstances that lead to this disclosure as of June 30, 2008.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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