Form 10-Q
period 2008-09-30
Cherry Tankers Inc
filed 2008-10-06
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 2, 2008, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of September 30, 2008, and December 31, 2007	F-2

Consolidated Statements of Operations for the Three Months Ended September 30, 2008, and 2007, Nine Months Ended September 30, 2008, Period Ended September 30, 2007, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008, Period Ended September 30, 2007, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements September 30, 2008, and 2007	F-5

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007

ASSETS

Current Assets:
Cash in bank	$6,694	$244,109
Total current assets	6,694	244,109
Total Assets	$6,694	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$2,778	$4,789
Accrued liabilities	4,500	33,240
Total current liabilities	7,278	38,029
Total liabilities	7,278	38,029

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(276,642)	(69,978)
Total stockholders' equity (deficit)	(584)	206,080
Total Liabilities and Stockholders' Equity (Deficit)	$6,694	$244,109

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007,
NINE MONTHS AND PERIOD ENDED SEPTEMBER 30, 2008, AND 2007, AND CUMULATIVE
FROM INCEPTION (MARCH 30, 2007) THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Nine Months	Period
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,	Cumulative
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting services	67,770	-	133,534	-	155,134
Accounting and audit fees	9,500	-	23,627	-	39,627
Legal fees	1,700	-	11,674	5,000	34,996
Transfer agent fees	300	-	17,908	-	17,908
Travel expense	-	-	6,438	-	11,674
Other professional fees	1,428	-	9,569	-	11,592
Other	321	98	3,914	98	5,218
Legal - Incorporation fees	-	-	-	493	493
Total general and administrative expenses	81,019	98	206,664	5,591	276,642
(Loss) from Operations	(81,019)	(98)	(206,664)	(5,591)	(276,642)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(81,019)	$(98)	$(206,664)	$(5,591)	$(276,642)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	11,034,348	13,705,000	8,194,746

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months
	Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(206,664)	$(5,591)	$(276,642)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(2,011)	493	2,778
Accrued liabilities	(28,740)	5,000	4,500
Net Cash (Used in) Operating Activities	(237,415)	(98)	(269,364)

Investing Activities:
Investing activities	-	-	-
Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Loan from stockholder	-	-	450
Repayment of loan from stockholder	-	-	(450)
Issuance of common stock for cash	-	41,454	276,058
Net Cash Provided by Financing Activities	-	41,454	276,058
Net (Decrease) Increase in Cash	(237,415)	41,356	6,694
Cash - Beginning of Period	244,109	-	-
Cash - End of Period	$6,694	$41,356	$6,694

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim financial statements of Cherry Tankers as of September 30, 2008, and December 31, 2007, and for the three months ended September 30, 2008, and 2007, nine months ended September 30, 2008, period ended September 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008, and December 31, 2007, and the results of its operations and its cash flows for the three months ended September 30, 2008, and 2007, nine months ended September 30, 2008, period ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

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

Revenue Recognition

Cherry Tankers is in the development stage and has yet to realize revenues from operations. If the Company commences operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers; the fee is fixed or determinable based on the completion of stated terms and conditions; and collection of any related receivable is probable.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of September 30, 2008, or December 31, 2007.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Cherry Tankers could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2008, and December 31, 2007, Cherry Tankers maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and December 31, 2007, and expenses for the three months ended September 30, 2008, and 2007, nine months ended September 30, 2008, period ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of Cherry Tankers is to manufacture, market, and distribute orthopedic shoes that will alleviate the back, knee, and hip pain resulting from walking abnormalities.

During the period from inception through September 30, 2008, Cherry Tankers was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders. As of September 30, 2008, Cherry Tankers had raised $276,058 in proceeds from the PPO’s. Cherry Tankers also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders. This Registration Statement on Form SB-2 went effective with the SEC on January 10, 2008. No proceeds will be received by the Company from the sale of common stock by selling stockholders. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Cherry Tankers has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007, is as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$47,533	$1,286
Change in valuation allowance	(47,533)	(1,286)
Total deferred tax provision	$-	$-

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$63,628
Less - Valuation allowance	(63,628)
Total net deferred tax assets	$-

As of September 30, 2008, Cherry Tankers had approximately $276,642 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Installment #1 July 15, 2008	$20,000
Installment #2 September 15, 2008	50,000
Installment #3 November 15, 2008	50,000
Installment #4 February 15, 2009	30,000
$150,000

The Company is also obligated to pay the Subsidiary royalties in the amount of 4% of Net Revenues. This amount will be due on the fifth business day following the end of each calendar quarter.

On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement. On September 15, 2008, the Company did not make the second development fee installment payment, and was in default on the Patent Licensing Agreement.  As of October 2, 2008, the Company and its Subsidiary had not determined the outcome of the default, the potential for the revision of the installment payment schedule, or the terms related to the possible cancellation of the Patent Licensing Agreement.

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

During the nine months ended September 30, 2008, a shareholder loaned Cherry Tankers $450, and the Company repaid this amount.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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
SEPTEMBER 30, 2008, AND 2007
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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2008.

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

Recent Events

On November 27, 2007, we entered into a patent licensing agreement (the “Patent Licensing Agreement”) with Cherry Tankers Ltd., our Israeli subsidiary (the “Subsidiary”).  The Patent Licensing Agreement grants us an irrevocable, non-transferable, perpetual right and license to make use of certain technology and products in the orthopedic shoe soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing and selling the products based on the Technology, on a worldwide basis, except in Israel.  Under the Patent Licensing Agreement, we are entitled to sub-license the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retains all rights, title and interest in and to the Technology, including the design of the products, copyrights, trademarks and trade secrets.  In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in installments totaling $150,000.  The first installment of $20,000 was due on February 1, 2008.  On February 1, 2008, we amended the agreement with the Subsidiary to reschedule the installment due dates.  The first installment payment of development fees was due on July 15, 2008.  On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement. On September 15, 2008, the Company did not make the second development fee installment payment, and was in default on the Patent Licensing Agreement.  As of October 2, 2008, the Company and its Subsidiary had not determined the outcome of the default, the potential for the revision of the installment payment schedule, or the terms related to the possible cancellation of the Patent Licensing Agreement. The Company may choose to seek other business opportunities rather than reschedule the installment payments under the Patent Licensing Agreement.

Plan of Operation

Our original business plan related to the development, marketing and sale of footwear that will alleviate the back, knee and hip pain resulting from walking abnormalities. As noted elsewhere in this quarterly report, we have obtained a license to technology in this field. Due to market conditions, we have not been able to raise additional funds through either debt or equity offerings to pursue our original business plan. Without additional cash we are unable to pursue our plan of operations and commence generating revenue. While we would like to continue to pursue our original business plan, we believe that we may not be able to raise the necessary funds to continue to pursue that plan and have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in preliminary discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and no party is bound to proceed with the Merger.

The above paragraph qualifies everything else in this Quarterly Report regarding our plan of operation.

We intend to continue to refine the technology we have licensed.

Our license grants us worldwide marketing rights to the technology (except in Israel) while allowing us to develop the technology further. Currently, our technology employs an algorithm to measure a person’s center of gravity. We intend to refine the measurement of this algorithm to better focus the center of gravity. But as noted above, we may not be able to raise the funds to do so.

Create an attractive design for our footwear

We plan to have footwear designs in both men’s and women’s models, but to date we have designed only a simple unisex model. We are in discussions to hire shoe designers in Israel and we are currently researching the coloring and styling of our shoes. But as noted above, we may not be able to raise the funds to bring those discussions to fruition.

We are searching for a manufacturer for our shoes

We have held discussions with footwear manufacturers in Israel to reach an agreement by which they would manufacture our footwear. We hope to reach an agreement with an orthopedic shoe manufacturer in 2009. But as noted above, we may not be able to raise the funds to continue operations long enough to do so.

Actively seek strategic partners for the marketing of the device

Because our products require a pedometer at the sales location, we are in discussions with the largest manufacturer of pedometers in Israel about installing our algorithm in its pedometers. The manufacturer’s products are currently installed in over 5,000 locations in the United States. If our products are not ready for market, we cannot bring these discussions to fruition.

Establish a reputation and credibility in medical field in the major target markets

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

Despite this, we still do not have sufficient resources to effectuate our business. As of October 2, 2008, we had approximately $6,694 in cash. We expect to incur a minimum of $35,000 in expenses during the next 12 months of operations. We estimate that this will be comprised of the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$25,000
Advertising	1,000
Office Expenses	4,000
Professional Fees	5,000
TOTAL	$35,000

Additionally, $5,000 will be needed for general working capital.

The estimates above apply regardless of whether we implement our plan of operations or pursue a new plan.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers or issue debt or equity securities or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company or to continue to pursue our business plan.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our consolidated financial statements as of December 31, 2007 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements included in this Quarterly Report contain additional note disclosures describing the circumstances related to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

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

CHERRY TANKERS, INC.

Date: October 6, 2008	By:	/s/ Reuven Gepstein
Name: Reuven Gepstein Title: President, Chief Executive Officer and Director (Principal Executive Officer)
Date: October 6, 2008		By: /s/ Yael Alush
Name: Yael Alush Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)