Form 10-K
period 2008-12-31
CHERRY TANKERS INC.
filed 2009-02-19
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission file number: 333-148346

Cherry Tankers, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0531496 (I.R.S. Employer Identification No.)

78 Sokolov Street, Herzeliya, Israel, 46497
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 011-972-9-958-3777

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 Q of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes ☐     No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fur such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 tJ of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of "accelerated filer and large accelerated filer 5" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of August 7, 2008 was: $7,847.

The number of shares of the issuer’s common stock issued and outstanding as of February 3, 2009 was 13,705,000.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

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

We have signed a Licensing Agreement with the Israeli Subsidiary (the "Licensing Agreement"), pursuant to which we obtained a perpetual, irrevocable, non-transferable (but sub-licensable) license to use the technology for the sole purpose of manufacturing, marketing, distributing and selling the product (the footwear that we plan to manufacture) everywhere in the world except for Israel. The Israeli Subsidiary will market our products in Israel.

In consideration of the Licensing Agreement, we agreed to fund the Israeli Subsidiary’s development activities for the footwear in an amount up to $150,000 pursuant to a schedule that is attached to the Licensing Agreement and we agreed to pay royalty fees in an amount equal to 4% of Net Revenues (as defined in the Licensing Agreement) from sales of the products or exploitation of the technology. The first installment of $20,000 was due on February 1, 2008.  On February 1, 2008, we amended the agreement with the Subsidiary to reschedule the installment due dates.  The first installment payment of development fees was due on July 15, 2008.  On July 15, 2008, we did not make the first development fee installment payment, and we were in default on the Patent Licensing Agreement. On September 15, 2008, we did not make the second development fee installment payment, and we were in default on the Patent Licensing Agreement.  On November 15, 2008, we did not make the third development fee installment payment, and we were in default on the Patent Licensing Agreement. On December 23, 2008, we amended the Patent Licensing Agreement with our Subsidiary to reschedule the due dates of the installment payments to April 15, 2009 ($50,000) and July 15, 2009 ($100,000). As part of the same amendment, we also granted the Subsidiary the right to sublicense our technology in the Israeli market only. On January 11, 2009, the Subsidiary granted a renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel to Elya Orthopedics (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director.

We are also looking at other business opportunities, including sale or further sublicensing of our technology or seeking an acquirer. Because we have been unable to raise sufficient cash to exploit it, we are in discussions to return the technology to its developer in exchange for a cash payment.

Industry Background

Back pain is the most common cause of job-related disability in America, according to the National Institute of Health, and costs about $50 billion a year in treatments. According to the Annals of Internal Medicine, some 80% of Americans will experience back pain at some time in their lives and some 50% will experience back pain yearly.

Many options are available for management of lower back pain. However, there has been little consensus, either within or between specialties, on appropriate clinical evaluation and management of lower back pain. Numerous studies show unexplained, large variations in use of treatments. Despite wide variations in practice, patients seem to experience broadly similar outcomes, although costs of care can differ substantially within and between specialties.

Conventional medical treatments include over-the-counter pain relievers and various types of physical therapy. However, according to an article in WebMd, many back pain sufferers seek out “alternative” treatments — everything from orthotics (shoe inserts), massage and acupuncture to mind-body therapies and exercise programs like yoga and tai chi.

Causes of Back Pain

Back pain can be caused by a number of problems:

• Small fractures to the spine from osteoporosis
• Muscle spasms (very tense muscles that remain contracted)
• Ruptured or herniated disks
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

There have been recent studies that point to center of gravity and gait changes as a result of aging (and other factors) as the culprits for back pain. During the process of aging, or in situations such as pregnancy, leg length discrepancy, or shortening of muscles, the muscular system does not work efficiently due to the change in the center of gravity. This change can cause altered load balancing on the joints which in turn causes pain. In short, the change in gait due to a displaced center of gravity causes undue stress on the joints and muscles of the knees, neck and back, which in turn causes pain in those areas.

Center of Gravity

The line or center of gravity in the human body is a line passing through the center of the body to the earth. It is an imaginary point at which all the weight of a body can be considered concentrated. If the center of gravity moves too far outside (anterior, posterior, or lateral) the base of support, a fall will occur.

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

According to Emedicine, the center of gravity changes with the configuration and function of the body. If the center of gravity shifts, the body becomes more unstable, causing the muscles and tendons to work harder to maintain stability. This naturally causes aches and pains which, if not treated, become chronic.

The Human Foot (the base) and Orthotics

The human foot has more than 100 working parts, with 26 bones working together with the foot's ligaments, muscles and tendons. All these little mechanisms reside in two relatively small structures that support and balance the weight of the entire body. On average, our feet can walk as much as 1,000 miles each year. Our feet act as shock absorbers for our body, cushioning, on average, up to one million pounds of pressure during only one hour of arduous exercise such as aerobics or running.

The field of Orthotics is concerned with the application and manufacturing of devices that support the foot’s function. Simple foot orthotics allow the muscles, tendons and bones of the feet and lower legs to function at their highest potential. When appropriately prescribed, orthotics can decrease pain, not only in the foot, but in other parts of the body such as the knee, hip and lower back. They can also increase stability in an unstable joint, prevent a deformed foot from developing additional problems, and improve overall quality of life.

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

These devices are positioned across the United States and Europe, and enable retail footwear stores to provide a more accurate shoe for the individual without consulting with a medical professional. However, these devices are only a partial answer to finding a suitable shoe or orthotic device to help alleviate back and foot pain. We believe that our technology provides a better solution to alleviate back and foot pain.

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

As noted above, some sophisticated pedometers measure FPD. The pedometer incorporates infrared LED’s and receptors that, when combined with software, capture an accurate size of the foot (both length and width) without using moving parts. It provides an accurate size and pressure analysis using “relative pressure analysis” to provide a highly accurate image. These devices are found throughout the US and Europe in retail locations.

With the information from the pedometer, our technology employs an algorithm to measure each person’s anatomical center of gravity, which is in effect the optimal center of gravity of that individual. A corrective shoe designed to restore that individual’s anatomical center of gravity is then recommended.

Principal Markets and Marketing Strategy

Potential Customers

Lower back pain is the fifth most common reason for all physician visits in the United States. Approximately one quarter of U.S. adults reported having lower back pain lasting at least one whole day in the past 3 months and 7.6% reported at least one episode of severe acute lower back pain. According to the Annals of Internal Medicine, 50% of the American adult population will experience back pain each year. According to the National Institute of Health, back pain is also the most common cause of job-related disability in America, and costs about $50 billion a year in treatments. Some 80% of Americans will experience back pain at some time in their lives.

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

While workers, especially in physically demanding jobs, constitute a large percentage of those with back pain, many other people also suffer from MSD’s. The Bone and Joint Decade Report (2005) states that, “Most episodes of lower back pain settle after a couple of weeks but many have a recurrent course with further acute episodes affecting 20-44% of patients in the population within one year.”

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

Operations in 2008

We completed an automated prototype of our technology and installed it on a working pedometer owned by Elya. We currently lack sufficient financial recourses to advance the programming from a beta site on to a commercial application.

We attended three trade shows in Israel in 2008, and showcased our technology to orthopedic surgeons and physiotherapists.

We finalized production costs for molds and for the shoes themselves with an Israeli shoe manufacturer.

On January 11, 2009, the Subsidiary granted a renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel to Elya Orthopedics (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director. In exchange, Elya will coordinate with the Subsidiary on design and technical details to produce commercial quantities of the shoes.

The agreement with Elya requires Elya to hire a physiotherapist in order to coordinate medical studies in one of Israel’s leading educational institutions or hospitals.

In December of 2008 Elya registered our Licensed technology/product, which it invented, with the United States Food and Drug Administration’s Center for Devices and Radiological Health.

Marketing Strategy

Elya will manufacture the shoes itself for the Israeli market. We will buy shoes from Elya at a markup, and attempt to market them to international shoe distributors that already sell their product lines to retailers that have pre-installed pedometers that measure a person’s FPD.

In order to expand our marketing capabilities, we intend to publicize scientific research by world renowned medical doctors showing the benefits of using our footwear to alleviate back and neck pain.

We have already attended one trade show in 2009, and we plan to attend additional trade shows in 2009, in order to showcase our technology. We expect to have an attractive marketing booth at each trade show we attend, which will include an FPD with our algorithm installed so that all those who visit can measure their gait.

By showcasing our technology, we hope that we will locate a large scale distributor who will market our product.

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

Companies such as Spenco Medical, Aetrex, Bio-sole, PowerStep, and Pedag sell standard shoe inserts for approximately $15-$30 for a pair.

Custom orthotic inserts such as Dr. Wilson, Shoe Master, Health Quest, OthoDynamics, and Dr.’s Foot Laboratories, cost between $200 and $1,000.

The APOS system

The APOS system applies special semispherical shoes, with individually adjusted implants. The system can be individually adjusted in order to optimally balance loading and re-train postural control during gait. The system costs close to $1,500.

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

The MBT shoes cost between $130 and $250 per pair in the United States and between £110 and £200 in the UK.

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

Risk Factors

An investment in our common stock involves a high degree of risk. A potential investor should carefully consider the following factors and other information in this Form 10-K before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, our investors could lose all or part of their investment in our Company.

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

In January 2009, one of our shareholders lent us $11,000 to pay the legal and accounting costs of preparing this annual report, and of preparing a post-effective amendment to the registration statement that we filed on Form SB-2 that become effective in January 2008, which we hope to file in the near future.

3. If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Consolidated Financial Statements included in this Form 10 K, as of December 31, 2008 we had no revenues and incurred a net loss of $218,903 for the year ended December 31, 2008 and a net loss of $69,978 for the year ended December 31, 2007. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our registered independent auditors included an explanatory paragraph regarding this uncertainty in their report on our consolidated financial statements for the year ended December 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We have defaulted under our license agreement.

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

In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in installments totaling $150,000. The first installment of $20,000 was due on February 1, 2008.  On February 1, 2008, we amended the agreement with the Subsidiary to reschedule the installment due dates.  The first installment payment of development fees was due on July 15, 2008.  On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement. On September 15, 2008, the Company did not make the second development fee installment payment, and was in default on the Patent Licensing Agreement.  On November 15, 2008, the Company did not make the third development fee installment payment, and was in default on the Patent Licensing Agreement. On December 23, 2008, we amended the Patent Licensing Agreement with our Subsidiary to reschedule the due dates of the installment payments to April 15, 2009 ($50,000) and July 15, 2009 ($100,000). As part of the same amendment, we also granted the Subsidiary the right to sublicense our technology in the Israeli market only. On January 11, 2009, the Subsidiary granted a renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel to Elya Orthopedics (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director.

We are also looking at other business opportunities, including sale or further sublicensing of our technology or seeking an acquirer. We are in discussions to return the technology to its developer in exchange for a cash payment.

5. Since our officers can work or consult for other companies, their activities could slow down our operations.

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

6. We are heavily dependent upon our officers and Directors. The loss of either Dr. Gepstein or Ms. Alush, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Dr. Reuven Gepstein, our President, Chief Executive Officer, and Director, and Ms. Yael Alush, our Secretary, Treasurer and Director, whose knowledge and leadership would be difficult to replace. If we lose either of their services, or if either of them is not available to us when we need them, our ability to execute our business plan would be harmed, and we may be forced to cease operations until such time as we could hire a suitable replacement.

7. We operate in a competitive market with limited personnel resources, and a failure to attract and retain qualified employees could harm our ability to execute our business plan.

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

8. We may not be able to compete with current products, such as custom orthotics, special implants and other specially designed footwear, some of whose manufacturers have greater resources and experience than we do.

The corrective shoe market is intensely competitive and we believe that it will become even more competitive in the future. Our footwear will compete with numerous other footwear solutions to back pain, such as orthotics, custom orthotics, and other specially designed shoes. We will compete with national companies such as Spenco Medical, Aetrex, Bio-sole, PowerStep, and Pedag with respect to orthotics. We will also compete with Dr. Wilson, Shoe Master, Health Quest, OthoDynamics, and Dr.’s Foot Laboratories with respect to custom orthotics, and with MBT shoes and the APOS system in the specialized orthotic footwear market.

While we believe that we have certain competitive advantages against our competitors in the orthotic footwear market, the entry of one or more of the large competitors who sell orthotics and custom footwear into our potential market could force us to reduce the prices that we charge to our customers. In some cases, publicly-traded competitors may decide to undercut the price points of our products by relying on their greater financial resources to increase sales. If such an event should occur, it may result in a decrease in our ability to sell our products at a profitable margin and may cause our products to be non-price competitive. There can be no assurance that such an event will not occur in the future, and such an event could severely limit our ability to increase sales or expand our business and could have a serious negative effect on our financial condition, results of operations, and prospects. We can provide no assurance that competitive pressures will not have a material adverse effect on us.

9. If we are unable to obtain funding, our business operations will be harmed. Even if we do obtain funding, our then existing stockholders’ position in our Company may be substantially diluted.

We must find a partner to manufacture, advertise and distribute our footwear. In order to expand our distribution beyond Israel, we will also need to obtain additional funding. Even if we do find a partner to manufacture, advertise and distribute our footwear, there can be no assurance that partner will have the capacity to produce our products at a cost effective price. If any partner cannot produce our products at a cost effective price, it will adversely affect our ability to sell and market our products, which will mean that we will need to find another partner who has that capacity. Additionally, finding a partner to manufacture, advertise and distribute our shoes may be a lengthy and costly process, and at present we do not have sufficient means of financing that search.

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

10. There may be customs duties and tariffs on the export of shoes from one country to another country.

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

11. We may not be able to raise sufficient capital or generate adequate revenues to meet our obligations and fund our operating expenses.

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

12. Because we do not have an audit or compensation committee, stockholders will have to rely on our Directors, who are not independent, to perform these functions.

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

13. We may be subject to tort claims for product liability for which we may not be adequately insured.

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

14. If the costs of our raw materials increase, our profits are likely to decline.

As noted above, we must find a partner to manufacture, advertise and distribute our footwear. If the cost of raw materials to that partner increases, those additional costs are likely to be passed on to us. If we are not able to increase the prices for our products to offset those costs, our profits from the sale of our products are likely to decline.

15. Our international operations involve inherent risks which could result in harm to our business.

Virtually all of our footwear will be manufactured outside of the United States. Our management is located outside the United States and initially, we anticipate our sales coming from outside the United States.

In the future, we intend to sell our products in the United States and Europe. Accordingly, we will be subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In particular, once we commence operations, and assuming that we effect our current plans, we will be subject to risks as a result of our planned operations in Israel. See “Risk Factors Related to Operations in Israel” beginning on Page 16.

16. Currency exchange rate fluctuations could result in higher costs and decreased margins.

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

17. Our intellectual property is only protected by patent applications that have only been filed in the United States and in Israel.

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

18. Our success depends on third party distribution channels.

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

19. We will rely on third party manufacturing.

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

Risk Factors Relating to Our Common Shares

20. We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

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

21. NASD sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

22. Our common shares will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

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
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

23. There is no current trading market for our securities, and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. Our securities have been admitted to and are quoted on the NASD Bulletin Board under the symbol OTC BB CTKE, but an active public trading market has not developed. If no such market develops, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

24. The price of our common stock was arbitrarily determined by us and may not reflect the actual market price for the securities.

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

25. Future sales by our stockholders could cause the stock price to decline.

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

26. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell your common stock.

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

27. The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

In January 2009, one of our shareholders lent us $11,000 to pay the legal and accounting costs of preparing this annual report, and of preparing a post-effective amendment to the registration statement we filed on Form SB-2 that became effective in January 2008, which we hope to file in the near future.

28. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Risk Factors Relating to Operations in Israel

29. Conditions in Israel affect our operations and may limit our ability to produce and sell our products.

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

30. Enforcement of judgments.

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

31. Security issues.

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

On December 27, 2008, the Israel Defense Forces began a major incursion into the Gaza Strip, which they refer to as “Operation Cast Lead.” The incursion was preceded by increased rocket fire from Gaza on Israel’s western Negev region, extending as far as 25 miles away. The incursion ended inconclusively in January 18, 2009. There is still occasional rocket fire in southern Israel but it is significantly less frequent than it was in November and December 2008. There is no assurance this relative quiet will last.

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

32. Military Service.

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

33. Exchange Rate Fluctuations.

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

34. Tax Benefits.

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

35. Our operations may be affected by negative economic conditions in Israel.

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

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB CTKE, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

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

Record Holders

As of February 3, 2009, we had outstanding 13,705,000 shares of common stock, which were held by 58 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On April 15, 2007, we issued 1,000,000 shares of our common stock to Sharone Perlstein, our founder and sole director at that time, in consideration of their par value.

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

Purchases of Our Equity Securities By Us or Our Affiliates

On August 7, 2008, our founder, Sharone Perlstein purchased 1,509,000 shares of our common stock, par value $0.0001 per share, from Lavi Krasney in an off-market transaction for an aggregate purchase price of $1,000. As a result of that purchase, Lavi Krasney is no longer one of our shareholders.

Item 6. Selected Financial Data

Not applicable.

Item 7. Managements's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

For the years ended December 31, 2008 and December 31, 2007

We have not generated any revenues since inception, including for the year ended December 31, 2008. Our operating activities during these periods consisted primarily of developing our business plan.

General and administrative expenses were $218,903 for the year ended December 31, 2008, compared to $69,978 for the year ended December 31, 2007. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of consulting fees, professional fees and filing fee expenses.

Our net loss for the year ended December 31, 2008, was $218,903 or $0.02 per share, compared to $69,978 or $0.01 per share for the year ended December 31, 2007. The weighted average number of shares outstanding was 13,705,000 at December 31, 2008, compared to 9,742,827 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008

As of December 31, 2008, our current assets were $377 and our current liabilities were $13,200,  resulting in negative working capital of $12,823.

As of December 31, 2008, our total liabilities were $13,200, compared to total liabilities of $38,029 as of December 31, 2007, all consisting of current liabilities.

Stockholders’ equity decreased from of $206,080 at December 31, 2007, to a deficit of $12,823 at December 31, 2008. This was the result of the net loss for the year ended December 31, 2008.

For the year ended December 31, 2008, net cash used in operating activities was $245,583, compared to net cash used in operating activities of $31,949 for the year ended December 31, 2007. Net cash used in operating activities for the year ended December 31, 2008 was mainly the result of a net loss and payment of accrued liabilities.

For the year ended December 31, 2008, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the year ended December 31, 2007.

Net cash flows from financing activities for the year ended December 31, 2008 was $1,851, compared to net cash flows from financing activities of $276,058 for the year ended December 31, 2007.

Plan of Operation

We intend to continue to refine the technology we have licensed.

Our license grants us worldwide marketing rights to the technology (except in Israel) while allowing us to develop the technology further. Currently, our technology employs an algorithm to measure a person’s center of gravity. We intend to refine the measurement of this algorithm to better focus the center of gravity. We have agreed to sublicense our technology to Elya Orthopedics, a sole proprietorship owned by Yael Alush, who is one of our Directors.

We intend to work with Elya Orthopedics to develop footwear designs in both men’s and women’s models.

We plan to have our shoes manufactured in Israel.

We are actively seeking strategic partners for the marketing of our shoes.

Once we have completed our medical studies, we intend to locate a large international shoe manufacturer or orthopedic shoe distributor that will be a strategic partner in marketing our product.

We are seeking to establish a reputation and credibility in the medical field in the major target markets.

We have been in discussions with Israel’s leading medical institutions regarding the conduct of research. We are currently awaiting a cost breakdown and anticipate beginning medical research by the end of the first quarter of 2009.

We may seek other opportunities.

If none of the above is successful, we may seek other opportunities to maximize value for our shareholders.

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

Despite this, we still do not have sufficient resources to effectuate our business. As of December 31, 2008, we had approximately $377 in cash. We expect to incur a minimum of $190,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Marketing Materials	3,000
Travel Expenses	3,000
Office Expenses	4,000
Development / Licensing	150,000
TOTAL	$190,000

Additionally, $20,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers, or issue debt or equity securities, or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

In January 2009, one of our shareholders lent us $11,000 to pay the legal and accounting costs of preparing this annual report, and of preparing a post-effective amendment to the registration statement we filed on Form SB-2 that became effective in January 2008, which we hope to file in the near future.

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

Item 8. Consolidated Financial Statements.

CHERRY TANKERS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Cherry Tankers Inc.:

We have audited the accompanying consolidated balance sheets of Cherry Tankers Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the periods then ended, and from inception (March 30, 2007) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherry Tankers Inc. and subsidiary as of December 31, 2008, and 2007, and the results of its consolidated operations and its consolidated cash flows for each of the periods then ended, and from inception (March 30, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah
January 15, 2009.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

	2008	2007

ASSETS

Current Assets:
Cash in bank	$377	$244,109

Total current assets	377	244,109

Total Assets	$377	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$2,439	$4,789
Accrued liabilities	8,910	33,240
Due to related party - Stockholder	1,851	-

Total current liabilities	13,200	38,029

Total liabilities	13,200	38,029

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(288,881)	(69,978)

Total stockholders' equity (deficit)	(12,823)	206,080

Total Liabilities and Stockholders' Equity (Deficit)	$377	$244,109

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION
(MARCH 30, 2007) THROUGH DECEMBER 31, 2008

	Year	Period
	Ended	Ended	Cumulative
	December 31,	December 31,	from
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	133,534	21,600	155,134
Accounting and audit fees	31,627	16,000	47,627
Legal fees	12,823	23,322	36,145
Transfer agent fees	18,298	-	18,298
Other	12,518	1,304	13,822
Other professional fees	10,103	2,023	12,126
Travel	-	5,236	5,236
Legal - Incorporation fees	-	493	493

Total general and administrative expenses	218,903	69,978	288,881

(Loss) from Operations	(218,903)	(69,978)	(288,881)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(218,903)	$(69,978)	$(288,881)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	9,742,827

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - March 30, 2007	-	$-	$-	$-	$-

Common stock issued for cash	13,705,000	1,370	274,688	-	276,058

Net (loss) for the period	-	-	-	(69,978)	(69,978)

Balance - December 31, 2007	13,705,000	1,370	274,688	(69,978)	206,080

Net (loss) for the period	-	-	-	(218,903)	(218,903)

Balance - December 31, 2008	13,705,000	$1,370	$274,688	$(288,881)	$(12,823)

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR  ENDED DECEMBER 31, 2008, PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(218,903)	$(69,978)	$(288,881)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(2,350)	4,789	2,439
Accrued liabilities	(24,330)	33,240	8,910

Net Cash (Used in) Operating Activities	(245,583)	(31,949)	(277,532)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Loan from stockholder	2,301	-	2,301
Repayment of loan from stockholder	(450)	-	(450)
Issuance of common stock for cash	-	276,058	276,058

Net Cash Provided by Financing Activities	1,851	276,058	277,909

Net (Decrease) Increase in Cash	(243,732)	244,109	377

Cash - Beginning of Period	244,109	-	-

Cash - End of Period	$377	$244,109	$377

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

1.           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Cherry Tankers Inc. (“Cherry Tankers” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Delaware on March 30, 2007.  The business plan of Cherry Tankers is to manufacture, market, and distribute orthopedic shoes based on licensed patented technology.  The accompanying consolidated financial statements of Cherry Tankers and its wholly owned subsidiary were prepared from the accounts of the entities under the accrual basis of accounting.

In April 2007, Cherry Tankers commenced a capital formation activity through a Private Placement Offering (the “PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $1,058 through the issuance of 10,580,000 shares of its common stock to founders of the Company, par value $0.0001 per share, at an offering price of $0.0001 per share.  As of June 18, 2007, the Company had closed PPO #1 and received proceeds of $1,000.  The remaining $58 was received as of December 31, 2007.

On November 27, 2007, Cherry Tankers organized and incorporated a wholly owned subsidiary under the name Cherry Tankers Ltd. (an Israeli corporation) for the purpose of research and development as well as manufacturing and marketing for its products and services in Israel.  Cherry Tankers currently owns all of the 10,000 shares of capital stock issued and outstanding; each share valued at 0.01 New Israeli Shekels.

In addition, in July 2007, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share.  As of December 31, 2007, Cherry Tankers had received $50,000 in proceeds from PPO #2 and closed the offering.  In December 2007, Cherry Tankers also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders.  This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

In December 2007, Cherry Tankers commenced a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance of 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share.  As of December 9, 2007, the Company had closed the PPO and received proceeds of $225,000.

   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cherry Tankers and its wholly owned subsidiary, Cherry Tankers Ltd. (“Subsidiary”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

Cherry Tankers is in the development stage and has yet to realize revenues from operations.  At the time the Company commences operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding as of December 31, 2008, and 2007.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  Cherry Tankers establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset while taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under Federal tax laws.

Changes in circumstances, such as Cherry Tankers generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Cherry Tankers could realize in a current market exchange.  As of December 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2008, and 2007, Cherry Tankers maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

     Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The accompanying consolidated financial statements are prepared and presented on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and expenses for the year ended December 31, 2008, period ended December 31, 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

2.           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations.  The business plan of Cherry Tankers is to manufacture, market, and distribute orthopedic shoes that will alleviate back, knee, and hip pain resulting from walking abnormalities.

During the period from inception through December 31, 2008, Cherry Tankers was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders.  As of December 31, 2008, Cherry Tankers raised $276,058 in proceeds from the PPO’s.  Cherry Tankers also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders.  This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008.  No proceeds will be received by the Company from the sale of common stock by selling to stockholders.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Cherry Tankers has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its current business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.           Common Stock

In April 2007, the Company commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $1,058 through the issuance of 10,580,000 shares of its common stock to founders of the Company, par value $0.0001 per share, at an offering price of $0.0001 per share.  As of June 18, 2007, Cherry Tankers had closed PPO #1 and received proceeds of $1,000.  The remaining $58 was received as of December 31, 2007.

Additionally, in July 2007, the Board of Directors of Cherry Tankers began PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share.  As of December 31, 2007, the Company had fully subscribed PPO #2, closed PPO #2, and received a total of $50,000 in proceeds.

In December 2007, Cherry Tankers commenced a capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance of 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share.  As of December 9, 2007, the Company had closed PPO #3 and received proceeds of $225,000.

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

4.            Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2008 and period ended December 31, 2007 was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$50,348	$16,095
Change in valuation allowance	(50,348)	(16,095)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$66,443	$16,095
Less - Valuation allowance	(66,443)	(16,095)

Total net deferred tax assets	$-	$-

As of December 31, 2008, and 2007, Cherry Tankers had approximately $288,881, and $69,978, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2008, and period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

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

6.           Commitment and Contingencies

As discussed in Note 5, on November 27, 2007, the Company entered into a Patent Licensing Agreement with its Subsidiary.  The Patent Licensing Agreement grants the Company an irrevocable, non-transferable, perpetual right, and license to make use of the Technology in the Orthopedic Shoe Soles field for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel.  The Company is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, the Company is obligated to pay development fees to the Subsidiary in installments in the amount of $150,000.

The first development fee installment of $20,000 was due on February 1, 2008.  On February 1, 2008, the Company and Subsidiary amended the Patent Licensing Agreement to rescheduling the installment due dates with the first development fee installment payment of $20,000 due on July 15, 2008.  On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement.  On September 15, 2008, and November 15, 2008, respectively, the Company did not make the second  and third development fee installment payments of $50,000 each, and remained in default on the Patent Licensing Agreement.

On December 23, 2008, the Company and Subsidiary amended the Patent Licensing Agreement to reschedule the installment payments and due dates as follows:

Installment #1 April 15, 2009	$50,000
Installment #2 July 15, 2009	100,000

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

8.           Related Party Transactions

During the year ended December 31, 2007, the Subsidiary purchased the right, title, and interest of the Technology discussed in Note 5 for $1 from a stockholder of the Company.

During the year ended December 31, 2008, a stockholder loaned Cherry Tankers $2,301.  As of December 31, 2008, the Company repaid $450 of this amount.  The loan from the stockholder is unsecured, noninterest bearing, and has no terms for repayment.

9.           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions: the decision is irrevocable, and applied only to entire instruments – not to portions of instruments.  SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements.  This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.  The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format
●	Disclosure of information about credit-risk-related contingent features
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

10.          Subsequent Events

On January 11, 2009, Elya Orthopedics (“Elya”), a sole proprietorship owned by an officer, Director, and stockholder of Cherry Tankers, entered into a patent licensing agreement (the Patent License Agreement #2”) with the Company’s Subsidiary.

The Patent Licensing Agreement #2 grants to Elya an irrevocable, non-transferable, renewable right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology #2”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology in Israel.  Elya is entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, Elya is obligated to pay development fees to the Subsidiary in the amount of $150,000 as well as royalties due each calendar quarter based on 4% of Net Revenues.

On January 12, 2009, a stockholder loaned the Company $11,000 to pay for legal and accounting fees. The loan from the stockholder is unsecured, non-interest bearing, and is due in one payment on March 31, 2009, with a default date of April 15, 2009.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Davis Accounting Group P.C. is our registered independent auditor. There have not been any changes in or disagreements with the accountants on accounting and financial disclosure or any other matter.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 year. This evaluation was conducted by our chief executive officer and chief financial officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Set forth below is the name, age, present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current Directors and executive officers.

Name and Business Address	Age	Position
Dr. Reuven Gepstein Herzeliya Medical Center Herzeliya Pituach, Israel	59	President, Chief Executive Officer, and Director
Ms. Yael Alush 78 Sokolov St. Herzeliya, Israel	26	Secretary, Treasurer and Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock, the class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of our common stock. Reporting persons are required under SEC rules to furnish us with copies of all Forms 3, 4 and 5 which they file. During the year ended December 31, 2008, all required reports were filed.

Item 11. Executive Compensation.

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

During the year ended December 31, 2008, no stock options or stock appreciation rights were granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2008. We have no long-term incentive plans.

The following table sets forth information concerning the compensation paid or earned during the year ended December 31, 2008 for services rendered to our Company in all capacities by our principal executive officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dr. Reuven Gepstein (1)	2008	0	0	0	0	0	0	0	0
Ms. Yael Alush (2)	2008	0	0	0	0	0	0	0	0

(1) Dr. Reuven Gepstein has been our President, Chief Executive Officer, and Director since November 22, 2007.

(2) Ms. Yael Alush has been our Secretary, Treasurer and Director since November 22, 2007.

Outstanding Equity Awards

As of December 31, 2008, none of our Directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

No compensation was paid to our Directors during the year ending December 31, 2008.

The following table sets forth information concerning the compensation paid or earned during the year ended December 31, 2007 to our Directors.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Dr. Reuven Gepstein	0	0	0	0	0	0	0
Ms. Yael Alush	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 3, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 13,705,000 shares of our common stock issued and outstanding as of January 8, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Cherry Tankers, Inc. 78 Sokolov Street, Herzeliya, Israel.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Dr. Reuven Gepstein (1)	Common	900,000	6.57%
Yael Alush (2)(3)	Common	962,500	7.02%
Directors and Officers as a Group (2 persons)(3)	Common	1,862,000	13.59%
Rivka Benchaya 97 Hanasi Street Herzeliya, Israel	Common	1,509,000	11.01%
Ofer Ben-Ner 21 Hagefen Street Tzaron, Israel	Common	1,045,000	7.62%
Sharone Perlstein(4) 4 HaOgen Street Herzeliya, Israel	Common	2,509,000	18.31%
Sivan Alush(5) 3 Haait Street Raanana, Israel	Common	962,500	7.02%
Haim Perlstein(6) 9 Meshesk Street Givat Chen, Israel	Common	467,500	3.41%
Atsmaout Perlstein(7) 9 Meshesk Street Givat Chen, Israel	Common	467,500	3.41%
Shomit Yaron(8) 4 HaOgen Street Herzeliya, Israel	Common	509,000	3.71%

(1)  Our President, Chief Executive Officer, and Director

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

(6)  Does not include 467,500 shares owned by Atsmaout Perlstein and 2,509,000 shares owned by Sharone Perlstein, Mr. Haim Perlstein’s former wife and son, respectively, with respect to which Mr. Haim Perlstein disclaims beneficial ownership.

(7)  Does not include 467,500 shares owned by Haim Perlstein and 2,509,000 shares owned by Sharone Perlstein, Ms. Perlstein’s former husband and son, respectively, with respect to which Ms. Perlstein disclaims beneficial ownership.

(8)  Does not include 2,509,000 shares owned by Sharone Perlstein, Ms. Yaron’s husband, with respect to which Ms. Yaron disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On January 11, 2009, our Subsidiary granted a renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel to Elya Orthopedics Ltd (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director.

In January 2009, one of our shareholders lent us $11,000 to pay the legal and accounting costs of preparing this annual report, and of preparing a post-effective amendment to the registration statement that we filed on Form SB-2 that became effective in January 2008, which we hope to file in the near future.

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

Item 14. Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for the year ending December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period was $22,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for year ending December 31, 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements was $0.

(3) TAX FEES

The aggregate fees billed for the year ending December 31, 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $0.

(4) ALL OTHER FEES

The aggregate fees billed for the year ending December 31, 2008 for products and services provided by the principal accountant, other than the services reported above was $0.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by us to render audit or non-audit services, the accountant is nominated and approved by our Board of Directors.

Part IV

Item 15. Exhibits and Financial Schedules.

Exhibit	Description

*3.1
Our Articles of Incorporation, incorporated by reference herein from Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

*3.2
Our By-Laws, incorporated by reference herein from Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

*4.1
Specimen of our common stock certificate, incorporated by reference herein from Exhibit 4.1 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

*10.1
Form of our Regulation S Subscription Agreement, incorporated by reference herein from Exhibit 10.2 to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007

10.2
Form of renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel between Cherry Tankers Ltd., our wholly-owned subsidiary and Elya Orthopedics (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2009.

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

Signature and Name	Title:	Date:

/s/ Reuven Gepstein	President, Chief Executive Officer, and	February 19,
Reuven Gepstein	Director	2009

/s/ Yael Alush	Secretary, Treasurer and Director	February 19,
Yael Alush		2009