Form 10-Q
period 2009-03-31
CHERRY TANKERS INC.
filed 2009-05-12
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-148346

CHERRY TANKERS, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 98-0531496

78 Sokolov Street, Herzeliya, Israel
Phone: 011-972-9-958-3777
Facsimile: 011-972-9-951-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of May 4, 2009, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

Table of Contents

CHERRY TANKERS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Consolidated Interim Financial Statements-

Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2009, and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Consolidated Financial Statements March 31, 2009, and 2008	F-5

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	March 31,	December 31,
	2009	2008

Current Assets:
Cash in bank	$3,274	$377

Total current assets	3,274	377

Total Assets	$3,274	$377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$13,658	$2,439
Accrued liabilities	4,000	8,910
Due to related party - Stockholder	12,851	1,851

Total current liabilities	30,509	13,200

Total liabilities	30,509	13,200

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares
authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(303,293)	(288,881)

Total stockholders' (deficit)	(27,235)	(12,823)

Total Liabilities and Stockholders' (Deficit)	$3,274	$377

The accompanying notes to financial statements are
an integral part of this balance sheet.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		from
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	-	59,764	155,134
Accounting and audit fees	5,000	9,877	52,627
Legal fees	4,935	9,044	41,080
Transfer agent fees	300	17,308	18,598
Other professional fees	4,074	7,422	16,200
Other	103	3,233	13,925
Travel	-	6,438	5,236
Legal - Incorporation fees	-	-	493

Total general and administrative expenses	14,412	113,086	303,293

(Loss) from Operations	(14,412)	(113,086)	(303,293)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(14,412)	$(113,086)	$(303,293)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	13,705,000	13,705,000

The accompanying notes to financial statements are
an integral part of these statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(14,412)	$(113,086)	$(303,293)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	11,219	5,156	13,658
Accrued liabilities	(4,910)	(26,170)	4,000

Net Cash (Used in) Operating Activities	(8,103)	(134,100)	(285,635)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Loan from stockholder	11,000	450	13,301
Repayment of loan from stockholder	-	-	(450)
Issuance of common stock for cash	-	-	276,058

Net Cash Provided by Financing Activities	11,000	450	288,909

Net (Decrease) Increase in Cash	2,897	(133,650)	3,274

Cash - Beginning of Period	377	244,109	-

Cash - End of Period	$3,274	$110,459	$3,274

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

   Unaudited Interim Financial Statements

The interim financial statements of Cherry Tankers as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding as of March 31, 2009, and December 31, 2008.

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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Cherry Tankers could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2009, and December 31, 2008, Cherry Tankers maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

Estimates

The accompanying consolidated financial statements are prepared and presented on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

2.           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations.  The business plan of Cherry Tankers is to manufacture, market, and distribute orthopedic shoes that will alleviate back, knee, and hip pain resulting from walking abnormalities.

During the period from inception through March 31, 2009, Cherry Tankers was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders.  As of March 31, 2009, Cherry Tankers raised $276,058 in proceeds from the PPO’s.  Cherry Tankers also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders.  This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008.  No proceeds will be received by the Company from the sale of common stock by selling to stockholders.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Cherry Tankers has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of March 31, 2009, and December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008, are as follows (assuming a 23% effective tax rate):

	Three Months Ended
	March 31,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,315	$26,010
Change in valuation allowance	(3,315)	(26,010)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$69,758	$66,443
Less - Valuation allowance	(69,758)	(66,443)

Total net deferred tax assets	$-	$-

As of March 31, 2009, and December 31, 2008, Cherry Tankers had approximately $303,293, and $288,881, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

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

On January 11, 2009, Elya Orthopedics (“Elya”), a sole proprietorship owned by an officer, Director, and stockholder of Cherry Tankers, entered into a patent licensing agreement (the “Patent License Agreement #2”) with the Company’s Subsidiary.

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

As of May 4, 2009, Cherry Tankers was in default under the Patent License Agreement, but had not received any notice of default or intention to pursue remedies under the Patent License Agreement from Cherry Tankers, Ltd.  As of May 4, 2009, Cherry Tankers had no means of curing the default.

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

On January 12, 2009, a stockholder loaned the Company $11,000 to pay for legal and accounting fees.  The loan from the stockholder is unsecured, noninterest bearing, and was due in one payment on March 31, 2009, with a default date of April 15, 2009.  On April 15, 2009, the stockholder extended the payment date for an additional 90 days from the due date.

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

10.           Subsequent Events

On April 15, 2009, a stockholder extended the payment date of an $11,000 loan to the Company for an additional 90 days from the due date.

As of May 4, 2009, Cherry Tankers was in default under the Patent License Agreement, but had not received any notice of default or intention to pursue remedies under the Patent License Agreement from its Subsidiary, Cherry Tankers, Ltd.  As of May 4, 2009, Cherry Tankers had no means of curing the default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to the “Company,” “Cherry Tankers,” “we,” “our” or “us” refer to Cherry Tankers, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the period ended March 31, 2009.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties, refer to our Registration Statement on Form SB-2 (Registration No. 333-148346) filed with the Securities and Exchange Commission on December 26, 2007, as amended by the Post-Effective Amendment filed with the Securities and Exchange Commission on February 25, 2009. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Recent Events

On November 27, 2007, we entered into a patent licensing agreement (the “Patent Licensing Agreement”) with Cherry Tankers Ltd., our Israeli subsidiary (the “Subsidiary”).  The Patent Licensing Agreement grants us an irrevocable, non-transferable, perpetual right and license to make use of certain technology and products in the orthopedic shoe soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing and selling the products based on the Technology, on a worldwide basis, except in Israel.  Under the Patent Licensing Agreement, we are entitled to sub-license the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retains all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, we were obligated to pay development fees to the Subsidiary in installments totaling $150,000.  The first installment of $20,000 was due on February 1, 2008.

On February 1, 2008, we amended the agreement with the Subsidiary to reschedule the installment due dates.  The first installment payment of development fees was due on July 15, 2008.  On that date, we did not make the installment payment, and we were in default on the Patent Licensing Agreement.  On September 15, 2008, we did not make the second development fee installment payment, and we were in default on the Patent Licensing Agreement.  On November 15, 2008, we did not make the third development fee installment payment, and we were in default on the Patent Licensing Agreement. On December 23, 2008, we amended the Patent Licensing Agreement with our Subsidiary to reschedule the due dates of the installment payments to April 15, 2009 ($50,000) and July 15, 2009 ($100,000). As part of the same amendment, we also granted the Subsidiary the right to sublicense our technology in the Israeli market only.

On April 15, 2009, we did not make the first development fee installment payment under the amended Patent Licensing Agreement. As of May 4, 2009, we are in default under the Patent Licensing Agreement, but we have not received any notice of default or of an intention to pursue remedies from the Subsidiary.

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

We have been in discussions with Israel’s leading medical institutions regarding the conduct of research. We have received a cost breakdown, but we do not currently have the funds to undertake medical research.

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

During the year ended December 31, 2008, a stockholder loaned Cherry Tankers $2,301. As of December 31, 2008, the Company repaid $450 of this amount. The loan from the stockholder is unsecured, non-interest bearing, and has no terms for repayment.

On January 12, 2009, a stockholder loaned the Company $11,000 to pay for legal and accounting fees. The loan from the stockholder is unsecured, non-interest bearing, and was due in one payment on March 31, 2009, with a default date of April 15, 2009. On April 15, 2009, the stockholder extended the payment date for an additional 90 days from the due date.

Despite this, we still do not have sufficient resources to effectuate our business. As of May 11, 2009, we had approximately $ 673 in cash. We expect to incur a minimum of $190,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

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

We are still pursuing this plan, but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we are exploring our options regarding the development of a new business plan and direction. At this stage, no definitive decisions have been made.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

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

CHERRY TANKERS, INC.

Date: May 7, 2009	By:	/s/ Reuven Gepstein
Name: Reuven Gepstein Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 7, 2009		By: /s/ Yael Alush
Name: Yael Alush Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)