Form 10-Q
period 2009-06-30
CHERRY TANKERS INC.
filed 2009-07-14
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 9, 2009, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

Table of Contents

CHERRY TANKERS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Consolidated Interim Financial Statements-

Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2009, and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Consolidated Financial Statements June 30, 2009, and 2008	F-5

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash in bank	$4,939	$377
Total current assets	4,939	377
Total Assets	$4,939	$377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$4,349	$2,439
Accrued liabilities	4,000	8,910
Due to related party - Stockholder	29,759	1,851
Total current liabilities	38,108	13,200
Total liabilities	38,108	13,200
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(309,227)	(288,881)
Total stockholders' (deficit)	(33,169)	(12,823)
Total Liabilities and Stockholders' (Deficit)	$4,939	$377

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		from
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	-	6,000	-	65,764	155,134
Accounting and audit fees	4,250	4,250	9,250	14,127	56,877
Legal fees	350	930	5,285	9,974	41,430
Transfer agent fees	300	300	600	17,608	18,898
Other professional fees	799	719	4,873	8,141	16,999
Other	235	360	338	3,593	14,160
Travel	-	-	-	6,438	5,236
Legal - Incorporation fees	-	-	-	-	493
Total general and administrative expenses	5,934	12,559	20,346	125,645	309,227
(Loss) from Operations	(5,934)	(12,559)	(20,346)	(125,645)	(309,227)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(5,934)	$(12,559)	$(20,346)	$(125,645)	$(309,227)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	13,705,000	13,705,000	13,705,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS  ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(20,346)	$(125,645)	$(309,227)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	1,910	(3,739)	4,349
Accrued liabilities	(4,910)	(29,240)	4,000
Net Cash (Used in) Operating Activities	(23,346)	(158,624)	(300,878)

Investing Activities:
Investing activities	-	-	-
Net Cash (Used in) Investing Activities	-	-	-
Financing Activities:
Loan from stockholder	27,908	450	30,209
Repayment of loan from stockholder	-	(450)	(450)
Issuance of common stock for cash	-	-	276,058
Net Cash Provided by Financing Activities	27,908	-	305,817
Net (Decrease) Increase in Cash	4,562	(158,624)	4,939
Cash - Beginning of Period	377	244,109	-
Cash - End of Period	$4,939	$85,485	$4,939

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

1.           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Cherry Tankers Inc. (“Cherry Tankers” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 30, 2007. The business plan of Cherry Tankers was to manufacture, market, and distribute orthopedic shoes based on licensed patented technology. On May 17, 2009, the Company canceled its technology license and left the shoe business. The accompanying consolidated financial statements of Cherry Tankers and its wholly owned subsidiary were prepared from the accounts of the entities under the accrual basis of accounting.

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

In addition, in July 2007, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share.  As of December 31, 2007, Cherry Tankers had received $50,000 in proceeds from PPO #2 and closed the offering.  In December 2007, Cherry Tankers also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders.  This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. On February 25, 2009, the Company’s post-effective amendment to its form SB-2, on Form S-1, became effective.

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

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

   Unaudited Interim Financial Statements

The interim financial statements of Cherry Tankers as of June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding as of June 30, 2009, and December 31, 2008.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Cherry Tankers could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2009, and December 31, 2008, Cherry Tankers maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

Estimates

The accompanying consolidated financial statements are prepared and presented on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

2.           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations.  The business plan of Cherry Tankers was to manufacture, market, and distribute orthopedic shoes that will alleviate back, knee, and hip pain resulting from walking abnormalities. On May 17, 2009, the Company canceled its licenses related to the shoe business and exited that business. It is now seeking other business opportunities.

During the period from inception through June 30, 2009, Cherry Tankers was incorporated and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders.  As of June 30, 2009, Cherry Tankers raised $276,058 in proceeds from the PPO’s.  Cherry Tankers also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders.  This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008.  No proceeds will be received by the Company from the sale of common stock by selling to stockholders.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock once it determines its new field of operations and commences operations.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Cherry Tankers has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of June 30, 2009, and December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008, are as follows (assuming a 23% effective tax rate):

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$4,679	$28,899
Change in valuation allowance	(4,679)	(28,899)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$71,122	$66,443
Less - Valuation allowance	(71,122)	(66,443)
Total net deferred tax assets	$-	$-

As of June 30, 2009, and December 31, 2008, Cherry Tankers had approximately $309,227, and $288,881, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods over the next twenty years.

The Company provided a valuation allowance equal to the deferred income tax assets for the three and six months ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

5.           Patent Licensing Agreement

On November 27, 2007, Cherry Tankers entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its Subsidiary.  The Patent Licensing Agreement granted the Company an irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel.  The Company was entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retained all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in the amount of $150,000 as well as royalties due each calendar quarter based on 4% of Net Revenues.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On May 17, 2009, the Company and its Subsidiary terminated Patent Licensing Agreement #1.  As part of the termination, the Company ceased manufacturing, promoting, distributions, sales, and marketing of the License and returned all License information to its Subsidiary.  The Company and its Subsidiary waived any claim that they may have against the other.

On January 11, 2009, Elya Orthopedics (“Elya”), a sole proprietorship owned by an officer, Director, and stockholder of Cherry Tankers, entered into a patent licensing agreement (the “Patent License Agreement #2”) with the Company’s Subsidiary.  The Patent Licensing Agreement #2 granted to Elya an irrevocable, non-transferable, renewable right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology #2”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology in Israel.  Elya was entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retained all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, Elya was obligated to pay royalties due each calendar quarter based on 4% of Net Revenues.

On May 17, 2009, the Subsidiary and Elya terminated Patent Licensing Agreement #2.  As part of the termination, Elya ceased manufacturing, promoting, distributions, sales, and marketing of the License and returned all License information to the Company’s Subsidiary.  The Subsidiary and Elya waived any claim that they may have against the other.

6.           Commitment and Contingencies

As discussed in Note 5, on November 27, 2007, the Company entered into a Patent Licensing Agreement with its Subsidiary.  The Patent Licensing Agreement granted the Company an irrevocable, non-transferable, perpetual right, and license to make use of the Technology in the Orthopedic Shoe Soles field for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel.  The Company was entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retained all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in installments in the amount of $150,000.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

The first development fee installment of $20,000 was due on February 1, 2008.  On February 1, 2008, the Company and Subsidiary amended the Patent Licensing Agreement to rescheduling the installment due dates with the first development fee installment payment of $20,000 due on July 15, 2008.  On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement.  On September 15, 2008, and November 15, 2008, respectively, the Company did not make the second  or third development fee installment payments of $50,000 each, and remained in default on the Patent Licensing Agreement.

On December 23, 2008, the Company and Subsidiary amended the Patent Licensing Agreement to reschedule the installment payments and due dates as follows:

Installment #1 April 15, 2009	$50,000
Installment #2 July 15, 2009	100,000
$150,000

The Company was also obligated to pay the Subsidiary royalties in the amount of 4% of Net Revenues.  This amount was due on the fifth business day following the end of each calendar quarter.

On May 17, 2009, the Company and its Subsidiary terminated Patent Licensing Agreement.  As part of the termination, the Company ceased manufacturing, promoting, distributions, sales, and marketing of the License and returned all License information to its Subsidiary.  The Company and its Subsidiary waived any claim that they may have against the other.

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

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On January 12, 2009, a stockholder loaned the Company $11,000 to pay for legal and accounting fees.  The loan from the stockholder is unsecured, noninterest bearing, and was due in one payment on June 30, 2009, with a default date of April 15, 2009.  On April 15, 2009, the stockholder extended the payment date for an additional 90 days from the due date.

During 2009, this stockholder continued to loan the Company money to pay for professional fees.  These loans had the same terms as the initial loan.  As of June 30, 2009, the Company owed this stockholder a total of $29,759.  On July 2, 2009, the stockholder extended the due date on all loans made by him to December 31, 2009.

On July 10, 2009, the stockholder loaned the Company $1,500, which is subject to the same terms and conditions as the previous loans, and which is due in one payment on December 31, 2009.

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
JUNE 30, 2009 AND 2008
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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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
JUNE 30, 2009 AND 2008
(Unaudited)

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of Cherry Tankers does not expect the adoption of this pronouncement to have material impact on its financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of Cherry Tankers does not expect the adoption of this pronouncement to have material impact on its financial statements.

10.           Subsequent Events

On July 2, 2009, a stockholder extended the payment date of the $29,759 loans to the Company to December 31, 2009.

On July 10, 2009, the stockholder loaned the Company $1,500, which is subject to the same terms and conditions as the previous loans, and which is due in one payment on December 31, 2009.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Cherry Tankers,” “we,” “our” or “us” refer to Cherry Tankers, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the period ended June 30, 2009.

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

On April 15, 2009, we did not make the first development fee installment payment under the amended Patent Licensing Agreement. On May 17, 2009 we terminated the Patent Licensing Agreement with the Subsidiary by mutual consent. As part of the termination, we ceased manufacturing, promoting, distribution, sales and marketing of the License, and returned all License Information to the Subsidiary. We and the Subsidiary waived any claims we may have against each other.

On January 11, 2009, the Subsidiary granted a renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel to Elya Orthopedics (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director. On May 17, 2009, the Subsidiary and Elya terminated the license by mutual consent. The Subsidiary and Elya waived any claims that they may have against each other.

We are looking at other business opportunities, including seeking an acquirer.

Plan of Operation

We are seeking other opportunities.

We are seeking other business opportunities to maximize value for our shareholders.

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

On January 12, 2009, a stockholder loaned the Company $11,000 to pay for legal and accounting fees. The loan from the stockholder is unsecured, non-interest bearing, and was due in one payment on March 31, 2009, with a default date of April 15, 2009. On April 15, 2009, the stockholder extended the payment date for an additional 90 days from the due date. On July 2, 2009, the stockholder extended the payment date until December 31, 2009.

During 2009, this stockholder continued to loan money to us to pay for professional fees, printing fees, and transfer agent fees. These loans had the same terms as the initial loan. As of June 30, 2009, we owed this stockholder a total of $29,759. On July 2, 2009, the stockholder extended the due date for all the loans to December 31, 2009

On July 10, 2009, the stockholder loaned us an additional $1,500, which is subject to the same terms and conditions as the previous loans, and which is due in one payment on December 31, 2009.

Despite this, we still do not have sufficient resources to effectuate our business. As of June 30, 2009, we had approximately $4,939 in cash. We expect to incur a minimum of $52,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)

Legal and Accounting Fees	$36,000
Marketing Costs	4,000
Operating Costs	10,000
Miscellaneous	2,000
TOTAL	$52,000

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we are exploring our options regarding the development of a new business plan and direction. At this stage, no definitive decisions have been made.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our audited consolidated financial statements as of December 31, 2008 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as of June 30, 2009 contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

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

CHERRY TANKERS, INC.

Date: July 13, 2009	By:	/s/ Reuven Gepstein
Name: Reuven Gepstein Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 13, 2009		By: /s/ Yael Alush
Name: Yael Alush Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)