Form 10-K/A
period 2008-12-31
CHERRY TANKERS INC.
filed 2009-08-26
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-148346

CHERRY TANKERS, INC.
(Exact name of registrant as specified in charter)

Delaware	98-0531496
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

78 Sokolov Street,
Herzeliya, Israel	46497
(Address of Principal Executive Offices)	(Zip Code)

011-972-9-958-3777

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer  ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☑      No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of August 7, 2008, was $7,847.

Number of shares of common stock outstanding as of February 3, 2009 was 13,705,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2008, in response to certain comments made by the staff of the SEC.  In response to such comments, we have (i) amended Item 9A(T) Controls and Procedures, and (ii) filed new Section 302 certifications of our Principal Executive Officer and Principal Financial Officer (Exhibits 31.1 and 31.2, respectively) that include the introductory language in paragraphs 3, 4, 4(a), 4(c), 4(d), 5, 5(a) and 5(b).

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on February 19, 2009.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief  Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication  Internal Control over Financial Reporting – Guidance for Smaller Public Companies ..  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company because there are only two people dealing with financial and accounting matters.  In order to compensate for the lack of segregation of duties, our Chief Executive Officer and Chief Financial Officer and an outside accountant review the books and records including invoices, checks, contracts, general ledger, journal entries, financial statements and disclosures to ensure that all material transactions are recorded and disclosed properly and material misstatements are avoided.   Notwithstanding the above regarding the lack of segregation of duties, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY TANKERS, INC.

Date: August 24, 2009	By:	/s/ Reuven Gepstein
Name: Reuven Gepstein
Title: President, Chief Executive Officer, and
Director
(Principal Executive Officer)

	By:	/s/ Yael Alush
Name: Yael Alush
Title: Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Reuven Gepstein Reuven Gepstein	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 24, 2009

/s/ Yael Alush Yael Alush	Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	August 24, 2009