Form 10-Q/A
period 2009-03-31
CHERRY TANKERS INC.
filed 2009-08-26
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of May 4 2009, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the period ending March 31, 2009, in response to certain comments made by the staff of the SEC.  In response to such comments, we have filed new Section 302 certifications of our Principal Executive Officer and Principal Financial Officer (Exhibits 31.1 and 31.2, respectively) that include the introductory language in paragraphs 3, 4, 4(a), 4(c), 4(d), 5, 5(a) and 5(b).

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on May 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CHERRY TANKERS, INC.

Date: August 25, 2009	By:	/s/ Reuven Gepstein

Name: Reuven Gepstein Title: President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: August 25, 2009		By: /s/ Yael Alush

Name: Yael Alush Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)