Form 10-Q/A
period 2009-06-30
CHERRY TANKERS INC.
filed 2009-08-26
CIK 1422109

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

As of June 30, 2009, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the period ending June 30, 2009, in response to certain comments made by the staff of the SEC.  In response to such comments, we have filed new Section 302 certifications of our Principal Executive Officer and Principal Financial Officer (Exhibits 31.1 and 31.2, respectively) that include the introductory language in paragraphs 3, 4, 4(a), 4(c), 4(d), 5, 5(a) and 5(b).

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on July 14, 2009.

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