Form 10-Q
period 2009-09-30
CHERRY TANKERS INC.
filed 2009-10-13
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 9, 2009, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

CHERRY TANKERS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash in bank	$115	$377
Total current assets	115	377
Total Assets	$115	$377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,213	$2,439
Accrued liabilities	8,500	8,910
Due to related party - Stockholder	42,627	1,851
Total current liabilities	52,340	13,200
Total liabilities	52,340	13,200
Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(328,283)	(288,881)
Total stockholders' (deficit)	(52,225)	(12,823)
Total Liabilities and Stockholders' (Deficit)	$115	$377

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		from
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	-	67,770	-	133,534	155,134
Accounting and audit fees	11,500	9,500	20,750	23,627	68,377
Legal fees	5,284	1,700	10,569	11,674	46,714
Transfer agent fees	300	300	900	17,908	19,198
Other professional fees	1,731	1,428	6,604	9,569	18,730
Other	241	321	579	3,914	14,401
Travel	-	-	-	6,438	5,236
Legal - Incorporation fees	-	-	-	-	493
Total general and administrative expenses	19,056	81,019	39,402	206,664	328,283

(Loss) from Operations	(19,056)	(81,019)	(39,402)	(206,664)	(328,283)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(19,056)	$(81,019)	$(39,402)	$(206,664)	$(328,283)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	13,705,000	13,705,000	13,705,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MARCH 30, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(39,402)	$(206,664)	$(328,283)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(1,226)	(2,011)	1,213
Accrued liabilities	(410)	(28,740)	8,500
Net Cash (Used in) Operating Activities	(41,038)	(237,415)	(318,570)

Investing Activities:
Investing activities	-	-	-
Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Loan from stockholder	40,776	-	43,077
Repayment of loan from stockholder	-	-	(450)
Issuance of common stock for cash	-	-	276,058
Net Cash Provided by Financing Activities	40,776	-	318,685
Net (Decrease) Increase in Cash	(262)	(237,415)	115
Cash - Beginning of Period	377	244,109	-
Cash - End of Period	$115	$6,694	$115

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

1.           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Cherry Tankers Inc. (“Cherry Tankers” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Delaware on March 30, 2007.  The business plan of Cherry Tankers was to manufacture, market, and distribute orthopedic shoes that would alleviate back, knee, and hip pain resulting from walking abnormalities.  On May 17, 2009, the Company cancelled its license related to the shoe business and exited that business.  Cherry Tankers is currently seeking other business opportunities.  The accompanying consolidated financial statements of Cherry Tankers and its wholly owned subsidiary were prepared from the accounts of the entities under the accrual basis of accounting.

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

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

   Unaudited Interim Financial Statements

The interim consolidated financial statements of Cherry Tankers as of September 30, 2009, and December 31, 2008, and for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cherry Tankers and its wholly owned subsidiary, Cherry Tankers Ltd. (“Subsidiary”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding as of September 30, 2009, and December 31, 2008.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Cherry Tankers could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2009, and December 31, 2008, Cherry Tankers maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

Estimates

The accompanying consolidated financial statements are prepared and presented on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and expenses for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

2.           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations.  The business plan of Cherry Tankers was to manufacture, market, and distribute orthopedic shoes that would alleviate back, knee, and hip pain resulting from walking abnormalities.  On May 17, 2009, the Company cancelled its license related to the shoe business and exited that business.  Cherry Tankers is currently seeking other business opportunities, and has held discussions with a number of companies, including companies engaged in the energy and cleantech industries.  During the quarterly period ended September 30, 2009, the management of the Company entered into informal discussions with a business engaged in water purification and remediation, and intends to continue these discussions with a view towards negotiations, which, could lead to a definitive agreement.  Presently, there is no agreement or understanding in effect with such company, and there can be no assurance that any such agreement or understanding will be entered into nor the terms thereof.  In the event the management of the Company reaches an agreement with an operating entity, it is likely that the transaction would result in a change of control in light of the Company’s limited operations, capital resources, and current prospects.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

During the period from inception through September 30, 2009, Cherry Tankers was incorporated, and completed capital formation activities to raise up to $276,058 from the sale of 13,705,000 shares of common stock through PPO’s to various stockholders.  Cherry Tankers also submitted to the SEC a Registration Statement on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders.  This Registration Statement on Form SB-2 became effective with the SEC on January 10, 2008.  No proceeds will be received by the Company from the sale of common stock by selling to stockholders.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock once it determines its new field of business and commences operations.

While management of the Company believes that the Company will be successful in its capital formation activities and search for a new field of business, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the conduct of a new business that will generate sufficient revenues to sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.  Cherry Tankers has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of September 30, 2009, and December 31, 2008, the cash resources of the Company were insufficient to meet its previous business plan, or its ongoing search activities for a new business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Additionally, in July 2007, the Board of Directors of Cherry Tankers began PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share.  As of December 31, 2007, the Company had fully subscribed and closed PPO #2, and received a total of $50,000 in proceeds.

In December 2007, Cherry Tankers commenced a capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $225,000 through the issuance of 1,125,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.20 per share.  As of December 9, 2007, the Company had subscribed and closed PPO #3, and received proceeds of $225,000.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

4.           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008, are as follows (assuming a 23 percent effective tax rate):

	Nine Months Ended
	September 30,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$9,062	$47,533
Change in valuation allowance	(9,062)	(47,533)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$75,505	$66,443
Less - Valuation allowance	(75,505)	(66,443)

Total net deferred tax assets	$-	$-

As of September 30, 2009, and December 31, 2008, Cherry Tankers had approximately $328,283, and $288,881, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods over the next twenty years.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

5.           Patent Licensing Agreement

On November 27, 2007, Cherry Tankers entered into a patent licensing agreement (the “Patent Licensing Agreement”) with its Subsidiary.  The Patent Licensing Agreement granted the Company an irrevocable, non-transferable, perpetual right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology, on a worldwide basis, except for in Israel.  The Company was entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retained all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, the Company was obligated to pay development fees to the Subsidiary in the amount of $150,000 as well as royalties due each calendar quarter based on 4 percent of Net Revenues.

On May 17, 2009, the Company and its Subsidiary terminated Patent Licensing Agreement #1.  As part of the termination, the Company ceased manufacturing, promoting, distributions, sales, and marketing of the License and returned all License information to its Subsidiary.  The Company and its Subsidiary waived any claim that they may have against the other.

On January 11, 2009, Elya Orthopedics (“Elya”), a sole proprietorship owned by an officer, Director, and stockholder of Cherry Tankers, entered into a patent licensing agreement (the “Patent License Agreement #2”) with the Company’s Subsidiary.  The Patent Licensing Agreement #2 granted to Elya an irrevocable, non-transferable, renewable right, and license to make use of certain technology and products in the Orthopedic Shoe Soles field (the “Technology #2”) for the sole purpose of manufacturing, marketing, distributing, and selling the products based on the Technology in Israel.  Elya was entitled to sub-License the Technology to third-party strategic partners if agreed upon by both parties in advance.  The Subsidiary retained all rights, title, and interest in and to the Technology, including the design of the products, copyrights, trademarks, and trade secrets.  In consideration for the Technology, Elya was obligated to pay royalties due each calendar quarter based on 4 percent of Net Revenues.

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
SEPTEMBER 30, 2009 AND 2008
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

$150,000

The Company was also obligated to pay the Subsidiary royalties in the amount of 4 percent of Net Revenues.  This amount was due on the fifth business day following the end of each calendar quarter.

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
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

During 2009, this stockholder continued to loan the Company money to pay for professional fees.  These loans had the same terms as the initial loan.  As of September 30, 2009, the Company owed this stockholder a total of $42,627.

On July 2, 2009, the stockholder extended the due date on all loans made by him to December 31, 2009.

9.           Recent Accounting Pronouncements

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
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local government entities and federal governmental entities.

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
SEPTEMBER 30, 2009 AND 2008
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
SEPTEMBER 30, 2009 AND 2008
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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”).
SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)."  SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No.168").  SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Cherry Tankers,” “we,” “our” or “us” refer to Cherry Tankers, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the period ended September 30, 2009.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

On April 15, 2009, we did not make the first development fee installment payment under the amended Patent Licensing Agreement. As of September 30, 2009, we are in default under the Patent Licensing Agreement, but we have not received any notice of default or of an intention to pursue remedies from the Subsidiary.

On January 11, 2009, the Subsidiary granted a renewable, non-transferable, sub-licensable license to make use of our technology for the sole purpose of manufacturing, marketing, distributing and selling the shoes and otherwise exploiting our technology in Israel to Elya Orthopedics (“Elya”). Elya is a sole proprietorship owned by Yael Alush, our Secretary, Treasurer and Director. On May 17, 2009, the Subsidiary and Elya terminated the sublicense by mutual consent.

The Subsidiary and Elya waived any claims that they may have against each other.

We are looking at other business opportunities, including seeking an acquirer.

In connection with our previously stated efforts to expand our business and identify additional business opportunities we have over the past year held discussions with a number of companies, including companies engaged in the energy and cleantech industries. During the third quarter we entered into informal discussions with a business engaged in water purification and remediation and intend to continue these discussions with a view towards negotiations which could lead to a definitive agreement. There is no agreement or understanding presently in effect with such company and there can be no assurance that any such agreement or understanding will be entered into nor the terms thereof. In the event we reach an agreement with an operating entity, it is likely that the transaction would result in a change of control in light of our limited operations, capital resources, and current prospects.

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

During 2009, this stockholder continued to loan money to us to pay for professional fees, printing fees, and transfer agent fees. These loans had the same terms as the initial loan. As of September 30, 2009, we owed this stockholder a total of $42,627. On July 2, 2009, the stockholder extended the due date for all the loans to December 31, 2009.

Despite this, we still do not have sufficient resources to effectuate our business. As of September 30, 2009, we had approximately $115 in cash. We expect to incur a minimum of $190,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Marketing Materials	3,000
Travel Expenses	3,000
Office Expenses	4,000
Development / Licensing	150,000
TOTAL	$190,000

Additionally, $20,000 will be needed for general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers or issue debt or equity securities or seek to enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. In the absence of an acquirer, unless we are able to make arrangements to raise additional funds, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we are exploring our options regarding the development of a new business plan and direction. At this stage, no definitive decisions have been made.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our consolidated financial statements as of December 31, 2008, and for the year then ended regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2009, and 2008, presented in this report contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

CHERRY TANKERS, INC.

Date: October 13, 2009	By:	/s/ Reuven Gepstein

Name: Reuven Gepstein Title: President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: October 13, 2009		By: /s/ Yael Alush

Name: Yael Alush Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)