Form 10-K/A
period 2008-12-31
Genesis Fluid Solutions Holdings, Inc.
filed 2009-11-10
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A – Amendment No. 2

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

Number of shares of common stock outstanding as of February 3, 2009, was 13,705,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Original Annual Report”), for the purpose of restating the disclosure in Item 9A(T) Controls and Procedures to respond to the SEC’s comments threreto, including to clearly indicate that the conclusions of our principal executive officer and principal financial officer as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting were made as of the end of the period covered by the Original Annual Report.  Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after February 19, 2009, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and with our filing made with the SEC subsequent to the filing of the Original Annual Report.  However, in this Form 10-K/A, Exhibits 31.1 and 31.2, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer, have been included, as required by Rule 12b-15.

Item 9A(T).  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control of financial reporting as of December 31, 2008.  In making this assessment, management used the framework in “Internal Control – Integrated Framework,” as supplemented by the COSO publication “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies,” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the COSO criteria.  Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2008.  Such weaknesses are described as follows:

a.
The Company met the requirements to perform an assessment of internal control over financial reporting, but failed to include in its Annual Report on Form 10-K, filed on February 19, 2009, its report on internal control over financial reporting as required by Item 9A(T) of Regulation S-K.  Under the definition of disclosure controls and procedures provided in Rule 13a-15(e), effective controls and procedures would ensure that information required to be disclosed by the registrant is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  As such, the Company failed in its compliance with the reporting requirements of the SEC’s rules and forms.  The Company will remedy this matter at the earliest possible opportunity.

b.
Management of the Company has not implemented policies or procedures required to achieve a sufficient segregation of duties.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently dealing with general administrative and financial matters.  Although management will periodically reevaluate this situation, at this point it considers that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.

c.
The Company does not have an audit committee, and no member of the Board of Directors has been designated or qualifies as a financial expert.  The Company will address this weakness at the earliest possible opportunity.

This report on internal control over financial reporting does not include an attestation report by the Company’s registered independent auditor regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent auditor pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control

During the year ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY TANKERS, INC.

Date: November 9, 2009	By:	/s/ Reuven Gepstein
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

Signature	Title	Date

/s/ Reuven Gepstein Reuven Gepstein	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 9, 2009

/s/ Yael Alush Yael Alush	Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	November 9, 2009