Form 10-Q/A
period 2009-03-31
Genesis Fluid Solutions Holdings, Inc.
filed 2009-11-10
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A – AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, (“Original Quarterly Report”), for the purpose of restating the disclosure in Item 4T, Controls and Procedures to respond to the SEC’s comments threreto, as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting as of the end of the period covered by the Original Quarterly Report. Except for the amended disclosure set forth below, this Form 10-Q/A has not been updated to reflect events that occurred after May 12, 2009, the filing date of the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and with our filing made with the SEC subsequent to the filing of the Original Quarterly Report. However, in this Form 10-Q/A, Exhibits 31.1 and 31.2 are new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control

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

CHERRY TANKERS, INC.

Date: November 9, 2009	By:	/s/ Reuven Gepstein

Name: Reuven Gepstein
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: November 9, 2009		By: /s/ Yael Alush

Name: Yael Alush
Title: Secretary, Treasurer and Director (Principal Financial and Accounting Officer)