Form 10-Q/A
period 2009-06-30
Genesis Fluid Solutions Holdings, Inc.
filed 2009-11-10
CIK 1422109

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, (“Original Quarterly Report”), for the purpose of restating the disclosure in Item 4T, Controls and Procedures, to respond to the SEC’s comments threreto, as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting as of the end of the period covered by the Original Quarterly Report.  Except for the amended disclosure set forth below, this Form 10-Q/A has not been updated to reflect events that occurred after July 14, 2009, the filing date of the Original Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and with our filing made with the SEC subsequent to the filing of the Original Quarterly Report.  However, in this Form 10-Q/A, Exhibits 31.1 and 31.2 are new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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