Form 10-K/A
period 2008-12-31
Genesis Fluid Solutions Holdings, Inc.
filed 2010-03-26
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A — Amendment No. 3

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-148346
GENESIS FLUID SOLUTIONS HOLDINGS, INC.
(f/k/a Cherry Tankers, Inc.)
(Exact name of registrant as specified in charter)

Delaware	98-0531496

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

830 Tender Foot Hill Road
#301
Colorado Springs, CO	80906

(Address of Principal Executive Offices)	(Zip Code)
(719) 332-7447
(Issuer’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Act: None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE — None

EXPLANATORY NOTE
We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2008 (“Original Annual Report”), in response to certain comments made by the staff of the SEC (the “Staff”). In response to the first comment, we have filed a new Section 302 certification (Exhibit 31.1) that is executed by our current principal executive and principal financial officer. This Amendment is also being filed for the purpose of restating the disclosure in Item 9A(T), Controls and Procedures, to respond to the SEC’s comments threreto, as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting as of the end of the period covered by the Original Annual Report. We have also had this Amendment signed by a duly authorized representative.
Except as described above, the remainder of the Original Annual Report is unchanged and does not reflect events occurring after the filing of the Original Annual Report with the SEC on February 19, 2009. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.
Item 9A(T). Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS
Our principal executive officer and principal financial officer carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control of financial reporting as of December 31, 2008. In making this assessment, management used the framework in “Internal Control — Integrated Framework,” as supplemented by the COSO publication “Internal Control Over Financial Reporting — Guidance for Smaller Public Companies,” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2008. Such weaknesses are described as follows:
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
Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. (f/k/a Cherry Tankers, Inc.)
Date: March 26, 2010	By:	/s/ Michael Hodges
		Name:	Michael Hodges
		Title:	Chairman (Principal Executive Officer and Principal Financial Officer)