Form 10-Q/A
period 2009-03-31
Genesis Fluid Solutions Holdings, Inc.
filed 2010-03-26
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A — AMENDMENT NO. 3

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission file number 333-148346
GENESIS FLUID SOLUTIONS HOLDINGS, INC.
(f/k/a Cherry Tankers, Inc.)

A Delaware Corporation	I.R.S. Employer No. 98-0531496

830 Tender Foot Hill Road
#301
Colorado Springs, CO 80906
Phone: (719) 332-7447
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 4, 2009, 13,705,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE
We are filing this Amendment to our Form 10-Q for the quarterly period ended March 30, 2009 (“Original Quarterly Report”), in response to certain comments made by the staff of the SEC (the “Staff”). In response to the first comment, we have filed a new Section 302 certification (Exhibit 31.1) that is executed by our current principal executive and principal financial officer. This Amendment is also being filed for the purpose of restating the disclosure in Item 4T, Controls and Procedures, to respond to the SEC’s comments threreto, as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting as of the end of the period covered by the Original Quarterly Report. We have also had this Amendment signed by a duly authorized representative.
Except as described above, the remainder of the Original Quarterly Report is unchanged and does not reflect events occurring after the filing of the Original Quarterly Report with the SEC on May 12, 2009. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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