Form 10-Q/A
period 2009-09-30
Genesis Fluid Solutions Holdings, Inc.
filed 2010-03-26
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A — AMENDMENT NO. 2

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

EXPLANATORY NOTE
We are filing this Amendment to our Form 10-Q for the quarterly period ended September 30, 2009 (“Original Quarterly Report”), in response to certain comments made by the staff of the SEC (the “Staff”). In response to the first comment, we have filed a new Section 302 certification (Exhibit 31.1) that is executed by our current principal executive and principal financial officer. This Amendment is also being filed for the purpose of restating the disclosure in Item 4T, Controls and Procedures, to respond to the SEC’s comments threreto, as to the lack of effectiveness of our disclosure controls and procedures and the Company’s internal control over financial reporting as of the end of the period covered by the Original Quarterly Report. We have also had this Amendment signed by a duly authorized representative.
Except as described above, the remainder of the Original Quarterly Report is unchanged and does not reflect events occurring after the filing of the Original Quarterly Report with the SEC on October 13, 2009. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report.

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