Form 10-K
period 2009-12-31
Genesis Fluid Solutions Holdings, Inc.
filed 2010-04-15
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 333-148346
Genesis Fluid Solutions Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0531496 (I.R.S. Employer Identification No.)

830 Tender Foot Hill Road #301 Colorado Springs, CO (Address of principal executive offices)	80906 (Zip Code)
Registrant’s telephone number, including area code (719) 332-7447
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $66,011,295.
As of April 15, 2010, there were 17,751,500 shares of Common Stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBISIDIARIES

ii

PART I
Forward-Looking Statements
Forward-looking statements in this report, including without limitation, statements related to Genesis Fluid Solutions Holdings, Inc.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) Genesis Fluid Solutions Holdings, Inc.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Genesis Fluid Solutions Holdings, Inc.; (ii) Genesis Fluid Solutions Holdings, Inc.’s plans and results of operations will be affected by Genesis Fluid Solutions Holdings, Inc.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in Genesis Fluid Solutions Holdings, Inc.’s filings with the Securities and Exchange Commission (“SEC”).
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.
Factors that might affect our forward-looking statements include, among other things:
•	overall economic and business conditions;
•	the demand for our goods and services;
•	competitive factors in the industries in which we compete;
•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	the outcome of litigation and governmental proceedings;
•	interest rate fluctuations and other changes in borrowing costs;
•	other capital market conditions, including availability of funding sources;
•	potential further impairment of our indefinite-lived intangible assets and/or our long-lived assets; and
•	changes in government regulations related to the broadband and Internet protocol industries.
Item 1. Business.
Overview
We are engaged in the design and development of waterway restoration, mining, and paper mill (water) remediation technologies. Our patented Rapid Dewatering System (RDS) removes different types of debris, sediments, and contaminates from waterways and industrial sites, which assists in the recovery of lakes, canals, reservoirs and harbors. The RDS system separates water from the solid materials that are dredged, a process that is known as dewatering. Because of the scalability of the equipment, the small footprint required, and our own real time rapid dewatering capabilities, RDS can remove thousands of cubic yards of sediment per day, and return clear water to waterways at rates of two thousand or more gallons per minute. We believe we accomplish this at significantly lower costs than our competitors.

After demonstrating proof of concept on a port restoration project in California, we were acknowledged by the Water Board for the State of California, the United States Environmental Protection Agency and the United States Army Corps of Engineers as having an innovative technology acceptable for the restoration of both contaminated and non-contaminated waterways. This has a variety of benefits for both industry and the environment.
Corporate History
The Company was incorporated as a Delaware corporation on March 30, 2007 for the purpose of manufacturing, marketing, and distributing orthopedic shoes based on licensed patented technology. On May 17, 2009, the Company canceled its technology license. On October 30, 2009, we amended and restated our certificate of incorporation in order to, among other things, change our name to Genesis Fluid Solutions Holdings, Inc. and authorize a class of “blank check” preferred stock. On October 30, 2009, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Genesis Fluid Solutions, Ltd., a privately-held Colorado corporation (“Genesis Fluid Solutions”), and Genesis Fluid Solutions Acquisition Corp., our newly-formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon the closing of the transaction contemplated by the Merger Agreement, Acquisition Sub merged with and into Genesis Fluid Solutions, and Genesis Fluid Solutions, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). Immediately following the Merger we transferred all of our pre-Merger assets and liabilities to our wholly-owned subsidiary Cherry Tankers Holdings, Inc. (“SplitCo”). Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 12,545,000 shares of our common stock (the “Split-Off”). Following the Merger and Split-Off, we discontinued our former business and succeeded to the business of Genesis Fluid Solutions as our sole line of business.
Genesis Fluid Solutions began operations in 1994 as a sole proprietorship owned by its founder, Michael Hodges, and was incorporated in Colorado in 2005. Genesis Fluid Solutions is engaged in the design and development of waterway restoration, mining and paper mill (water) remediation technology and equipment. Genesis Fluid Solutions holds various United States and international patents and patent applications on water restoration and remediation technology, and seeks to license such technology and equipment to others, and seeks to enter into contracts for the performance of water restoration and remediation. To date, Genesis Fluid Solutions has not generated material revenues or earnings as a result of its activities.
Water Recovery Industry
Many waterways worldwide suffer from eutrophication or deterioration, leading to the formation of wetlands. This typically results from agricultural run-off and other man-made causes. Some waterways are so polluted and stagnant that their animal and plant life die off, and in the case of rivers and streams, the current ceases to flow. Having continued access to healthy, clean lakes, rivers, marinas, shipping ports and other waterways is vital to maintaining affordable water supplies, vibrant economies and entire ecosystems. Additionally, paper mills and mining operations could greatly limit their water use by recycling their carriage water in their industrial circuit, instead of discharging it into natural waterways or disposal sites.
Cleaning a waterway often requires dredging. Dredging empties the water body of large quantities of built-up debris along the bottom, ranging from coarse material, such as clam shells, organic vegetation and garbage, to sand and fine grained sediment, such as clays, silts and organics.
The methodologies currently employed in the industry to dewater dredged sentiment from waterways primarily fall into three categories: (1) upland disposal sites, (2) belt presses and thickener, and (3) geo-synthetic tubes. These techniques have prohibitive costs, and since they are land-intensive, they are environmentally destructive and slow. Therefore, increasingly, many communities and governments either cannot afford to restore their waterways or are unwilling to accept a process that involves the destruction of one ecosystem to save another.
Upland Disposal Sites. Unlike coarse material and sand, fine-grained sediment requires a long settling period to release even minimal water content. Historically, such dredged sediment has been dewatered in upland disposal sites. These sites are created by clearing vast areas of land and building dykes or levees around the site, resulting in a large sludge lagoon to hold the sediment discharged from a hydraulic dredge. Contained disposal facilities require purchasing land, if available, which is often expensive, and leveling it, so that it is completely flat. This construction process completely destroys all ecosystems in the area, including forests. The “process rate” for sun drying in containment areas is discouragingly slow, requiring an average drying time of seven or more years. Also, in many coastal areas around the world, ocean dumping of sediment is now prohibited.
Belt Presses and Thickener. Dredges can pump to dewatering plants, which can slowly process the delivered sludge. By building large or numerous tank farms, the material can be flocculated, which a process which facilitates the separation of water from solids. This process is slow. Typical ratios in this industry are 3:1 to 5:1. That is, three hours to five hours to dewater 1 hour of dredge pumping. This approach pulls the settled flocculated material from the tank bottoms, generally flocculates the material a second time, then utilizes a belt press to squeeze the flocculated solids, wringing water from the solids. Belt press operations are slow and expensive and require additional operators.

Geo-Synthetic Tubes. Geo-tubes are long and wide synthetic “sausage” tubes. Flocculated material from the dredge is poured into these tubes. Water slowly drains from numerous and small porous openings in the synthetic material. Eventually the material becomes dry enough to be removed from the Geo-tube, which is accomplished by cutting the tubes open. The tubes are expensive, slow to dewater sediment and can only be used once.
Rapid Dewatering System (RDS)
We have inverted the concept of settling sediment through a water column and instead drain water instantly away from the sediment through our patented system. This eliminates the need for vast amounts of time and/or land to dewater, and does not have the negative environmental effects found with the other techniques.
Our process encompasses several stages of sediment/asset recovery prior to reaching our RDS unit:
•	Stage 1 — utilizes a coarse screening system to facilitate removal of coarse debris that may include a variety of obstructive materials, such as shells, beverage cans, tree stumps, shoes, lumber, fiberglass or fibrous plant life.

•	Stage 2 — utilizes a screening unit designed to remove, classify and stockpile gravel. The unit we use is capable of classifying retrieved gravel according to client specifications and washing such material, which is an important factor in asset resale.

•	Stage 3 — continues the process by salvaging the sand. The sand recovery system that provides the greatest flexibility utilizes the dual technologies of sand screws and hydro-cyclones working in tandem. This process also allows for the classification, washing and stockpiling of sand for reuse or sale.
This three-stage process of removing sand and coarse material, yields a slurry of liquid and fine grained particulates that is suitable for polymer dosing, flocculation and instant dewatering. By removing heavier solids prior to polymer introduction, polymer is reserved for only the finest grain solids, resulting in significant cost savings.
Fine grain sediment removal represents the most challenging aspect of waterway restoration. We believe that no other technology can approach the real-time capacity for high-speed dewatering of ultra-fine solids that we have achieved. The patented RDS recovers and classifies solid material down to ultra-fine clays, silts, and organics (7-14 angstroms in size) and simultaneously returns clear water (30 parts per million (ppm) of total suspended solids) to the waterway.
Once coarse debris, gravel, and sand have been removed from the dredge flow, polymer is introduced into the mix. We have developed a precise, agile technology that continually monitors the slurry and provides instant response to varying flow rates and densities. Our state of the art technology measures the density of the remaining solids to be processed. This data, coupled with the flow rate, is fed to a programmable logic control system, which in turn controls a variable speed pump that injects polymer into the slurry at very close tolerances.
The slurry and polymer are gently blended, initiating a flash-flocculation process that provides for polymer extension, contact time, and particle capture. The flocculated substrate is then distributed over a micro-screen system that enables water to drain away from the accumulated floccules, instantaneously separating the clear water phase from the accumulating cake. The accumulated cake, which at this point has a consistency of cottage cheese, is gravity fed into our dewatering cells for final dewatering, if desired. The recovered cake is stackable dirt and ready for disposal or reuse. The turbidity of the clear water phase is continually monitored, as clear water is returned to the waterway.
The speed and agility of the RDS enables the dewatering unit to operate in steady state balance with a hydraulic dredge. Thus, production and recovery occur in a synchronized, operational rhythm.
Competition and Competitive Strengths
Our business is highly competitive. We expect to depend on government contracts for a significant portion of our business. Competition for government contracts depends upon our ability to satisfy bidding requirements as well as subcontracting requirements in the event that we are a subcontractor to a prime contractor. Many larger more well capitalized companies may be able to satisfy the financial, size, equipment, employment, bonding, certification, track record, and other government regulatory requirements more readily than we are able to.

Our typical competitors are represented by the following companies:
•	Deme Environmental Contractors (Belgium) employs belt presses and plate and frame presses and clarifier (tank) settling systems in Europe. This company is associated with several large European dredging groups and performs dewatering operations for ports and waterways.

•	Phoenix Process Equipment Co. (Louisville, Kentucky) uses belt presses, screw presses, and thickeners and processes dredge flow through a flocculation process. Phoenix also provides consulting services for mining operations and has in-house fabrication capability.

•	Dredge America (Kansas City, Kansas) works with Geo-Textile tubes. These “Geo-Tubes” are filled with flocculated dredge slurry. The tubes, shaped like large sausages, slowly bleed out capillary moisture from the contained sludge until the material is relatively dry, and are then cut open to extricate the dewatered solids.
We believe that our RDS gives us an advantage over our competitors because of the following reasons:
•	quicker process — can dewater a dredge flow in real time, rather than dry the sediment under the sun over the course of months and/or years, so projects can be completed much quicker;

•	returns clear water — can simultaneously return clear, aerated water to the waterway, thereby providing natural, oxygenated water to the habitat;

•	works on fine-grained solids — can separate water from even fine-grained solids at very high speeds;

•	lower cost — is much more cost efficient since (i) our system is able to sustain a better ratio (dredge time to dewatering time) to many alternatives so that projects may be able to be completed sooner than other dewatering processes and (ii) we do not need to utilize large amounts of land to spread out and dewater the dredged sediment;

•	environmentally friendlier — is less destructive on the environment by immediately returning natural, clear water to the habitat;

•	greater mobility — has a small footprint, is mobile and scalable, which allows for quick set up and restoration of sites, and access to waterways that other companies’ equipment are unable to reach;

•	easier to remove solids — can dewater the solids to less than 50% moisture content, which is the equivalent of dry dirt, so that it can be stacked for removal, trucking, or reuse options such as topsoil or landfill;

•	quieter — uses sound attenuated equipment, so only noise heard resembles a gentle waterfall;

•	odorless — has no odor associated with the process, due to the speed the sediment is dewatered; and

•	cleaner — designed to contain spillage, which is automatically reprocessed through the system, so that the entire staging area remains clean.
The Company maintains a website at http://www.GenesisFluidSolutions.com. Information contained on the Company’s website is not incorporated into this annual report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the SEC Web site at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.
Sales and Marketing
Our strategy includes directly marketing services to government and other users and licensing our technology to others. We intend to initially focus our efforts on the United States, Europe and the Pacific Rim.
We may provide the equipment and training necessary to launch projects while retaining ownership of equipment and intellectual property. By seeking to cultivate strategic relationships with powerful and established companies in various regions of the world, we believe we can grow more quickly than establishing offices throughout the world.
Regulatory Matters
Our operations are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; and transportation and disposal of hazardous substances and materials. We are also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay appropriation and/or performance of particular projects and increase related expenses.
Our projects may involve transportation and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be enforced, administered or interpreted, or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to future cleanup matters or other environmental claims.
Employees
As of April 15, 2010, we had four persons engaged in management, marketing, sales, project development, and financing activities for us.
Item 1A. Risk Factors.
RISK FACTORS
Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this prospectus, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.
Risks Relating to Our Business
We may not be able to adequately protect our proprietary rights, which would have an adverse effect on our ability to competitively conduct our business.
We rely on our patented technology, both domestically and internationally, to deliver our equipment and services. To protect our proprietary rights, we rely on a combination of patent and trade secret laws, confidentiality agreements, and protective contractual provisions. Despite these efforts, our patents and intellectual property relating to our business may not provide us with any competitive advantages. Additionally, another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested item in our products and services. Further, effective protection of intellectual property rights may be unavailable or limited in some foreign countries. Our inability to adequately protect our proprietary rights would have an adverse impact on our ability to competitively manufacture, distribute and use our products on a worldwide basis.
We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.
We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.
Since we have a somewhat limited operating history, it is difficult for potential investors to evaluate our business.
We began research and development operations in the mid-1990s and have completed 12 projects to date. Our somewhat limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited and sporadic revenues. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
We are dependent upon key personnel whose loss may adversely impact our business.
We rely heavily on the expertise, experience and continued services of Michael Hodges, our Chairman and Interim Chief Executive Officer. The loss of Mr. Hodges and the inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other personnel, through competitive salaries and bonus and equity incentive plans, but there can be no assurance that these programs will allow us to attract or retain personnel. If Mr. Hodges were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. We have not entered into an employment agreement with Mr. Hodges.

We face risks associated with our anticipated international business.
We expect to establish, and to expand over time, international commercial or licensing operations and activities in various countries. These international business operations will be subject to a variety of risks associated with conducting business internationally. We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future, including the following:
•	changes in or interpretations of foreign regulations that may adversely affect our ability to perform services or repatriate profits to the United States;

•	the imposition of tariffs;

•	economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures or customers;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the imposition of restrictive trade policies;

•	the existence of inconsistent laws or regulations;

•	the imposition or increase of investment requirements and other restrictions or requirements by foreign governments;

•	uncertainties relating to foreign laws and legal proceedings;

•	fluctuations in foreign currency and exchange rates; and

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act.
We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.
We have limited funds. Even with the aggregate proceeds of $6,150,000 from the recent private placement (the “Private Placement”), we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.
We may be subject to fines for the non-payment of payroll taxes in prior quarters and, if we are unable to repay the amounts owed, some of our assets could be taken away.
We may be subject to both federal and state fines for the non-payment of payroll taxes, penalties and interest for certain quarters in 2007 through 2009. We have agreed with Michael Hodges to set aside in escrow 1,300,000 shares of our common stock, that were to be delivered to him as consideration in the Merger, to cover these and other potential liabilities, but this may not be sufficient to cover, and we may not otherwise have sufficient funds or be able to obtain sufficient funds to repay, these liabilities. If we are unable to repay the amounts owed, the Internal Revenue Service and various state taxing agencies may levy liens against our assets and acquire ownership of our assets. The enforcement of a lien could have a material adverse affect on our business. In addition, the Internal Revenue Service can seek reimbursement from our officers and directors that have or have had a direct relationship over our cash resources and/or signature authority on checks.

Our independent auditors have expressed doubt about our ability to continue as a going concern.
In their report dated April 14, 2010, our current independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern, and that they have doubt about our ability to continue as a going concern. In their report dated November 11, 2009, our former independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern, and that they have doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses and negative cash flows from operating activities. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful.
We depend on our ability to continue to obtain government dredging contracts, and are therefore greatly impacted by the amount of government funding for dredging projects. A reduction in this funding could materially limit future revenues and profits.
We expect that a material portion of our revenues will be derived from government dredging contracts. Therefore, if there is a reduction in government funding for dredging contracts, it could limit future revenues and profits.
Our business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to us.
The dredging business is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions, disruption of transportation services and flooding. These risks could result in damage to, or destruction of, dredges, transportation vessels and other maritime structures and buildings, and could also result in personal injury, environmental damage, performance delays, monetary losses or legal liability to third parties. Although we have general liability and equipment insurance, if our insurance policies do not cover all of the potential different risks and/or liability amounts, the resulting liabilities could be costly to us.
Adverse weather may cause us to incur additional costs and decreased profit margins.
Our ability to perform a contract may depend on weather conditions. Inclement weather can delay the completion of a project, thereby causing us to incur additional costs. As part of bidding on fixed-price contracts, we make allowances, consistent with historic weather data, for project downtime due to adverse weather conditions. In the event that we experience adverse weather beyond these allowances, we may incur additional costs and decreased profit margins on these projects.
Seasonality makes it harder for us to manage our business and for investors to evaluate our performance.
Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remediation activities. Typically, during the first quarter of each calendar year there is less demand for our services due to weather related reasons, particularly in the northern and mid-western United States and Canada, and an increased possibility of unplanned weather related stoppages. This seasonality in our business makes it harder for us to manage our business and for investors to evaluate our performance.
Environmental regulations could force us to incur significant capital and operational costs.
Our operations are subject to various environmental laws and regulations relating to, among other things, dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; and, transportation and disposal of hazardous substances and materials. We are also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on our results of operations and cash flows.
Our projects may involve transportation and disposal of hazardous substances and materials. Various laws strictly regulate the removal and transportation of hazardous substances and materials, and impose liability for human health effects and environmental contamination caused by these materials. Services rendered in connection with hazardous substance and material removal may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate or otherwise affect those conditions. If these judgments and the recommendations based upon these judgments are incorrect, we may be liable for resulting damages that we or our customers incur, which may be material. The failure of certain contractual protections, including any indemnification from our customers or subcontractors, to protect us from incurring this liability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarter of 2008 and is continuing. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses.
Risks Relating to Our Organization and Our Common Stock
We may be unable to register for resale all of the shares of common stock and shares of common stock underlying the warrants included within the units sold in the Private Placement, in which case purchasers in the Private Placement will need to rely on an exemption from registration requirements in order to sell their shares.
In connection with the Private Placement, we entered into a registration rights agreement, pursuant to which we are obligated to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) that covers all of the common stock and shares of common stock underlying the warrants included within the units sold in the Private Placement (the “Warrant Shares”) and to have the “resale” registration statement declared effective by the SEC no later than 180 days after the final closing of the Private Placement. Nevertheless, it is possible that the SEC may not permit us to register all of the shares of common stock for resale. In certain circumstances, the SEC may take the view that the Private Placement requires us to register the resale of the securities as a primary offering. It is possible that, if registration is barred by current or future rules and regulations, rescission of the Private Placement could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse effect on us. In addition, our shares of public float are limited and are held by persons who acquired those shares under an effective registration filed prior to the Merger. Investors should be aware of the existence of risks that interpretive positions taken with respect to Rule 415, or similar rules or regulations including those that may be adopted subsequent to the date of this prospectus, could impede the manner in which the common stock and Warrant Shares may be registered or our ability to register the common stock or Warrant Shares for resale at all, or the trading in our securities. If we are unable to register some or all of the common stock or Warrant Shares, or if shares previously registered are not deemed to be freely tradeable, these shares would only be able to be sold pursuant to an exemption from registration under the Securities Act, such as Rule 144, that currently permits the resale of securities by holders who are not affiliated with the issuer following twelve months from November 16, 2009.
As a result of the Merger, Genesis Fluid Solutions became a subsidiary of ours and, we are subject to the reporting requirements of federal securities laws. Such reporting requirements can be expensive and may divert resources from other projects, thus impairing our ability to grow.
As a result of the Merger, Genesis Fluid Solutions became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Genesis Fluid Solutions had remained privately held and did not consummate the Merger. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents required under the terms of the Private Placement that require us to register the shares of common stock included in the units and the Warrant Shares. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent accountant certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the OTC Bulletin Board or our ability to list our shares on any national securities exchange.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.
Public company compliance may make it more difficult to attract and retain officers and directors.
The Sarbanes-Oxley Act of 2002 and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2010 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.
Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.
There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-Merger company.
Our stock price may be volatile.
The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:
•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” following the Merger, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Private Placement);

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	our inability to develop or acquire new or needed technology.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.
We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at the time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price increases.
Our shares of common stock are very thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.
Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders, and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business, and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans. A significant number of shares have been issued to our counsel and others as payment for services. In the aggregate, 1,160,000 shares of freely trading stock were available for trading immediately following closing of the Merger. Our counsel serves as escrow agent under the Escrow Agreement, under which 1,300,000 shares may be registered for resale. Those shares, in addition to other shares issued to our counsel, may from time to time be sold in open market transactions, or in privately negotiated transactions. In the event we are required to pay any liability or claim under the Escrow Agreement, the escrow agent will have discretion in determining the timing and manner of those sales, as well as the timing and manner of sale of other shares issued to our counsel for services.
There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.
To date there has been a very limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that these quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on the NYSE Amex, The NASDAQ Capital Market or another national securities exchange, assuming that we can satisfy the initial listing standards of the exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy the listing standards or that our common stock will be accepted for listing on any exchange. Should we fail to satisfy the initial listing standards of an exchange, or our common stock is otherwise rejected for listing and remains listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital. We are not required to register for sale the warrants, and do not intend to register the warrants for resale by the holders. As a result, the only value in the warrants will be in the “spread” between the trading price of our common stock and the exercise price of the warrants.
Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.
Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or another national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenues of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the Private Placement upon the effectiveness of the registration statement required to be filed, upon the expiration of any statutory holding period under Rule 144, upon expiration of lock-up periods applicable to outstanding shares, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued in the Merger to the current and former officers and directors of Genesis Fluid Solutions are subject to a lock-up agreement prohibiting sales of these shares for a period of 12 months following the Merger. Following that date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. In addition, the shares of common stock sold in the Private Placement and the Warrant Shares will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering these shares; and, (ii) the date on which these shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.
We may apply the proceeds of the Private Placement to uses that ultimately do not improve our operating results or increase the value of your investment.
We intend to use a portion of the net proceeds from the Private Placement, including proceeds received upon the exercise of the warrants, for general working capital purposes. Therefore, our management will have broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not ultimately improve our operating results or otherwise increase the value of the investment in our common stock or warrants.
Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.
Our directors and executive officers own or control a significant percentage of the common stock following the Merger and completion of the Private Placement. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Following the Merger, our executive officers and directors, in the aggregate, beneficially own 5,729,920 shares of our common stock, which represents approximately 32.6% of the voting power of all of our outstanding shares of stock. Our President, Michael Hodges, beneficially owns 2,833,800 shares of our common stock (including the right to vote 1.3 million shares held in escrow pursuant to the escrow agreement, which he has the right to re-acquire), and will be able to vote an additional 1,231,120 shares under voting agreements with the beneficial owners of the shares, until the beneficial owners no longer own such shares, or a total of approximately 28.3% of the voting power of all our outstanding shares of stock. Our Senior Vice President of Field Operations, Larry Campbell, beneficially owns 600,000 shares of our common stock (consisting of 600,000 shares of our common stock issuable upon exercise of currently exercisable options). Mary Losty, a director of ours, beneficially owns 1,030,000 shares of our common stock (including 20,000 shares of our common stock purchased in the Private Placement and 10,000 shares of our common stock underlying warrants issued in the Private Placement. John Freshman, a director of ours, beneficially owns 35,000 shares of our common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the Private Placement, may vote, including the following actions:
•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.
In addition, these persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our common stock.
If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. As of April 15, 2010, we had (i) outstanding warrants to purchase 3,412,500 shares of our common stock at an exercise price of $2.00 per share, (ii) outstanding placement agent warrants to purchase 107,500 shares of our common stock at an exercise price of $1.25 per share, (iii) outstanding options to purchase 770,000 shares of our common stock at an exercise price of $0.99 per share, (iv) outstanding options to purchase 1,852,000 shares of our common stock at an exercise price of $0.90 per share, and (v) outstanding options to purchase 600,000 shares of our common stock at an exercise price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.
Our certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
We lease our Colorado Springs headquarters, consisting of approximately 300 square feet of office space, at $1,152.15 per month. The lease is on a month-to-month basis and may be terminated by either our landlord or ourselves with 30 days notice.
Item 3. Legal Proceedings.
From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.
On May 27, 2008, Eagle North America, Inc. (“Eagle”), which provided certain equipment and consulting services to the Company, filed suit against Genesis Fluid Solutions and its chief executive officer and director Michael Hodges for monies owed pursuant to an equipment lease agreement between Eagle and the Company. Eagle claimed damages of $152,103.28. The Company made counter claims against Eagle for a breach of representations and warranties and alleged damages related to the performance and operation of certain leased equipment and losses incurred as a result of its inadequate operation and maintenance of approximately $280,000. The two parties entered mediation in November 2008.
On June 26, 2009, the parties entered into a settlement agreement under which Eagle dismissed its claims against the Company, and the Company dismissed its claims against Eagle. The settlement agreement provided that the Company was to pay Eagle the sum of $152,000 payable as follows:
•	$25,000.00 within thirty days of the settlement, and
•	thereafter 15 equal installments of $8,466.67 beginning on August 26, 2009
As of April 15, 2010, the Company has on a timely basis made all payments to date required by the settlement agreement.
In September 2006, the Company’s predecessor may have entered into a five year exclusive license agreement with an entity located in the Netherlands (the “Entity”) to complete projects and develop the revenues and marketing presence of the Company in the Netherlands, France, and Germany. Each party has alleged certain damages and defenses as a result of the project. However, the amounts or responsibilities of either party for damages are not capable of being ascertained. As of December 31, 2009, no formal legal claim had been filed with any jurisdiction by either party.
On or about March 31, 2010, the Company’s registered agent for service of process in Delaware forwarded a partial Summons and Complaint to the Company. The action appears to be pending before the Supreme Court, New York County. We understand the service agent was served with an incomplete Summons and Complaint, i.e., missing pages. We requested a copy of the Court file. Big Fuel Communications, LLC seeks $41,250 in damages under various theories of recovery: breach of contract, quantum merit and unjust enrichment, for services allegedly rendered to Genesis Fluid Solutions. The Company disputes the plaintiff’s allegations.
Item 4. Reserved.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock was eligible for quotation on the OTC Bulletin Board from March 19, 2008 through November 19, 2009 under the symbol CTKE.OB. Since November 20, 2009 our common stock has been listed on OTC Bulletin Board under the symbol GSFL. Prior to November 20, 2009, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2009	HIGH	LOW

Fourth Quarter	$6.00	$1.60
The last reported sales price of our common stock on the OTC Bulletin Board on December 31, 2009 was $5.25 and on April 12, 2010, the last reported sales price was $3.40. According to the records of our transfer agent, as of April 14, 2010, there were approximately 214 holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” contained in Item 1A of this report.
Company Overview
Genesis Fluid Solutions began operations in 1994 as a sole proprietorship owned by our founder, Michael Hodges and was incorporated in Colorado in 2005. We are engaged in the design and development of waterway restoration, mining, and paper mill (water) remediation technologies. Our patented Rapid Dewatering System (RDS) removes different types of debris, sediments, and contaminates from waterways and industrial sites, which assists in the recovery of lakes, canals, reservoirs and harbors. The RDS system separates water from the solid materials that are dredged, a process that is known as dewatering. Because of the scalability of the equipment, the small footprint required, and our own real-time rapid dewatering capabilities, RDS can remove thousands of cubic yards of sediment per day, and return clear water to waterways at rates of thousands of gallons per minute. We believe we accomplish this at significantly lower costs than our competitors.
Domestically, we have secured two contracts under which we will perform the work directly. These waterway dredging projects are due to begin in 2010. Our performance under such contracts is presently not anticipated to commence until June 2010 and September 2010, respectively, as the projects are currently completing permitting requirements. Accordingly, we did not realize any revenue in 2009.

Results of Operations
Our revenues are derived from professional services contracts to dewater dredged material, including fine-grained sediment, for lake and waterway restoration.
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Revenues
The Company recognized no revenue for the year ended December 31, 2009 as compared to $35,097 of revenue for the year ended December 31, 2008. The decrease is primarily due to the effects of accounting for revenues under the completed contract method whereby the company defers revenue until completion of the project. In addition, the two projects we currently have contracts for were delayed. The development of our business was further hindered by a general lack of private and public financing for the dewatering projects to which we market and sell our services.
All of our sales for the year ended December 31, 2008, were to customers in the United States.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,941,484 for the year ended December 31, 2009 as compared to $713,424 for the year ended December 31, 2008, an increase of 172%. Utilizing the proceeds received from financing activities (see below), we began implementing our business plan and thus, our selling, general and administrative expenses increased accordingly. Our selling, general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock-based compensation, insurance, impairments on long-lived assets, equipment maintenance, depreciation expense, and other general operating costs.
We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our selling, general and administrative expenses are likely to increase significantly in future reporting periods.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2009 was $306,283 compared to $496,241 for the year ended December 31, 2008, a decrease of 38.3%. The decrease was primarily attributable to the fact that the prior year included a loss on disposal of property and equipment of $174,125. Interest expense (which includes $101,250 of stock-based interest) also decreased by $44,537 primarily due to the decrease in interest-bearing liabilities (most notably convertible notes payable decreased by $713,190). The decrease in interest expense is significantly offset by an increase in inducement expense on debt conversion of $40,759.
Net Loss
Net loss for the year ended December 31, 2009 was $2,247,767 compared to a net loss of $1,568,251 for the year ended December 31, 2008. The change was attributable to an increase in operating expenses of $1,228,060, offset by a decrease in other expenses of $189,958.
Liquidity and Capital Resources
Net cash used in operations during the year ended December 31, 2009 totaled $1,737,841 and resulted primarily from a net loss of $2,247,767, an increase in prepaid expenses and other current assets of $124,805 and a gain on settlement of accounts payable of $118,910, partially offset by stock-based compensation of $284,714, an increase in accounts payable of $215,592, impairment of patents pending of $119,896, depreciation of property and equipment of $112,345, and stock-based interest expense of $101,250.
Net cash used in investing activities during the year ended December 31, 2009 totaled $69,721 and resulted from $47,922 of purchases of property and equipment and $21,799 of patent costs.
Net cash provided by financing activities during the year ended December 31, 2009 totaled $6,661,531 and resulted primarily from proceeds of $5,909,750 from sales common stock and warrants (net of offering costs), proceeds of $773,500 from issuances of convertible notes payable, and capital contributions of $491,374, partially offset by principal payments of $202,034 on capital leases, principal payments of $158,179 on convertible notes payable, and principal payments of $116,662 on a secured note payable.

At December 31, 2009, we had working capital of $3,232,419, including $4,873,912 in cash and cash equivalents. We had minimal revenue generating activities in 2009 and are transitioning to a new business model. We anticipate that revenues will resume in June 2010 as we begin to provide services under waterway dredging contracts. Our cash used in operating activities during the year ended December 31, 2009 totaled $1,737,841. Our auditors have expressed a going concern in our consolidated financial statements. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.
Historically, we have financed our working capital and capital expenditure requirements primarily from notes payable and the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a Private Placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through December 2010. We do not have any lines of credit or borrowing facilities to meet our cash needs. As a result, we may not be able to continue as a going concern, without further financing, following December 2010. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.
Related Party Transactions
No related party transactions had a material impact on our operating results. See Notes 14 and 19 to our consolidated financial statements.
New Accounting Pronouncements
See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to the estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.
Genesis Fluid Solutions Holdings, Inc. and Subsidiary Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of:
Genesis Fluid Solutions Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Genesis Fluid Solutions Holdings, Inc. and Subsidiary as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesis Fluid Solutions Holdings, Inc. and Subsidiary as of December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company reported a net loss and used cash in operations of $2,247,767 and $1,737,841, respectively, in 2009. As of December 31, 2009, the Company had an accumulated deficit of $6,217,899. In addition, the Company has minimal revenue generating activities in 2009 and is transitioning to a new business model. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 14, 2010

REPORT OF REGISTERED INDEPENDENT AUDITORS
To the Board of Directors and Stockholders of
Genesis Fluid Solutions, Ltd.:
We have audited the accompanying balance sheet of Genesis Fluid Solutions, Ltd. (a Colorado corporation) as of December 31, 2008, and the related statements of operations and comprehensive (loss), stockholders’ (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Fluid Solutions, Ltd. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced operating losses, and has negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Respectfully submitted,
/s/ Davis Accounting Group P.C.
Cedar City, Utah,
November 11, 2009

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$4,873,912	$9,076
Costs in excess of billings on uncompleted contracts	59,506	—
Prepaid expenses and other current assets	185,273	60,468

Total current assets	5,118,691	69,544

Property and equipment, net	719,469	844,999
Patents, net	—	54,492
Patents pending	—	98,097
Other assets	—	2,334

Total assets	$5,838,160	$1,069,466

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$82,206	$110,524
Accrued expenses	476,800	771,540
Warrant derivative liability	804,718	—
Billings in excess of costs on uncompleted contracts	201,219	215,000
Equipment payable	84,795	84,795
Settlement due to vendor, current portion	84,667	67,334
Loan payable	68,076	68,076
Obligations under capital leases, current portion	59,216	143,428
Convertible notes payable	10,000	723,190
Secured note payable	—	116,662
Notes payable — related parties	14,575	50,819

Total current liabilities	1,886,272	2,351,368

Obligations under capital leases, net of current portion	—	117,822
Settlement due to vendor, net of current portion	—	84,666

Total liabilities	1,886,272	2,553,856

Commitments and contingencies — See Note 15

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,668,500 and 10,000,000 issued and outstanding, respectively	17,669	10,000
Additional paid-in capital	10,152,118	2,486,609
Accumulated other comprehensive loss	—	(10,867)
Accumulated deficit	(6,217,899)	(3,970,132)

Total stockholders’ equity (deficiency)	3,951,888	(1,484,390)

Total liabilities and stockholders’ equity (deficiency)	$5,838,160	$1,069,466

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$—	$35,097
Cost of revenues	—	393,683

Gross loss	—	(358,586)

Operating expenses:
Selling, general and administrative	1,941,484	713,424

Total operating expenses	1,941,484	713,424

Operating loss from continuing operations	(1,941,484)	(1,072,010)

Other income (expense):
Change in warrant derivative liability	21,960	—
Interest income	198	10,103
Interest expense	(287,682)	(332,219)
Inducement expense on debt conversion	(40,759)	—
Loss on disposal of property and equipment	—	(174,125)

Total other income (expense), net	(306,283)	(496,241)

Loss from continuing operations before income taxes	(2,247,767)	(1,568,251)

Income tax benefit	—	—

Net loss	(2,247,767)	(1,568,251)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation, net of income tax of $0	10,867	(445)

Total other comprehensive income (loss), net of income taxes	10,867	(445)

Comprehensive loss	$(2,236,900)	$(1,568,696)

Net loss per share — basic and diluted	$(0.19)	$(0.16)

Weighted average number of common shares — basic and diluted	12,050,759	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Years Ended December 31, 2009 and 2008

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficiency)
Balance, December 31, 2007	10,000,000	$10,000	$2,230,309	$(10,422)	$(2,401,881)	$(171,994)

Principal stockholder contribution of cash derived from sale of common shares of Company stock	—	—	68,360	—	—	68,360

Principal stockholder issuance of shares on behalf of company for conversion of convertible notes payable and accrued interest	—	—	187,940	—	—	187,940

Foreign currency translation loss	—	—	—	(445)	—	(445)

Net loss, 2008	—	—	—	—	(1,568,251)	(1,568,251)

Balance, December 31, 2008	10,000,000	10,000	2,486,609	(10,867)	(3,970,132)	(1,484,390)

Principal stockholder contribution of cash derived from sale of common shares of Company stock	—	—	491,374	—	—	491,374

Principal stockholder issuance of common shares on behalf of company to settle debt and accrued interest	—	—	770,063	—	—	770,063

Principal stockholder issuance of common shares on behalf of company for loan origination fees	—	—	265	—	—	265

Common shares returned to treasury and canceled	(1,232,730)	(1,233)	1,233	—	—	—

Common shares returned in exchange for stock options issued	(1,972,000)	(1,972)	1,972	—	—	—

Common shares issued to settle debt and accrued interest	101,730	102	142,312	—	—	142,414

Common shares issued for nominal cash and services	2,584,000	2,584	23,256	—	—	25,840

Consideration paid by stockholders, on behalf of company, to service providers	—	—	25,000	—	—	25,000

Consideration paid by stockholders, on behalf of company, to settle accounts payable	—	—	125,000	—	—	125,000

Common shares issued pursuant to recapitalization	1,160,000	1,160	(1,160)	—	—	—

Common shares and warrants issued under private placement, net of offering costs	6,150,000	6,150	5,903,600	—	—	5,909,750

Common shares and warrants issued for conversions of bridge notes payable	877,500	878	775,372	—	—	776,250

Stock option expense	—	—	233,900	—	—	233,900

Reclassifications of warrants from equity to a liability	—	—	(826,678)	—	—	(826,678)

Foreign currency translation gain	—	—	—	10,867	—	10,867

Net loss, 2009	—	—	—	—	(2,247,767)	(2,247,767)

Balance, December 31, 2009	17,668,500	$17,669	$10,152,118	$—	$(6,217,899)	$3,951,888

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(2,247,767)	$(1,568,251)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	284,714	—
Impairment of patents pending	119,896	—
Depreciation of property and equipment	112,345	252,609
Stock-based interest expense	101,250	—
Impairment of property and equipment	61,107	124,630
Impairment of patents	50,077	—
Convertible debt inducement expense	40,759	—
Amortization of patents	4,415	4,415
Stock-based loan fees	265	—
Gain on settlement of accounts payable	(118,910)	—
Change in warrant derivative liability	(21,960)	—
Loss on disposal of property and equipment	—	174,125
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	72,728
Decrease in inventories	—	2,116
Increase in costs in excess of billings on uncompleted contracts	(59,506)	—
Increase in prepaid expenses and other current assets	(124,805)	—
Decrease in other assets	2,334	30,000
Increase (decrease) in accounts payable	215,592	(144,518)
(Decrease) increase in accrued expenses	(76,533)	320,687
(Decrease) increase in billings in excess of costs on uncompleted contracts	(13,781)	215,000
Decrease in settlement due to vendor	(67,333)	(58,984)

Net cash used in operating activities	(1,737,841)	(575,443)

Cash flows from investing activities:
Purchases of property and equipment	(47,922)	(10,712)
Patent costs	(21,799)	(64,290)

Net cash used in investing activities	(69,721)	(75,002)

Cash flows from financing activities:
Proceeds from common stock and warrants issued for cash, net of offering costs	5,909,750	—
Capital contributions received	491,374	68,360
Proceeds from issuance of convertible notes payable	773,500	595,330
Principal payments on convertible notes payable	(158,179)	(94,007)
Proceeds from issuance of notes payable	—	607,987
Principal payments on secured note payable	(116,662)	(297,529)
Proceeds from notes payable — related parties	—	71,975
Principal payments on notes payable — related parties	(36,244)	(85,500)
Debt issuance costs		(4,000)
Principal payments on capital leases	(202,034)	(252,018)
Nominal cash received for common shares issued for services	26	—

Net cash provided by financing activities	6,661,531	610,598

Effect of exchange rate changes on cash	10,867	(445)

Net increase (decrease) in cash and cash equivalents	4,864,836	(40,292)

Cash and cash equivalents at beginning of year	9,076	49,368

Cash and cash equivalents at end of year	$4,873,912	$9,076

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Supplemental disclosure of cash flow information:
Interest paid	$111,847	$—

Income taxes paid	$—	$—

Non-cash investing and financing activities:
Issuance of common stock to settle accounts payable	$125,000	$—

Conversion of accrued interest payable to convertible notes payable	$129,298	$—

Conversion of accrued interest payable to common stock	$88,909	$—

Conversion of convertible notes payable to common stock	$1,457,809	$—

Reclassification of warrant derivative liability from additional paid-in capital	$826,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Note 1. Nature of Operations and Recapitalization
Overview
Genesis Fluid Solutions Holdings, Inc. (“Holdings” or the “Company”) is an environmental company that supplies a Rapid Dewatering System (“RDS”) technology for dredged material, including fine-grained sediment, for lake and waterway restoration. The Company’s subsidiary, Genesis Fluid Solutions, Ltd (“Genesis Ltd”), was incorporated on October 26, 2005 under the laws of the State of Colorado.
On October 30, 2009, Genesis Ltd. entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Holdings, an inactive publicly-held company, and Genesis Fluid Solutions Acquisition Corp. (“Acquisition Sub”), which was Holdings’ newly formed, wholly-owned Delaware subsidiary. Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Genesis Ltd., and Genesis Ltd., as the surviving corporation, became a wholly-owned subsidiary of Holdings. On October 30, 2009, the Company changed its name to Genesis Fluid Solutions Holdings, Inc.
At the closing of the Merger, each share of Genesis Ltd. common stock that was issued and outstanding immediately prior to the closing of the Merger was exchanged for ten shares of Holdings’ common stock. This transaction was treated as a recapitalization of Genesis Ltd. with 1,160,000 common shares deemed issued to the pre-merger stockholders of Holdings. Subsequent to the merger, but prior to the same day closing of the first traunche of a private placement of common stock and warrants, the stockholders of Genesis Ltd. had approximately 89% voting control of the Company. The accounting effects of the recapitalization are reflected retroactively for all periods presented in the accompanying consolidated financial statements and footnotes (See Note 16).
Note 2. Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.
Principles of Consolidation
The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary Genesis Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009.
Accounts Receivable
The Company records accounts receivable related to its construction contracts based on billings or on amounts due under the contractual terms. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Depreciation Term
Computer and office equipment	3–5 years
Equipment and tools	5–10 years
Intangible Assets
The Company records the purchase of intangible assets not purchased in a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 350 “Intangibles - Goodwill and Other” and records intangible assets acquired in a business combination in accordance with ASC Topic 805 “Business Combinations”.
The Company capitalizes the costs associated with the application for and issuance of international patents related to its technology. Such costs are classified as patents pending in the accompanying consolidated balance sheet until such time as the patents are issued. Upon issuance, such costs are reclassified to patents and subsequently amortized over the useful life of the related patents.
Long-Lived Assets
Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC Topic 360, “Property Plant and Equipment,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.
Fair Value Measurements
On January 1, 2008, the Company adopted the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Revenue Recognition
The Company generates revenues from professional services contracts. Customers are billed, according to individual agreements, typically based upon the amount of cubic yards of material processed. Revenues from professional services are recognized on a completed-contract basis, in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts.” Under the completed-contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete when all costs except insignificant items have been incurred and final acceptance has been received from the customer. Corporate general and administrative expenses are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred.
For uncompleted contracts, the deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified under current assets as Costs in excess of billings on uncompleted contracts. The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as Billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.
The Company is transitioning to a licensing model, under which it will not be directly performing dredging services. Under such a contractual arrangement, license fees would typically be paid to the Company at a negotiated, flat monthly rate, which would not be tied to the volume of material processed.
Advertising
The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720.35.25, advertising costs are charged to operations when incurred. Advertising costs aggregated $3,216 and $8,024 for the years ended December 31, 2009 and 2008, respectively.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payable.
ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2009, the tax years 2006 through 2008 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.
The Company adopted the provisions of ASC Topic 740.10.25.09, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC Topic 740. Topic 740.10.25.09 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Stock-Based Compensation
The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic No. 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.
Options to purchase 3,222,000 common shares and warrants to purchase 3,520,000 common shares were outstanding at December 31, 2009, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.
Reclassifications
Certain amounts in the accompanying 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
Comprehensive Loss
Comprehensive loss includes net loss as currently reported by the Company adjusted for other comprehensive items. Other comprehensive items for the Company consist of foreign currency translations gains and losses.
Foreign Currency Translation
The Company accounts for foreign currency translation according to ASC Topic 830, “Foreign Currency Matters”. The Company’s functional currency is the United States Dollar, but it had a capital lease obligation that is denominated in Euros. The capital lease obligation denominated in Euros is translated into United States Dollars using the current exchange rate at the end of each fiscal period. Such debt translation adjustments are included in accumulated other comprehensive income (loss) for the period. Expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation gains or losses related to operating and interest expenses are recognized for each reporting period in the related statement of operations and comprehensive loss.
Accounting for Derivatives
The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Research and Development
In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $4,735 and $2,011 for the years ended December 31, 2009 and 2008, respectively.
Codification Update
In May 2009, the FASB issued an accounting standard that became part of ASC Topic 855-10, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company’s financial statements.
In June 2009, the FASB issued an accounting standard ASC 105, “Generally Accepted Accounting Principles”, whereby the FASB Accounting Standards Codification (“ASC” or “Codification”) will be the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value”. ASU 2009-05 provided amendments to ASC 820-10, including clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company’s consolidated results of operations or financial condition.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The Company does not expect adoption of ASU 2010-09 to have a material impact on the Company’s consolidated results of operations or financial condition.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Note 3. Going Concern
As reflected in the accompanying consolidated financial statements for the years ended December 31, 2009 and 2008, the Company had net losses of $2,247,767 and $1,568,251, and cash used in operations of $1,737,841 and $575,443, respectively. At December 31, 2009, the Company had an accumulated deficit of $6,217,899. In addition, the Company had minimal revenue generating activities in 2009 and is transitioning to a new business model. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During 2009, the Company raised approximately $7.2 million from contributed capital, new loans, and a private placement of its common stock and warrants, net of offering costs. At December 31, 2009, the Company had working capital of $3,232,419, which includes a warrant derivative liability of $804,718. Management plans to utilize its working capital to implement its business plan. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.
Note 4. Costs In Excess of Billings (Billings in Excess of Costs) On Uncompleted Contracts
Costs in excess of billings on uncompleted contracts (calculated on an individual contract basis) represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts.
At December 31, 2009 and 2008, costs in excess of billings on uncompleted contracts consisted of the following:

	December 31, 2009	December 31, 2008
Costs on uncompleted contracts	$76,596	$—
Less: Billings and/or cash receipts on uncompleted contracts	(17,090)	—

Costs in excess of billings on uncompleted contracts	$59,506	$—

Billings in excess of costs on uncompleted contracts (calculated on an individual contract basis) represents billings and/or cash received that exceed accumulated contract costs on uncompleted contracts.
At December 31, 2009 and 2008, billings in excess of costs on uncompleted contracts consisted of the following:

	December 31, 2009	December 31, 2008
Billings and/or cash receipts on uncompleted contracts	$215,000	$215,000
Less: Costs on uncompleted contracts	(13,781)	—

Billings in excess of costs on uncompleted contracts	$201,219	$215,000

Note 5. Property and Equipment
Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Computer and office equipment	$9,724	$9,724
Equipment and tools	1,065,959	1,142,668

	1,075,683	1,152,392
Accumulated depreciation	(356,214)	(307,393)

Property and equipment, net	$719,469	$844,999

Property and equipment held under capitalized leases of $258,991 and $258,991 at December 31, 2009 and 2008, respectively, are included in Equipment and tools above. Depreciation expense for the years ended December 31, 2009 and 2008 was $112,345 and $252,609, of which $25,899 and $25,899 pertained to the capitalized lease discussed above, for the years ended December 31, 2009 and 2008, respectively. Accumulated depreciation amounted to $356,214 and $307,393, of which $62,589 and $36,690 pertained to capitalized leases, as of December 31, 2009 and 2008, respectively.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
During the year ended December 31, 2008, as a result of an analysis by management, the Company determined that an impairment charge and write off of certain pieces of RDS equipment were appropriate. The Company recorded an impairment reserve as of December 31, 2008 of $124,630, which is included in operating expenses, and wrote off the net book value of RDS equipment amounting to $174,125, which is included in other income (expense). No other events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.
During the year ended December 31, 2009, the Company recognized an impairment loss of $61,107, which is included in operating expenses, related to the net book value of RDS equipment held by a third party that was not recoverable.
Note 6. Patents
Patents consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Patents	$—	$68,767
Patents pending	—	98,097

	—	166,864
Accumulated amortization	—	(14,275)

Intangible assets, net	$—	$152,589

Amortization expense for the years ended December 31, 2009 and 2008 was $4,415 and $4,415, respectively.
For the year ended December 31, 2009, as a result of an analysis by management, the Company recognized an impairment loss of $50,077 and $119,896 relating to the net book value of patents and patents pending, respectively. The charge is included in selling, general and administrative expenses.
Note 7. Accrued Expenses
Accrued expenses consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Payroll and related benefits	$288,945	$536,782
Accrued interest	12,180	183,482
Sales tax payable	—	16,276
Other	175,675	35,000

Total	$476,800	$771,540

The Company has accrued payroll and estimated related taxes, including estimated penalties and interest, to various taxing authorities, including the Internal Revenue Service, that pertain to various years of service. At December 31, 2009 and 2008, estimated penalties and interest in the amounts of $63,709 and $33,851, respectively, were included in payroll and related benefits in the above table.
Note 8. Fair Value of Financial Instruments
The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.
On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2009:

Total Carrying
	Value at	Fair Value Measurements at December 31, 2009
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Patents	$—	$—	$—	$—
Patents pending	—	—	—	—

Totals	$—	$—	$—	$—

Liabilities:
Warrant derivative liability	$804,718	$—	$—	$804,718

The following is a summary of activity of Level 3 assets for the year ended December 31, 2009:

Balance at December 31, 2008	$152,589
Patent costs	21,799
Amortization expense	(4,415)
Impairment loss recognized	(169,973)

Balance at December 31, 2009	$—

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2009:

Balance at December 31, 2008	$—
Warrant liability upon issuance	826,678
Change in fair value	(21,960)

Balance at December 31, 2009	$804,718

Impairment losses recognized on patents and patents pending are included in selling, general and administrative expenses. Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying consolidated statements of operations.
The Company used the discounted cash flows method to measure the fair value of patents and patents pending. Due to minimal and varied revenue producing activities, the Company cannot reliably project positive cash flows for patents and patents pending.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2009:

Assumptions	December 31, 2009
Expected term (years)	1.8 – 3.0
Expected volatility	120.0%
Risk-free interest rate	1.14% – 1.70%
Dividend yield	0.00%
The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the fair value would increase if a higher expected volatility was used, or if the expected dividend yield increased.
There were no changes in the valuation techniques during the three months ended December 31, 2009.
Note 9. Loan Payable
Loan payable at December 31, 2009 and 2008 consisted of an unsecured, non-interest bearing loan in the amount of $68,076, due on demand.
Note 10. Equipment Payable
On June 19, 2007, the Company entered into an agreement and bill of sale with a third party vendor for the purchase of certain RDS equipment in the amount of $110,000. The terms of payment under the agreement were principal only payments of $6,670 per month, commencing August 1, 2007, for a period of seven months. On March 1, 2008, a final payment of $70,000 was to be made by the Company. The Company made no payments under the agreement during 2007 and went into default under the agreement. During 2008, the Company made payments to reduce the principal amount by $25,205. Upon default, 12% interest applies to the unpaid balance. As of December 31, 2009 and 2008, the principal amount due under the agreement amounted to $84,795, and is reflected as equipment payable in the accompanying consolidated balance sheets.
Note 11. Capital Lease Obligations
Capital lease obligations consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Capital lease obligations	$59,216	$261,250
Less: Current maturities	(59,216)	(143,428)

Amount due after one year	$—	$117,822

Note 12. Secured Note Payable
Secured notes payable consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
20% Secured promissory note payable	$—	$116,662
Less: Current maturities	—	(116,662)

Amount due after one year	$—	$—

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
On July 30, 2008, the Company issued a secured promissory note in the amount of $200,000 to a lender, who is the lessor of the office space that the Company occupies for its operations, for working capital purposes. The note bears interest at 20% per year, was secured by all patents and other intellectual property of the Company, and was personally guaranteed by the Chief Executive Officer of the Company. The terms for repayment of the note required payments of $16,667 per month for a period of 12 months, together with a balloon payment of $40,000 in interest at the time the last payment was made. As part of the secured promissory note, the Company granted to the lessor an option to purchase, for a period of one year after the repayment of the loan and interest, shares of common stock of the Company, up to a total of the amount of the note, interest paid on the note, and a premium of $40,000 (approximately $280,000 in total), at a price of $1 per share. At December 31, 2008, the principal balance of the note remaining amounted to $116,662, all of which was current in nature. The remaining balance of the note, including accrued interest, was paid in full on August 31, 2009 and the lien was subsequently released by the lender.
Note 13. Convertible Notes Payable
Convertible notes payable consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Convertible notes payable	$10,000	$723,190
Less: Current maturities	(10,000)	(723,190)

Amount due after one year	$—	$—

The Company has entered into various secured and unsecured convertible notes with third party lenders to fund its operations. The notes are generally convertible into shares of common stock at a fixed rate of $5.00 per share at the discretion of the holder and mature over periods of less than one year. As the conversion rate for all of the notes exceeded the estimated fair value of the Company’s common stock on the date of issuance, the notes did not contain a beneficial conversion feature. The notes bear interest at rates ranging from 4.3% to 40%. Activities pertaining to convertible notes for the years ended December 31, 2009 and 2008, were as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Beginning balance	$723,190	$302,971
Issuance of convertible notes	773,500	595,330
Interest added to principal amounts	129,298	78,896
Principal payments	(158,179)	(94,007)
Conversions to common stock	(1,457,809)	(160,000)

Ending balance	$10,000	$723,190

The weighted average interest rate for convertible notes payable outstanding as of December 31, 2009 was 40%.
Note 14. Notes Payable – Related Party
Notes payable — related party consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Notes payable — related parties	$14,575	$50,819
Less: Current maturities	(14,575)	(50,819)

Amount due after one year	$—	$—

The Company has entered into various unsecured notes with related parties to fund its operations. The notes are due on demand or within one year from the date of the note. The notes bear interest at rates ranging from 4.3% to 80%. Activities pertaining to notes payable – related parties for the years ended December 31, 2009 and 2008, are described in Note 19.
The weighted average interest rate for notes payable – related party outstanding as of December 31, 2009 was 13.5%.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Note 15. Commitments and Contingencies
Capital Leases
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

Year ending December 31, 2010	$61,912

Total minimum lease payments	61,912
Less: Amount representing interest	(2,696)

Present value of net minimum lease payments	$59,216

Operating Leases
The Company leases office facilities under a month-to-month lease, which is cancellable with 30 days notice by either the Company or the landlord.
Rent expense for the years ended December 31, 2009 and 2008 was $14,971 and $14,219, respectively.
Settlement Due to Vendor
On May 27, 2008, Eagle North America, Inc. (“Eagle”), which provided certain equipment and consulting services to the Company, filed suit against the Company and Michael Hodges, Chief Executive Officer and Director, for monies owed pursuant to an equipment lease agreement between Eagle and the Company. Eagle claimed damages of $152,103. The Company made counter claims against Eagle for breach of certain representations and warranties, alleged damages related to the performance and operation of certain leased equipment and losses incurred as a result of its inadequate operation and maintenance of approximately $280,000. The Company and Eagle entered mediation in November 2008. On June 26, 2009, the parties entered into a settlement agreement pursuant to which Eagle dismissed its claims against the Company, and the Company dismissed its claims against Eagle. Pursuant to the settlement agreement, the Company is required to pay Eagle the aggregate sum of $152,000, payable as follows: (i) $25,000 within thirty days of the settlement, and (ii) thereafter 15 equal installments of $8,467 commencing August 26, 2009. As of December 31, 2009, the remaining balance due under the settlement due to vendor was $84,667, all of which is current in nature.
Registration Rights
As part of a private placement, we have agreed to file a “resale” registration statement with the SEC covering all shares of our common stock included within the Units sold in the Offering and underlying any warrants as well as the shares underlying the Placement Agent warrants, on or before the date which is 90 days after the final closing date of the Private Placement or the termination date, whichever occurs later (the “Filing Deadline”). We will maintain the effectiveness of the “resale” registration statement from the effective date through and until twelve (12) months after the final closing date, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use commercially reasonable efforts to have the “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 180 days after the final closing date of the Private Placement or the termination date, whichever occurs later (the “Effectiveness Deadline”). In addition, if the registration statement is not effective, then the investors in the Offering are permitted to “piggy-back” onto other registration statements that are filed by the Company, with certain exceptions. One of these exceptions is in connection with a registration statement filed to register the sale of certain shares held in escrow in connection with the Merger. We are obligated to pay to investors in the Offering a fee of 1% per month of the investors’ investment, payable in cash for each month: (i) in excess of the Filing Deadline that the registration statement has not been filed; and, (ii) in excess of the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415,” provided the Company registers at that time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC. The maximum potential penalty under the registration rights agreement is 10%, which amounts $682,500. As of March 29, 2009, the Company was in default regarding the registration rights agreement as the Company had not yet filed a registration statement covering the securities issued in the private placement.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2009, other than what is described in this section, “Legal Matters”, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.
In September 2006, the Company entered into a five-year exclusive license agreement with an entity located in the Netherlands (the “Entity”) to complete projects and develop the revenues and marketing presence of the Company in the Netherlands, France, and Germany. Though never consummated, it was the intent of the parties to enter into a joint venture. The parties completed one project, which has become the subject of a dispute. Each party has alleged certain damages and defenses as a result of the project. However, the parties are working together to resolve the matter. In order to conduct the project completed with the Entity, the Company relocated certain RDS equipment from the United States to the Netherlands. The RDS equipment transferred is currently under the control of the Entity, and is part of the dispute between the parties described above. During the year ended December 31, 2008, the Company wrote off $174,125 in net book value of RDS equipment located in the Netherlands, which management of the Company believes is not in suitable operating condition, and provided a 50% reserve, in the amount of $124,630, for impairment in the carrying value of other RDS equipment, which is also under control of the Entity. At December 31, 2009, the Company impaired the remaining net book value of the equipment and recognized an impairment loss of $61,107. The extent of any additional loss, contingent or otherwise, was not determinable or probable of occurrence and as a result, no general reserve for the dispute has been recorded in the accompanying consolidated financial statements. Further, as of December 31, 2009, no formal legal claim had been filed with any jurisdiction by either party.
During 2009, the Company terminated a Reseller Agreement. The reseller has contested this termination, however, no formal legal claim had been filed as of December 31, 2009.
The former chief financial officer of the Company has claimed breach of his separation agreement. The Company has made certain counterclaims. As of December 31, 2009, no formal legal claim had been filed with any jurisdiction by either party (See Note 19).
Note 16. Stockholders’ Equity (Deficiency)
Recapitalization
On October 30, 2009, Genesis Ltd. entered into a merger transaction with Holdings, an inactive publicly-held company. This transaction was treated as a recapitalization of Genesis Ltd. with 1,160,000 common shares deemed issued to the pre-merger stockholders of Holdings. The accounting effects of the recapitalization are reflected retroactively for all periods presented in the accompanying consolidated financial statements and footnotes (See Note 1).
As part of the Merger, 1,300,000 shares issuable to Michael Hodges, the founder and Chief Executive Officer of the Company, have been placed in escrow to be held for three years in order to cover certain liabilities, including potential tax liabilities of Genesis Ltd.
Upon completion of the Merger, on October 30, 2009, the Company amended its Articles of Incorporation whereby it changed its name to Genesis Fluid Solution Holdings, Inc. and revised its authorized capital to consist of 100,000,000 common shares at $0.001 par value and 25,000,000 preferred shares at $0.001 par value.
Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at December 31, 2009 and December 31, 2008.
Common Stock
The Company is authorized to issue up to 100,000,000 shares of common stock having a par value of $0.001 per share, of which 17,668,500 and 10,000,000 shares were issued and outstanding at December 31, 2009 and 2008, respectively.
During the year ended December 31, 2008, Michael Hodges, the Company’s Chief Executive Officer and a Director of the Company, sold approximately 23,000 shares of Company common stock owned personally by him to third-party investors for cash proceeds of $68,360, which was then contributed to Company.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
During the year ended December 31, 2008, Michael Hodges, the Company’s Chief Executive Officer and a Director of the Company, gave approximately 32,960 shares of Company common stock owned personally by him to certain creditors of the Company to serve as repayment of notes payable and related accrued interest of the note holders of $187,940. Such conversions of the notes payable into common shares of the Company did not result in any cash received by the Company.
For the purpose of recording certain equity transactions, the Company obtained an independent certified valuation report of the value of its common stock for May 11, 2009 of $0.01 per share and for October 30, 2009 of $0.50 per share.
During the period from January 6, 2009 through July 11, 2009, Michael Hodges, the Company’s Chief Executive Officer and a Director of the Company, sold 187,730 shares of Company common stock owned personally by him to third-party investors for cash proceeds of $491,374, which was then contributed to Company.
During the period from March 10, 2009 through October 1, 2009, Michael Hodges, the Company’s Chief Executive Officer and a Director of the Company, gave 160,600 shares of Company common stock owned personally by him to certain creditors of the Company upon conversion, at their contractual conversion rate of $5.00 per share, of convertible notes payable of $690,167 and related accrued interest of $79,830. One creditor was given 6,700 additional shares, resulting in convertible debt inducement expense of $66. Such conversions of the notes payable into common shares of the Company did not result in any cash received by the Company.
During the period from January 16, 2009 through July 7, 2009, Michael Hodges, the Company’s Chief Executive Officer and a Director of the Company, gave 26,480 shares of Company common stock (having a fair value of $265) owned personally by him to two individuals as loan origination fees.
On October 30, 2009, Michael Hodges, the Company’s Chief Executive Officer and a Director of the Company, returned to the Company 1,232,730 shares of common stock owned personally by him. He received no compensation and the shares were immediately cancelled. This transaction was recorded as an increase in additional paid-in capital of $1,233 with a corresponding decrease in common stock.
On October 30, 2009, several stockholders (comprised of a director, an officer, and several employees of the Company) agreed to return to the Company 1,972,000 shares of common stock in exchange for options to purchase 1,972,000 shares in the Company. The options have a term of ten years, of which (i) 1,272,000 vested immediately and have an exercise price of $0.90 per share and (ii) 700,000 options will vest on April 30, 2010 and have an exercise price $0.99 per share. Since the fair value of the common shares returned exceeded the fair value of the stock options issued on the exchange date, no additional expense was recognized. This transaction was recorded as an increase in additional paid-in capital of $1,972 with a corresponding decrease in common stock.
During the period from October 1, 2009 through October 13, 2009, the Company issued 101,730 shares of common stock upon conversion of convertible notes payable of $92,642 and accrued interest of $9,079. The creditors’ contractual conversion rate was $5.00 per share, however, the creditors converted at $1.00 per share, resulting in convertible debt inducement expense of $40,693.
During the year ended December 31, 2009, the Company issued 2,584,000 shares of common stock (having a fair value of $25,840) in exchange for cash proceeds of $26 and services rendered. Accordingly, the Company recognized stock-based compensation expense of $25,814.
On October 30, 2009, prior to the Merger, stockholders of the Company gave 50,000 shares of Company common stock (having a fair value of $25,000) owned personally by them to a vendor of the Company to serve as payment on behalf of the Company for services rendered. The $25,000 was recorded as contributed capital.
On October 30, 2009, prior to the Merger, stockholders of the Company gave 250,000 shares of Company common stock (having a fair value of $125,000) owned personally by them to a vendor of the Company to serve as payment on behalf of the Company to settle accounts payable of $243,910. Accordingly, the Company recognized a gain on settlement of accounts payable of $118,910.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
In May and June 2009, pursuant to Note Purchase Agreements (the “Agreements”), the Company sold $600,000 of convertible notes (“bridge notes”) to lenders. In September and October 2009, the Company sold an additional $75,000 of bridge notes to lenders. The holders of $275,000 of the bridge notes had the option and the holders of $400,000 of the bridge notes had the obligation to convert on a dollar-for-dollar basis upon a Subsequent Financing (as defined in the Agreements) on the same terms and conditions as the Subsequent Financing. In addition, whether converted or not, upon the earlier of: (i) a Subsequent Financing or (ii) six months, the bridge note holders were entitled to additional interest in the form of common shares of the Company equal to 30% of the face value of the notes using a price per share based on: (a) the same price per share of a Subsequent Financing or (b) should the Subsequent Financing not have occurred within six months of the date of the respective agreement, a price per share based upon a $15 million total market value of the Company. The bridge notes bore interest of 10% and were due and payable on the earlier of the completion of a reverse merger transaction (which occurred October 30, 2009) or November 9, 2009. All of the bridge note holders converted to the private placement that occurred on October 30, 2009. As a result, 675,000 common shares and warrants (having the same terms as those issued to investors under the private placement, as discussed below) to purchase 337,500 common shares were issued in exchange for the bridge notes (an aggregate principal amount of $675,000) as payment in full. Additionally, 202,500 common shares (representing 30% of the face value of the bridge notes) (having a fair value of $101,250), were issued and such value was included in interest expense.
Following the closing of the Merger through December 29, 2009, the Company accepted subscriptions for an aggregate of 246 units in a private placement (each unit consisting of 25,000 shares of common stock and three-year warrants to purchase 12,500 common shares at an exercise price of $2.00 per share) at a price of $25,000 per unit for gross proceeds of $6,150,000. As a result, the Company issued (i) 6,150,000 common shares and (ii) warrants to purchase 3,075,000 common shares. In connection with the private placement, the Company paid $240,250 in offering costs and issued two-year warrants to purchase an aggregate of 107,500 common shares, exercisable at $1.25 per share, to placement agents. All of the shares of common stock issued in the private placement as well as the shares of common stock underlying the warrants issued in the private placement and the shares of common stock underlying the placement agents’ warrants are subject to a registration rights agreement (See Note 15). In addition, so long as the underlying shares of common stock are registered in an effective registration statement, if and when shares of the common stock are trading at or above $3.50 per share for 20 consecutive trading days, we will have the option to redeem the three-year warrants from the investors for a purchase price of $0.001 per share. A holder of three-year warrants will have 10 days following notice to convert their warrants or we may retire the warrants upon the payment of $0.001 per share underlying each warrant. All of the warrants contain a cashless exercise provision whereby if at any time after twelve (12) months from the issuance date of the warrants there is no effective registration statement registering or no current prospectus available, for the resale of the shares of warrant stock issuable, then the holder may cashless exercise the warrants. All of the warrants contain a price protection provision whereby if from the warrant issuance date and through the earlier to occur of: (i) first anniversary of the date of issuance and (ii) the date there is an effective registration statement on file with the Securities and Exchange Commission covering the resale of all the shares of warrant stock and all the shares of common stock issued in the offering the Company issues or sells any shares of common stock or securities convertible into common stock, other than an exempt issuance, as defined in the warrant, for consideration per share of common stock less than $1.00, then immediately after such dilutive issuance, the warrant price then in effect shall be reduced to an amount equal to the new issuance price multiplied by two. Due to the price protection clause, the warrants are deemed a derivative and, therefore, were reclassified from equity to a warrant derivative liability on each date of issuance resulting in an aggregate amount of $826,678 being reclassified (See Note 8).
Common Stock Warrants
A summary of the Company’s warrant activity during the year ended December 31, 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2008	—	—	—	—
Granted	3,520,000	$1.98	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Balance Outstanding, December 31, 2009	3,520,000	$1.98	2.9	$—

Exercisable, December 31, 2009	3,520,000	$1.98	2.9	$—

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Stock Incentive Plan and Stock Option Grants to Employees and Directors
On October 30, 2009, the Company’s board of directors and stockholders adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The purpose of the 2009 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2009 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 4,542,000 shares of common stock under the 2009 Plan. The 2009 Plan will be administered by the Company’s board of directors until such time as such authority has been delegated to a committee of the board of directors.
The material terms of each option granted pursuant to the 2009 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined in the 2009 Plan) of such common share on the date the option is granted, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable as to one-third of the total number of shares subject to the option on each of the first, second and third anniversaries of the date of grant.
On October 30, 2009, the Company issued, pursuant to the 2009 Plan, ten-year options to purchase 1,972,000 shares in the Company in exchange for the return of 1,972,000 shares of common stock (see above).
On October 30, 2009, the Company granted, pursuant to the 2009 Plan, ten-year stock options to purchase 1,250,000 common shares of the Company, of which (i) 580,000 are exercisable immediately at $0.90 per share, (ii) 70,000 are exercisable on April 30, 2010 at $0.99 per share, and (iii) 600,000 vest based on performance milestones, as stipulated in the option, and are exercisable at $1.00 per share.
The total fair value of stock option awards (not including those issued in exchange for common stock returned to the Company) granted to employees during the year ended December 31, 2009 was $251,871, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $233,900 for the year ended December 31, 2009 in connection with these stock options.
As of December 31, 2009, 1,320,000 shares were remaining under the 2009 Plan for future issuance.
The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2009:

For the
Year Ended
Assumptions	December 31, 2009
Expected term (years)	5.0 – 10.0
Expected volatility	120.0%
Weighted-average volatility	120.0%
Risk-free interest rate	2.31% – 3.41%
Dividend yield	0.00%
Expected forfeiture rate	0.0%

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.
A summary of the Company’s stock option activity during the year ended December 31, 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2008	—	—	—	—
Granted	3,222,000	$0.94	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Balance Outstanding, December 31, 2009	3,222,000	$0.94	9.8	$—

Exercisable, December 31, 2009	1,852,000	$0.90	9.8	$—

The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2009 was $0.40. The Company expects all non-contingent outstanding employee stock options to eventually vest.
As of December 31, 2009, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $297,337, of which $17,972 is expected to be recognized over a weighted-average period of 0.3 years and $279,365 shall be recognized upon the satisfaction of a contingency.
Other Stock-Based Option Awards to Nonemployees
On July 30, 2008, as part of a secured promissory note, the Company granted an option to purchase, for a period of one year after the repayment of the loan and interest (which occurred on August 31, 2009), shares of common stock of the Company, up to a total of the amount of the note, interest paid on the note and a premium of $40,000 (approximately $280,000 in total), at a rate of $1 per share. As of December 31, 2009, the option has not yet been exercised.
On September 30, 2009, an option to purchase up to 5,000 common shares at $5.00 expired unexercised.
Note 17. Income Taxes
The Company was originally formed in October 2005 as an “S” corporation and filed its federal and state income tax returns according to the rules and regulations of that section of the Internal Revenue Code. On October 31, 2007, the Company revoked its status as an “S” corporation and converted to a “C” corporation.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary. The amounts provided for income taxes are as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Current (benefit) provision: federal	$—	$—
Current (benefit) provision: state	—	—

Total current provision	—	—

Deferred (benefit) provision	—	—
Deferred (benefit) provision relating to reduction of valuation allowance	—	—

Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforward	1,315,280	588,181
Accrued severance	26,341	—
Impairment — patents and patents pending	63,961	—
Stock-based compensation	88,017	—

	1,493,599	588,181
Less: valuation allowance	(1,473,655)	(588,181)

Total deferred tax assets	19,944	—

Deferred tax liabilities:
Depreciation	(11,680)	—
Other temporary differences	(8,264)	—

Total deferred tax liabilities	(19,944)	—

Total net deferred tax assets (liabilities)	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2009 and 2008 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2009. The net change in the valuation allowance during the years ended December 31, 2009 and 2008 was an increase of $885,474 and $521,696, respectively.
At December 31, 2009, the Company had $3,495,295 of net operating loss carryforwards which will expire in various years through 2029. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses may be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Federal tax rate applied to loss before income taxes	34.0%	34.0%
State income taxes, net of federal benefit	3.5%	-3.3%
Permanent differences	-0.9%	-2.0%
Change in valuation allowance	-39.4%	-28.7%
Other	2.8%	0.0%

Income tax expense (benefit)	0.0%	0.0%

Note 18. Concentrations
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2009 and 2008, there was $4,508,514 and $0, respectively, in excess of insurable limits.
Note 19. Related Party Transactions
On November 28, 2008, the Company entered into a loan agreement with Maria Hodges, the wife of the Company’s Chief Executive Officer, Michael Hodges for $9,800. The note bears an annual 4.29 percent interest rate and is due on November 28, 2018. The note does not have any conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal or interest had been paid on the note. During 2009, principal and accrued interest on this note was paid in full.
On September 29, 2008, the Company entered into a loan agreement with Maria Hodges, wife of the Company’s Chief Executive Officer Michael Hodges for $9,000. The note bears an annual 4.29 percent interest rate and is due on September 29, 2019. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal interest had been paid on the note. During 2009, principal and accrued interest on this note was paid in full.
On June 17, 2008, the Company entered into a loan agreement with Jack Speer, who was then a member of the Genesis Ltd. board of directors, for $5,000. The note bears an annual 4.29 percent interest rate and is due on June 17, 2018. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. In September 2008, the Company paid Mr. Speer $2,925 which was recorded as a reduction of the outstanding principal balance.
On May 28, 2008, the Company entered into a loan agreement with Jack Speer, who was then a member of the Genesis Ltd. board of directors, for $1,075. The note had no stated interest rate or maturity date. The note does not have any conversion feature and is unsecured. In September 2008, the Company paid Mr. Speer $1,075 and cancelled the note.
On February 4, 2008, the Company entered into a loan agreement with Greg Rankin, who has provided legal services to the Company, for $5,000. The note had no stated interest rate or maturity date. The note does not have conversion feature and was unsecured. On July 23, 2008, the principal balance plus $600 of accrued and unpaid interest was converted into 1,120 shares of common stock.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently, in combination with his separation, was revised to a 15 percent interest rate and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. At December 31, 2008, $37,500, respectively, had been repaid under the note. At December 31, 2009, $12,500 of principal plus accrued interest was due on the note. On September 17, 2009, Michael Whaley, the former chief financial officer of the Company, resigned. As part of his separation agreement and in exchange for mutual releases, the Company is required to deliver the following to Mr. Whaley after completion of the Merger: (i) $40,000 in cash, (ii) $30,000 shares of common stock of the Company, and (iii) payment of all amounts due under his loan agreement. As of December 31, 2009, all of the amounts due under the separation agreement were outstanding as the separation agreement is in dispute (See Note 15).
On August 9, 2007, the Company entered into a loan agreement with Larry McCurry, who was then a member of the Genesis Ltd. board of directors, for $25,000. The note bears an annual 40 percent interest rate and was due on November 10, 2007. The note does not have conversion feature and was unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, the Company had made payments of $22,500 of which approximately $13,000 had been applied against principal and the remaining amount recognized as interest. During 2009, principal and accrued interest on this note was paid in full.
On January 5, 2009, the Company entered into a loan agreement with Larry McCurry, who was then a member of the Genesis Ltd. board of directors, for $50,000. The note was unsecured, bore 40% interest and was due on February 3, 2009. During 2009, principal and accrued interest on this note was paid in full.
Note 20. Subsequent Events
On February 15, 2010, the Company entered into an agreement with a vendor for the vendor to perform marketing services. On March 2, 2010, the Company terminated its agreement with the vendor. On March 23, 2010, the vendor filed suit for breach of contract claiming amounts owed of approximately $41,000. The Company disputes this claim and intends to rigorously defend its position.
On March 19, 2010, the Company entered into a settlement agreement with an individual that had been engaged May 11, 2009 to perform financial advisory services for the Company. As a result of the settlement, the Company issued 83,000 shares of the Company’s common stock.
As of March 29, 2009, the Company was in default regarding the registration rights agreement as the Company had not yet filed a registration statement covering the securities issued in the private placement.
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following persons are our executive officers and directors and hold the positions set forth opposite their respective names. We are currently seeking to hire additional executive officers including a chief financial officer.

Name	Age	Position with the Company
Michael Hodges	59	Chairman and Interim Chief Executive Officer
Larry Campbell	61	Senior Vice President — Field Operations
Mary Losty	50	Director
John D. Freshman	63	Director
Robert Stempel	77	Director
Biographies
Michael Hodges, Chairman and Interim Chief Executive Officer. Mr. Hodges has been chairman of the board of directors of the Company since October 2009 and Interim Chief Executive Officer since March 2010. He was chosen as Chairman of the Board because he is the inventor of the technology and founder of the Genesis Fluid Solutions, Ltd. From October 2005 to October 2009, he was president, chief executive officer and director of Genesis Fluid Solutions, and founded the predecessor business to Genesis Fluid Solutions in 1994. He has 30 years of experience in liquid technology, which culminated with the Genesis Fluid Solutions Rapid Dewatering System. His experience includes management of lake, marina and other waterway restoration projects. Prior to founding Genesis Fluid Solutions, he worked for Black & Veatch. He was also director and project manager for several, large refinery and environmental projects. As an early developer of excess polymer mud systems, he has expertise in working with carbon dioxide, hydrogen sulfide, anhydrite, and numerous other liquid contaminants. His extensive operations experience includes centrifuge, belt press, linear motion shakers, hydrocyclones, separators, pumping systems, polymer make-up units, programmable logic control systems, polymer injection, flocculation chemistry, coagulation and contaminated sediments. Mr. Hodges collaborates with colleagues worldwide on a variety of liquid and water projects and is a speaker at national and international forums. He has been published in industry journals, including Engineering News Record, Dredging and Port Construction, and International Dredging Review. He has invented a number of dewatering systems and filed several national and international patents. He holds qualifications in attapulgite, bentonitic, and montmorillonite mud systems and is certified in enhanced centrifuge technology. Mr. Hodges created “Mud School,” the only certification process in rapid dewatering technology.
Larry Campbell, Senior Vice President — Field Operations. Mr. Campbell has served as the Senior Vice President–Field Operations of Genesis Fluid Solutions since its inception. He brings 33 years of experience in commercial construction management. Previously, he designed and built high pressure snubbing tools for Kuwaiti oilfield recovery and production plants for agricultural applications. He is certified as a Lead Operations Superintendent for contaminated sediments (including Haz-Mat training), closed loop mud systems, and enhanced belt press procedures. Fluent in all phases of centrifugal, positive displacement, and gear pump operations, he is also a Master Fabricator and Welder.
Mary Losty, Director. Ms. Losty was appointed as a member of our board of directors effective October 30, 2009. She was chosen as a board member due to her proficiency in the development of small businesses, and her experience on Wall Street, which enabled her to represent the new constituency of private placement investors. Since 1998, Ms. Losty has been a general partner and portfolio manager at Cornwall Asset Management, LLC. Prior to that, she worked as a portfolio manager at Duggan & Associates from 1992 to 1997, as an equity research analyst and assistant portfolio manager at M. Kimelman & Co. from 1989 to 1992 and at Morgan Stanley & Company from 1987 to 1988. Since May 2007 she has served on the Board of Directors of Procera Networks (AMEX: PKT), a Silicon Valley bandwidth management company. She is also the Commissioner of the Cambridge, Maryland Planning and Zoning Commission, as well as a member of the Am Board of Directors of the United Nations University for Peace. Ms. Losty has a law degree from Georgetown University.
John Freshman, Director. Mr. Freshman was appointed as a member of our board of directors effective February 22, 2010. The Board of Directors selected Mr. Freshman because of his passion for and expertise in water and water-related issues. Mr. Freshman has been a principal of Troutman Sanders Strategies, a full-service government relations and issue management firm since 2006. Prior to joining Troutman Sanders Strategies, Mr. Freshman served as president of Freshman Kast, Inc., multi-purposed government relations and lobbying firm specializing in environment and natural resources, from 1981 through 2006. Mr. Freshman helped write the original 1972 Clean Water Act, Clean Air Act, and Endangered Species Act. He has contributed to wetlands protection programs and other federal legislative proposals and regulations. As a result, he has been involved in many appropriations legislation for water including navigation, water supply, dams, and flood control. He has also served in senior positions in the Senate Environment and Public Works Committee, the White House, and the Environmental Protection Agency. His first government position was as a staff assistant to Senator Richard Schweiker in 1969. He holds a Political Science degree from Middlebury College.
Robert Stempel, Director. Mr. Stempel was appointed as a member of our board of directors effective March 8, 2010. The Board of Directors chose Mr. Stempel as a result of his executive tenure at General Motors and leadership with the Great Lakes Industries. He began his career at General Motors in 1958, was promoted to President and Chief Operating Officer in 1987, and finally elevated to CEO and Chairman in 1990. From 1995 through 2007, he served as Chief Executive Officer and Chairman of Energy Conversion Devices, where he accomplished exceptional growth in advanced nickel metal hydride batteries and thin film solar panel technology. In addition, since 1992, he has served as the Chairman of Great Lakes Industries, where he coordinated industry engagement in key great lakes water quality, environmental, and policy issues. Mr. Stempel earned an engineering degree from the Worcester Polytechnic Institute and an MBA from Michigan State University. He is a member of the National Academy of Engineering, a Fellow of The Society of Automotive Engineers and the Engineering Society of Detroit, and a Life Fellow of the American Society of Mechanical Engineers.

There are no family relationships among any of our directors and executive officers.
Director or Officer Involvement in Certain Legal Proceedings
Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.
Directors’ and Officers’ Liability Insurance
We have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.
Board Leadership Structure and Role in Risk Oversight
Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Hodges has served as our Chairman since the Merger and as our Interim Chief Executive Officer since March 2010. Prior to the Merger, he served as President, Chief Executive Officer and Chairman of Genesis Fluid Solutions since its inception. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.
Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.
Independent Directors
We believe Mary Losty, John D. Freshman, and Robert Stempel are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 of the Exchange Act.
Committees of the Board of Directors
We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. We intend to appoint directors in the future so that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. Additionally, on October 30, 2009, the board of directors appointed an executive committee, audit committee, compensation committee, nominating committee, and executive committee and adopted charters relative to its audit committee, compensation committee and nominating committee.

Audit Committee
Mary Losty is currently the sole member of the Audit Committee. The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee member possesses an understanding of financial statements and generally accepted accounting principles. We do not currently have an audit committee financial expert. We have yet to identify a suitable candidate to serve as the audit committee financial expert due to our small size and limited reporting history, however, we intend to appoint an audit committee financial expert as soon as it is practical.
Compensation Committee
Mary Losty is currently the sole member of the Compensation Committee. The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans.
Nominating Committee
Mary Losty is currently the sole member of the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of board performance and reviews board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the board. The Nominating Committee considers, among other things, the diversity of potential board member’s backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the board.
Executive Committee
Mary Losty is currently the sole member of the Executive Committee. The Executive Committee has certain duties and powers, including but not limited to assisting the board in fulfilling its obligations relating to its operational oversight of the Company. The Executive Committee also acts as a screening and nominating committee for candidates considered for appointment as our officers.
Compensation Committee Interlocks and Insider Participation
Mary Losty is currently the sole member of the compensation committee.
None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.
Director Compensation
We have not had compensation arrangements in place for members of our Board of Directors and have not finalized any plan to compensate directors in the future for their services as directors. We may develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements may be comprised of a combination of cash and/or equity awards.

Item 11. Executive Compensation.
Summary Compensation Table
The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)

Michael Hodges,	2009	$30,000	—	$279,365	$$71,615	(1)	$380,980
Chairman of the Board of Directors of the Company and Interim Chief Executive Officer	2008	—	—	—	$66,998	(2)	$66,998

Martin Hedley, Former Chief Executive Officer (4)	2009				$15,313		$15,313

Selby Little, Former Chief Financial Officer (5)	2009				$4,916		$4,916

Carol Shobrook	2009	$29,840		$154,906	$79,601	(6)	$264,347
Former Chief Operating Officer (6)	2008				$36,564		$36,564

(1)	Consists of (i) $70,500 that was paid to Mr. Hodges for consulting services performed for Genesis Fluid Solutions; and (ii) $1,115 in life insurance policy premiums that were paid by the Company on behalf of Mr. Hodges.

(2)	Consists of (i) $44,500 that was paid to Mr. Hodges for consulting services performed for Genesis Fluid Solutions; and (ii) $22,498 in miscellaneous expense reimbursement.

(3)	Mr. Hedley was appointed as the Company’s Chief Executive Officer effective December 14, 2009. Effective March 9, 2010, Mr. Hedley is no longer serving as the Company’s Chief Executive Officer and is no longer affiliated with the Company.

(4)	Mr. Little was appointed as the Company’s Chief Financial Officer effective December 15, 2009. Effective February 14, 2010, Mr. Little is no longer serving as the Company’s Chief Financial Officer and is no longer affiliated with the Company.

(5)	Ms. Shobrook was appointed as the Company’s Chief Operating Officer effective November 15, 2009. Effective February 5, 2010, Ms. Shobrook is no longer serving as our Chief Operating Officer and is no longer affiliated with the Company.

(6)	Consists of (i) $50,000 that was paid to Ms. Shobrook for consulting services performed for Genesis Fluid Solutions; and (ii) $29,601 in life insurance policy premiums that were paid by the Company on behalf of Ms. Shobrook.
Employment Agreements and Compensation
The Company has not entered into employment agreements with any of its personnel. Michael Hodges, our Chairman and Interim Chief Executive Officer, earns a salary of $11,000 per month. Mr. Hodges is entitled to receive such additional consideration, including higher salaries, bonuses and/or option grants, as determined by our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End
Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2009.

	Option Award						Stock Award
Equity
									Equity	Inventive
									Incentive	Plan
									Plan	Awards:
								Market	Awards:	Market
								Value	Number	or Payout
			Equity					of	of	Value of
			Incentive				Number	Shares	Unearned	Unearned
			Plan				of	or	Shares,	Shares,
			Awards:				Shares	Units of	Units or	Units or
	Number of	Number of	Number of				or Units	Stock	Other	Other
	Securities	Securities	Securities				of Stock	That	Rights	Rights
	Underlying	Underlying	Underlying				That	Have	That	That
	Unexercised	Unexercised	Unexercised		Option	Option	Have	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned		Exercise	Expiration	Not	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options		Price ($)	Date	Vested	($)	(#)	($)
Michael Hodges			600,000	(1)	$1.00	October 30, 2019
Carol Shobrook			400,000		$0.90	October 30, 2019

(1)	Upon closing of the Merger, Michael Hodges was granted 10-year options to purchase 600,000 shares of our common stock at $1.00 per share, which options vest upon our reaching the following milestones:

Number of Option Shares	Milestone

200,000	Company having pre-tax income of $5 million during the first year following the closing of the Merger

Additional 200,000	Company having pre-tax income of an additional $12 million during the second year following the closing of the Merger

Additional 200,000	Company having pre-tax income of an additional $25 million during the third year following the closing of the Merger
Such amounts and bonuses should be calculated on a cumulative basis. For example, if the Company has $0 pre-tax income in year 1 and $17 million in year 2, then options to purchase 400,000 shares would vest at the end of the second year.
All options described are subject to and have been issued under our 2009 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following tables set forth certain information as of April 15, 2010 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Genesis Fluid Solutions Holdings, Inc., 830 Tender Foot Hill Road #301, Colorado Springs, Colorado 80906. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 15, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

			Percentage
Name of	Number of Shares		Beneficially
Beneficial Owner	Beneficially Owned		Owned (1)

5% Owners:

John Liviakis	1,000,000	(2)	5.6%

Executive Officers and Directors:

Michael Hodges	4,064,920	(3)	22.9%

Larry Campbell	600,000	(4)	3.3%

Mary Losty	1,080,000	(5)	6.1%

John D. Freshman	35,000		*

Robert Stempel	0		0

All executive officers and directors as a group (five persons)	5,779,920	(3)(4)(5)	32. 6%

*	Represents less than one percent.

(1)	Based on 17,751,500 shares of our common stock issued and outstanding as of April 15, 2010.

(2)	Does not include 234,000 shares issued to certain designees of Liviakis Financial Communications, Inc., a company hired by us to provide investor relations and public relations services through May 10, 2011.

(3)	Includes (i) 1,231,120 shares of our common stock that Mr. Hodges has the power to vote pursuant to certain voting agreements with existing stockholders, and (ii) 1,300,000 shares of our common stock that he owns and that are being held in escrow pursuant to the terms of the Merger. Does not include 600,000 shares of our common stock issuable upon exercise of outstanding options that are not exercisable within the next 60 days.

(4)	Consists of 600,000 shares of our common stock issuable upon exercise of currently exercisable options.

(5)	Includes (i) 30,000 shares of our common stock purchased in the Private Placement upon conversion of certain outstanding promissory notes and (ii) 50,000 shares of our common stock underlying warrants issued in the Private Placement.

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2009, securities issued and securities available for future issuance under our Equity Incentive Plan were as follows:
Equity Compensation Plan Information

	Number of securities to be
	issued upon exercise of	Weighted-average exercise	Number of securities remaining
	outstanding options, warrants	price of outstanding	available for future issuance
	and rights	options, warrants and rights	under equity compensation plans
Equity compensation plans approved by security holders	3,222,000	$0.94	1,320,000
Equity compensation plans not approved by security holders

Total	3,222,000	$0.94	1,320,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.
Loans
On November 28, 2008, the Company entered into a loan agreement with Maria Hodges, the wife of the Company’s Chief Executive Officer, Michael Hodges for $9,800. The note bears an annual 4.29 percent interest rate and is due on November 28, 2018. The note does not have any conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal or interest had been paid on the note. During 2009, principal and accrued interest on this note was paid in full.
On September 29, 2008, the Company entered into a loan agreement with Maria Hodges, wife of the Company’s Chief Executive Officer Michael Hodges for $9,000. The note bears an annual 4.29 percent interest rate and is due on September 29, 2019. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal interest had been paid on the note. During 2009, principal and accrued interest on this note was paid in full.
On June 17, 2008, the Company entered into a loan agreement with Jack Speer, who was then a member of the Genesis Ltd. board of directors, for $5,000. The note bears an annual 4.29 percent interest rate and is due on June 17, 2018. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. In September 2008, the Company paid Mr. Speer $2,925 which was recorded as a reduction of the outstanding principal balance.
On May 28, 2008, the Company entered into a loan agreement with Jack Speer, who was then a member of the Genesis Ltd. board of directors, for $1,075. The note had no stated interest rate or maturity date. The note does not have any conversion feature and is unsecured. In September 2008, the Company paid Mr. Speer $1,075 and cancelled the note.
On February 4, 2008, the Company entered into a loan agreement with Greg Rankin, who has provided legal services to the Company, for $5,000. The note had no stated interest rate or maturity date. The note does not have conversion feature and was unsecured. On July 23, 2008, the principal balance plus $600 of accrued and unpaid interest was converted into 1,120 shares of common stock.

On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently, in combination with his separation, was revised to a 15 percent interest rate and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. At December 31, 2008, $37,500, respectively, had been repaid under the note. At December 31, 2009, $12,500 of principal plus accrued interest was due on the note. On September 17, 2009, Michael Whaley, the former chief financial officer of the Company, resigned. As part of his separation agreement and in exchange for mutual releases, the Company is required to deliver the following to Mr. Whaley after completion of the Merger:
(i)	$40,000 in cash,

(ii)	$30,000 shares of common stock of the Company, and

(iii)	payment of all amounts due under his loan agreement.
As of December 31, 2009, all of the amounts due under the separation agreement were outstanding as the separation agreement is in dispute.
On August 9, 2007, the Company entered into a loan agreement with Larry McCurry, who was then a member of the Genesis Ltd. board of directors, for $25,000. The note bears an annual 40 percent interest rate and was due on November 10, 2007. The note does not have conversion feature and was unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, the Company had made payments of $22,500 of which approximately $13,000 had been applied against principal and the remaining amount recognized as interest. During 2009, principal and accrued interest on this note was paid in full.
On January 5, 2009, the Company entered into a loan agreement with Larry McCurry, who was then a member of the Genesis Ltd. board of directors, for $50,000. The note was unsecured, bore 40% interest and was due on February 3, 2009. During 2009, principal and accrued interest on this note was paid in full.
Intellectual Property Assignment
On August 16, 2009, Michael Hodges and Larry Campbell executed an assignment agreement, pursuant to which they assigned to Genesis Fluid Solutions all of the their rights, title and interest in an invention entitled Apparatus and Method for De-Watering of Slurries, as described and/or claimed in US Application No. 11/676,699 and PCT Application No. PCT/GB2007/000544, and all rights of priority in the invention as described and/or claimed in any applications for patents based on the invention.
On September 30, 2009, Michael Hodges and Larry Campbell executed another assignment agreement, pursuant to which they assigned to Genesis Fluid Solutions all of the their rights, title and interest in all patents, whether in the United States or internationally, that they may have in their respective names, that they may have applied for, or that they will apply for, directly or indirectly relating to the business currently conducted and/or to be conducted by the Company.
Release of Cherry Tankers Debt
Pursuant to the terms of a Release dated October 30, 2009, a third party lender forgave loans made to us in the aggregate amount of $42,727 and released us from any claims he may have against us. These loans were made to cover certain expenses incurred by us before the Merger.
Bridge Notes
Mary Losty, a director of the Company, purchased $100,000 in principal amount of 10% secured promissory notes as part of our bridge note financing conducted from May 2009 through October 13, 2009. Pursuant to the terms of the bridge note financing, Ms. Losty converted the aggregate principal amount of her note into units sold in the Private Placement which closed immediately following the Merger at a rate of 1.3 shares of common stock and warrants to purchase 0.5 shares of common stock for each $1.00 of bridge note converted.
Director Independence
Mary Losty, John D. Freshman, and Robert Stempel are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.
Genesis’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.
Salberg & Company, P.A. was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2009. Davis Accounting Group was the independent registered public accounting firm for fiscal year 2008 and the quarterly interim reviews through June 30, 2009.
In its review of non-audit services and its appointment of the independent registered public accounting firms, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by the independent registered public accounting firms were approved by the Audit Committee.
The following table shows the fees for the fiscal years ended December 31, 2008 and 2009.

	Fiscal	First Two Quarters of	Fiscal
	2008	Fiscal 2009	2009
	Davis Accounting	Davis Accounting	Salberg &
	Group	Group	Company, P.A.
Audit Fees (1)	$22,015	$6,000	$69,000
Audit Related Fees (2)	$6,030	$4,500	$4,100
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees — these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:	The response to this portion of Item 15 is contained under Item 8.

(a)(3) Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp. (1)

2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd. (1)

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Form of Subscription Agreement (1)

10.2	Form of Investor Warrant (1)

10.3	Form of Registration Rights Agreement (1)

10.4	Form of Lockup Agreement (1)

10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG (1)

10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities (1)

10.7	Form of Placement Agent Warrant (1)

10.8	Form of Directors and Officers Indemnification Agreement (1)(5)

10.9	Genesis Fluid Solutions Holdings, Inc. 2009 Equity Incentive Plan (1)(6)

10.10	Form of 2009 Incentive Stock Option Agreement (1)(6)

10.11	Form of 2009 Non-Qualified Stock Option Agreement (1)(6)

10.12
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dates as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and Cherry Tankers Holdings, Inc. (1)

10.13	Stock Purchase Agreement, dated as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and the shareholders listed therein (1)

10.14	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc. (1)

10.15	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc. (1)

10.16	Assignment of Patents Agreement, dated as of August 16, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd. (1)(5)

10.17	Assignment of Patents Agreement, dated as of September 30, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd. (1)(5)

10.18	Form of Voting Agreement between Michael Hodges and the stockholders signatory thereto (1)

10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent (1)

10.20	Consulting Agreement dated December 14, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Sharp Resources, Inc. (2)(5)

10.21	Consulting Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and SFL3 LLC (3)(5)

10.22	Director and Officer Indemnification Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Selby F. Little, III (3)

Exhibit No.	Description

10.23	Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated November 10, 2009

10.24	Amendment to Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated March 23, 2010

16.1	Letter from Davis Accounting Group P.C. (4)

21	List of Subsidiaries (1)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 5, 2009, as amended on November 16, 2009 and December 14, 2009.

(2)	Incorporated herein by reference to the copy of such document included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2009.

(3)	Incorporated herein by reference to the copy of such documents included as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2009.

(4)	Incorporated herein by reference to the copy of such documents included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010.

(5)	Management Contract.

(6)	Management Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS FLUID SOLUTIONS HOLDINGS, INC.
Date: April 15, 2010	By:	/s/ Michael Hodges
Michael Hodges
Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael Hodges Michael Hodges	Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	April 15, 2010

/s/ Mary Losty	Director	April 15, 2010
Mary Losty

/s/ John D. Freshman	Director	April 15, 2010
John D. Freshman

/s/ Robert Stempel	Director	April 15, 2010
Robert Stempel

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp. (1)

2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Form of Subscription Agreement (1)

10.2	Form of Investor Warrant (1)

10.3	Form of Registration Rights Agreement (1)

10.4	Form of Lockup Agreement (1)

10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG (1)

10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities (1)

10.7	Form of Placement Agent Warrant (1)

10.8	Form of Directors and Officers Indemnification Agreement (1)(5)

10.9	Genesis Fluid Solutions Holdings, Inc. 2009 Equity Incentive Plan (1)(6)

10.10	Form of 2009 Incentive Stock Option Agreement (1)(6)

10.11	Form of 2009 Non-Qualified Stock Option Agreement (1)(6)

10.12
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dates as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and Cherry Tankers Holdings, Inc. (1)

10.13	Stock Purchase Agreement, dated as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and the shareholders listed therein (1)

10.14	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc. (1)

10.15	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc. (1)

10.16	Assignment of Patents Agreement, dated as of August 16, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd. (1)(5)

10.17	Assignment of Patents Agreement, dated as of September 30, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd. (1)(5)

10.18	Form of Voting Agreement between Michael Hodges and the stockholders signatory thereto (1)(5)

10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent (1)

Exhibit No.	Description

10.20	Consulting Agreement dated December 14, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Sharp Resources, Inc. (2)(5)

10.21	Consulting Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and SFL3 LLC (3)(5)

10.22	Director and Officer Indemnification Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Selby F. Little, III (3)(5)

10.23	Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated November 10, 2009

10.24	Amendment to Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated March 23, 2010

16.1	Letter from Davis Accounting Group P.C. (4)

21	List of Subsidiaries (1)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 5, 2009, as amended on November 16, 2009 and December 14, 2009.

(2)	Incorporated herein by reference to the copy of such document included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2009.

(3)	Incorporated herein by reference to the copy of such documents included as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2009.

(4)	Incorporated herein by reference to the copy of such documents included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010.

(5)	Management Contract.

(6)	Management Compensatory Plan.