Form 10-Q
period 2010-03-31
Genesis Fluid Solutions Holdings, Inc.
filed 2010-05-21
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 333-148346
Genesis Fluid Solutions Holdings, Inc.
(Exact Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0531496 (I.R.S. Employer Identification No.)
830 Tender Foot Hill Road #301, Colorado Springs, CO 80906
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: (719) 332-7447
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 20, 2010 the issuer had 17,751,500 outstanding shares of Common Stock.

PART I
ITEM 1. FINANCIAL STATEMENTS.

Genesis Fluid Solutions Holdings, Inc. and Subsidiary Index to Condensed Consolidated Financial Statements

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,132,423	$4,873,912
Costs in excess of billings on uncompleted contracts	132,655	59,506
Prepaid expenses and other current assets	177,773	185,273

Total current assets	4,442,851	5,118,691

Property and equipment, net	738,579	719,469

Total assets	$5,181,430	$5,838,160

Liabilities and Stockholders’ Equity

Current liabilities:
Warrant derivative liability	$1,266,858	$804,718
Accrued expenses	431,302	476,800
Accounts payable	234,855	82,206
Billings in excess of costs on uncompleted contracts	200,109	201,219
Equipment payable	84,795	84,795
Loan payable	68,076	68,076
Settlement due to vendor	59,267	84,667
Obligations under capital leases	37,561	59,216
Note payable	12,500	10,000
Notes payable — related parties	—	14,575

Total current liabilities	2,395,323	1,886,272

Commitments and contingencies — See Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,751,500 and 17,668,500 issued and outstanding, respectively	17,752	17,669
Additional paid-in capital	10,207,014	10,152,118
Accumulated deficit	(7,438,659)	(6,217,899)

Total stockholders’ equity	2,786,107	3,951,888

Total liabilities and stockholders’ equity	$5,181,430	$5,838,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009

Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative	688,526	209,025

Total operating expenses	688,526	209,025

Operating loss	(688,526)	(209,025)

Other income (expense):
Interest income	4,344	—
Change in warrant derivative liability	(462,140)	—
Liquidated damages expense	(68,250)	—
Interest expense	(5,388)	(141,534)

Total other income (expense), net	(531,434)	(141,534)

Loss before income taxes	(1,219,960)	(350,559)

Income tax expense	(800)	—

Net loss	(1,220,760)	(350,559)

Other comprehensive income:
Gain on foreign currency translation, net of income tax of $0	—	1,440

Total other comprehensive income, net of income taxes	—	1,440

Comprehensive loss	$(1,220,760)	$(349,119)

Net loss per share — basic and diluted	$(0.07)	$(0.04)

Weighted average number of common shares — basic and diluted	17,679,567	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	17,668,500	$17,669	$10,152,118	$(6,217,899)	$3,951,888

Common shares issued to consultant per settlement	83,000	83	41,417	—	41,500

Stock option expense	—	—	13,479	—	13,479

Net loss	—	—	—	(1,220,760)	(1,220,760)

Balance, March 31, 2010	17,751,500	$17,752	$10,207,014	$(7,438,659)	$2,786,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,220,760)	$(350,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant derivative liability	462,140	—
Stock-based compensation	54,979	—
Depreciation of property and equipment	26,950	31,984
Amortization of patents	—	1,103
Stock-based loan fees	—	33
Changes in operating assets and liabilities:
Increase in inventories	—	(236)
Increase in costs in excess of billings on uncompleted contracts	(73,149)	—
Decrease in prepaid expenses and other current assets	7,500	60,468
Decrease in other assets	—	1,001
Decrease in accrued expenses	(45,498)	(6,877)
Increase in accounts payable	152,649	99,472
Decrease in billings in excess of costs on uncompleted contracts	(1,110)	—
Decrease in settlement due to vendor	(25,400)	—

Net cash used in operating activities	(661,699)	(163,611)

Cash flows from investing activities:
Purchases of property and equipment	(46,060)	—
Patent costs	—	(8,572)

Net cash used in investing activities	(46,060)	(8,572)

Cash flows from financing activities:
Capital contributions received	—	240,000
Principal payments on notes payable	(10,000)	(42,088)
Principal payments on secured note payable	—	(50,003)
Proceeds from notes payable — related parties	—	118,000
Principal payments on notes payable — related parties	(2,075)	(25,000)
Principal payments on capital leases	(21,655)	(14,755)

Net cash (used in) provided by financing activities	(33,730)	226,154

Effect of exchange rate changes on cash	—	1,440

Net (decrease) increase in cash and cash equivalents	(741,489)	55,411

Cash and cash equivalents at beginning of period	4,873,912	9,076

Cash and cash equivalents at end of period	$4,132,423	$64,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Supplemental disclosure of cash flow information:
Interest paid	$4,174	$34,361

Income taxes paid	$800	$—

Non-cash investing and financing activities:
Reclassification of note payable — related party to note payable	$12,500	$—

Conversion of convertible notes payable to common stock	$—	$30,754

Conversion of accrued interest payable to common stock	$—	$10,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
Note 1. Nature of Operations and Basis of Presentation
Overview
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
At the closing of the Merger, each share of Genesis Ltd. common stock that was issued and outstanding immediately prior to the closing of the Merger was exchanged for ten shares of Holdings’ common stock. This transaction was treated as a recapitalization of Genesis Ltd. with 1,160,000 common shares deemed issued to the pre-merger stockholders of Holdings. Subsequent to the merger, but prior to the same day closing of the first traunche of a private placement of common stock and warrants, the stockholders of Genesis Ltd. had approximately 89% voting control of the Company. The accounting effects of the recapitalization are reflected retroactively for all periods presented in the accompanying unaudited condensed consolidated financial statements and footnotes.
Basis of Presentation
The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2010 and 2009 and our financial position as of March 31, 2010 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim condensed consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on April 15, 2010. The December 31, 2009 balance sheet is derived from those statements.
All references to outstanding shares, options, warrants and per share information have been adjusted to give effect to the recapitalization effective October 30, 2009.
Note 2. Significant Accounting Policies
Use of Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary Genesis Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010.
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
Options to purchase 3,222,000 common shares and warrants to purchase 3,520,000 common shares were outstanding during the three months ended and at March 31, 2010, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.
Reclassifications
Certain amounts in the accompanying 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.
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
Recently Issued Accounting Standards
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.
Note 3. Going Concern
As reflected in the accompanying condensed consolidated financial statements for the three months ended March 31, 2010, the Company had a net loss of $1,220,760 and cash used in operations of $661,699. At March 31, 2010, the Company had an accumulated deficit of $7,438,659. In addition, the Company has had no revenue generating activities in 2010 and is transitioning to a new business model. These matters raise substantial doubt about the Company’s ability to continue as a going concern. At March 31, 2010, the Company had working capital of $2,047,528, which includes a warrant derivative liability of $1,266,858. Management plans to utilize its working capital to implement its business plan. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.
Note 4. Costs In Excess of Billings (Billings in Excess of Costs) On Uncompleted Contracts
Costs in excess of billings on uncompleted contracts (calculated on an individual contract basis) represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts.
At March 31, 2010 and December 31, 2009, costs in excess of billings on uncompleted contracts consisted of the following:

	March 31, 2010	December 31, 2009
Costs on uncompleted contracts	$149,745	$76,596
Less: Billings and/or cash receipts on uncompleted contracts	(17,090)	(17,090)

Costs in excess of billings on uncompleted contracts	$132,655	$59,506

Billings in excess of costs on uncompleted contracts (calculated on an individual contract basis) represents billings and/or cash received that exceed accumulated contract costs on uncompleted contracts.
At March 31, 2010 and December 31, 2009, billings in excess of costs on uncompleted contracts consisted of the following:

	March 31, 2010	December 31, 2009
Billings and/or cash receipts on uncompleted contracts	$215,000	$215,000
Less: Costs on uncompleted contracts	(14,891)	(13,781)

Billings in excess of costs on uncompleted contracts	$200,109	$201,219

Note 5. Accrued Expenses
Accrued expenses consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Payroll and related benefits	$235,906	$288,945
Separation agreement	70,000	70,000
Accrued interest	11,833	12,180
Other	113,563	105,675

Total	$431,302	$476,800

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
The Company has accrued payroll and estimated related taxes, including estimated penalties and interest, to various taxing authorities, including the Internal Revenue Service, that pertain to various years of service. At March 31, 2010 and December 31, 2009, estimated penalties and interest in the amounts of $63,709 were included in payroll and related benefits in the above table.
Note 6. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2010:

	Total Carrying
	Value at	Fair Value Measurements at March 31, 2010
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$1,266,858	$—	$—	$1,266,858

The following is a summary of activity of Level 3 liabilities for the three months ended March 31, 2010:

Balance at December 31, 2009	$804,718
Change in fair value	462,140

Balance at March 31, 2010	$1,266,858

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying consolidated statements of operations.
The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at March 31, 2010:

Assumptions	March 31, 2010
Expected term (years)	1.6 – 2.8
Expected volatility	176.1%
Risk-free interest rate	1.02% – 1.60%
Dividend yield	0.00%

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
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
There were no changes in the valuation techniques during the three months ended March 31, 2010.
Note 7. Notes Payable
Notes payable consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Notes payable	$12,500	$10,000
Less: Current maturities	(12,500)	(10,000)

Amount due after one year	$—	$—

Activities pertaining to notes payable for the three months ended March 31, 2010, were as follows:

For the
Three Months
March 31, 2010
Beginning balance	$10,000
Principal payments	(10,000)
Reclassification from notes payable — related parties	12,500

Ending balance	$12,500

The weighted average interest rate for notes payable outstanding as of March 31, 2010 was 15%.
Note 8. Notes Payable — Related Party
Notes payable — related party consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Notes payable — related parties	$—	$14,575
Less: Current maturities	—	(14,575)

Amount due after one year	$—	$—

Activities pertaining to notes payable — related parties for the three months ended March 31, 2010, were as follows (See also Note 12):

For the
Three Months
March 31, 2010
Beginning balance	$14,575
Principal payments	(2,075)
Reclassification to note payable	(12,500)

Ending balance	$—

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
Note 9. Commitments and Contingencies
Settlement Due to Vendor
On May 27, 2008, Eagle North America, Inc. (“Eagle”), which provided certain equipment and consulting services to the Company, filed suit against the Company and Michael Hodges, Chief Executive Officer and Director, for monies owed pursuant to an equipment lease agreement between Eagle and the Company. Eagle claimed damages of $152,103. The Company made counter claims against Eagle for breach of certain representations and warranties, alleged damages related to the performance and operation of certain leased equipment and losses incurred as a result of its inadequate operation and maintenance of approximately $280,000. The Company and Eagle entered mediation in November 2008. On June 26, 2009, the parties entered into a settlement agreement pursuant to which Eagle dismissed its claims against the Company, and the Company dismissed its claims against Eagle. Pursuant to the settlement agreement, the Company is required to pay Eagle the aggregate sum of $152,000, payable as follows: (i) $25,000 within thirty days of the settlement, and (ii) thereafter 15 equal installments of $8,467 commencing August 26, 2009. As of March 31, 2010, the remaining balance due under the settlement due to vendor was $59,267, all of which is current in nature.
Registration Rights
As part of a private placement, we have agreed to file a “resale” registration statement with the SEC covering all shares of our common stock included within the Units sold in the Offering and underlying any warrants as well as the shares underlying the Placement Agent warrants, on or before the date which is 90 days after the final closing date of the Private Placement or the termination date, whichever occurs later (the “Filing Deadline”). We will maintain the effectiveness of the “resale” registration statement from the effective date through and until twelve (12) months after the final closing date, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use commercially reasonable efforts to have the “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 180 days after the final closing date of the Private Placement or the termination date, whichever occurs later (the “Effectiveness Deadline”). In addition, if the registration statement is not effective, then the investors in the Offering are permitted to “piggy-back” onto other registration statements that are filed by the Company, with certain exceptions. One of these exceptions is in connection with a registration statement filed to register the sale of certain shares held in escrow in connection with the Merger. We are obligated to pay to investors in the Offering a fee of 1% per month of the investors’ investment, payable in cash for each month: (i) in excess of the Filing Deadline that the registration statement has not been filed; and, (ii) in excess of the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415,” provided the Company registers at that time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC. The maximum potential penalty under the registration rights agreement is 10%, which amounts to $682,500. On March 29, 2010, the Company defaulted on the Filing Deadline of the Registration Rights Agreement as the Company had not yet filed a registration statement covering the securities issued in the private placement. Accordingly, the Company accrued liquidated damages of 1% in accordance with the Private Placement. On April 15, 2010, the registration statement was filed with the SEC thereby eliminating any future potential liquidated damages pertaining to the Filing Deadline.
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2010, other than what is described in this section, “Legal Matters”, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.
In September 2006, the Company entered into a five-year exclusive license agreement with an entity located in the Netherlands (the “Entity”) to complete projects and develop the revenues and marketing presence of the Company in the Netherlands, France, and Germany. Though never consummated, it was the intent of the parties to enter into a joint venture. The parties completed one project, which has become the subject of a dispute. Each party has alleged certain damages and defenses as a result of the project. However, the parties are working together to resolve the matter. In order to conduct the project completed with the Entity, the Company relocated certain RDS equipment from the United States to the Netherlands. The RDS equipment transferred is currently under the control of the Entity, and is part of the dispute between the parties described above. As of March 31, 2010, no formal legal claim had been filed with any jurisdiction by either party.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
The former chief financial officer of the Company has claimed breach of his separation agreement. The Company has made certain counterclaims. As of March 31, 2010, no formal legal claim had been filed with any jurisdiction by either party (See Note 12).
On February 15, 2010, the Company entered into an agreement with a vendor for the vendor to perform marketing services. On March 2, 2010, the Company terminated its agreement with the vendor. On March 23, 2010, the vendor filed suit for breach of contract claiming amounts owed of approximately $41,000. The Company disputes this claim and intends to rigorously defend its position.
Note 10. Stockholders’ Equity
Common Stock
As the Company’s stock is very thinly traded and the public float is less than 10% of the total shares outstanding, management does not deem the market price per share to be representative of the fair value of the Company’s common stock. Thus, for the purpose of valuing and recording equity transactions during the three months ended March 31, 2010, the Company continued to utilize a stock price of $0.50 per share obtained from an independent certified valuation report of the value of its common stock as of October 30, 2009.
On March 19, 2010, the Company entered into a settlement agreement with an individual that had been engaged May 11, 2009 to perform financial advisory services for the Company. As a result of the settlement, the Company issued 83,000 shares of the Company’s common stock having a fair value of $41,500.
Common Stock Warrants
A summary of the Company’s warrant activity during the three months ended March 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2009	3,520,000	$1.98
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Balance Outstanding, March 31,2010	3,520,000	$1.98	2.6	$6,768,625

Exercisable, March 31, 2010	3,520,000	$1.98	2.6	$6,768,625

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
Stock Incentive Plan and Stock Option Grants to Employees and Directors
A summary of the Company’s stock option activity during the three months ended March 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2009	3,222,000	$0.94
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Balance Outstanding, March 31,2010	3,222,000	$0.94	9.6	$9,536,700

Exercisable, March 31, 2010	1,852,000	$0.90	9.6	$5,556,000

The Company expects all non-contingent outstanding employee stock options to eventually vest.
As of March 31, 2010, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $283,858, of which $4,493 is expected to be recognized over a weighted-average period of 0.1 years and $279,365 shall be recognized upon the satisfaction of a contingency.
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
Note 11. Concentrations
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited in the local currency in two financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of March 31, 2010 and December 31, 2009, there was $3,864,116 and $4,508,514, respectively, in excess of insurable limits.
Note 12. Related Party Transactions
On June 17, 2008, the Company entered into a loan agreement with Jack Speer, who was then a member of the Genesis Ltd. board of directors, for $5,000. The note bore 4.29% interest and was due on June 17, 2018. The note was unsecured, not convertible and required accrued and unpaid interest to be paid at the termination of the loan. In September 2008, the Company paid Mr. Speer $2,925 which was recorded as a reduction of the outstanding principal balance. In January 2010, principal and accrued interest on this note was paid in full.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently, in combination with his separation, was revised to a 15 percent interest rate and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. During 2008, $37,500 had been repaid under the note. At March 31, 2010 and December 31, 2009, $12,500 of principal plus accrued interest was due on the note. As Mr. Whaley is no longer a related party, this loan has been reclassified to notes payable on the accompanying condensed consolidated balance sheet as of March 31, 2010. On September 17, 2009, Michael Whaley, the former chief financial officer of the Company, resigned. As part of his separation agreement and in exchange for mutual releases, the Company is required to deliver the following to Mr. Whaley after completion of the Merger: (i) $40,000 in cash, (ii) 30,000 shares of common stock of the Company, and (iii) payment of all amounts due under his loan agreement. As of March 31, 2010, all of the amounts due under the separation agreement were outstanding as the separation agreement is in dispute (See Note 9).
Note 13. Subsequent Events
On April 15, 2010, the Company cured a default regarding the registration rights agreement when the Company filed a registration statement covering the securities issued in the private placement.
In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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
Domestically, we have secured two contracts under which we will perform the work directly. These waterway dredging projects are due to begin in 2010. Our performance under such contracts is presently not anticipated to commence until September 2010 and October 2010, respectively, as the projects are currently completing permitting requirements.
Results of Operations
Our revenues are derived from professional services contracts to dewater dredged material, including fine-grained sediment, for lake and waterway restoration.
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Revenues
The Company recognized no revenue for the three months ended March 31, 2010 and 2009. This is primarily due to the effects of accounting for revenues under the completed contract method whereby the company defers revenue until completion of the respective project. In addition, the two projects we currently have contracts for were delayed. The development of our business was further hindered by a general lack of private and public financing for the dewatering projects to which we market and sell our services.

Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $688,526 for the three months ended March 31, 2010 as compared to $209,025 for the three months ended March 31, 2009, an increase of 229%. Utilizing the proceeds received from financing activities (see below), we began implementing our business plan and thus, our selling, general and administrative expenses increased accordingly. Our selling, general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, research and development, marketing costs, patent costs, stock-based compensation, insurance, equipment maintenance, depreciation expense, and other general operating costs.
We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our selling, general and administrative expenses are likely to increase significantly in future reporting periods.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2010 was ($531,434) compared to ($141,534) for the three months ended March 31, 2009, an increase of 276%. The increase was primarily attributable to the change in the warrant derivative liability of $462,140.
Net Loss
Net loss for the three months ended March 31, 2010 was $1,220,760 compared to a net loss of $350,559 for the three months ended March 31, 2009. The increased loss was attributable to an increase in selling, general and administrative expenses and the warrant derivative liability.
Liquidity and Capital Resources
Net cash used in operations during the three months ended March 31, 2010 totaled $661,699 and resulted primarily from expanding our business to accommodate anticipated sales.
Net cash used in investing activities during the three months ended March 31, 2010 totaled $46,060 and resulted from the purchase of property and equipment.
Net cash used in financing activities during the three months ended March 31, 2010 totaled $33,730 and resulted primarily from payments on capital leases and a debt repayment.
At March 31, 2010, we had working capital of $2,047,528, including $4,132,423 in cash and cash equivalents. We had no revenue generating activities in the three months ended March 31, 2010 and are transitioning to a new business model. We anticipate revenue generating activities will ramp up in September 2010 as we begin to provide services under waterway dredging contracts. Our cash used in operating activities during the three months ended March 31, 2010 totaled $661,699. Our unaudited consolidated financial statements were prepared assuming that we would continue as a going concern based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses and negative cash flows from operating activities. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Historically, we have financed our working capital and capital expenditure requirements primarily from notes payable and the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a Private Placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through March 2011. We do not have any lines of credit or borrowing facilities to meet our cash needs. As a result, we may not be able to continue as a going concern, without further financing, following March 2011. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.
Related Party Transactions
No related party transactions had a material impact on our operating results for the three months ended March 31, 2010. See Notes 8 and 12 to our consolidated financial statements.
New Accounting Pronouncements
See Note 2 to our unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.
Off-Balance Sheet Arrangements
Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
N/A
ITEM 4T. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS.
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
As of May 20, 2010, the Company has on a timely basis made all payments to date required by the settlement agreement.
In September 2006, the Company’s predecessor may have entered into a five year exclusive license agreement with an entity located in the Netherlands (the “Entity”) to complete projects and develop the revenues and marketing presence of the Company in the Netherlands, France, and Germany. Each party has alleged certain damages and defenses as a result of the project. However, the amounts or responsibilities of either party for damages are not capable of being ascertained. As of March 31, 2010, no formal legal claim had been filed with any jurisdiction by either party.
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
ITEM 1A. RISK FACTORS.
N/A
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 19, 2010, we issued 83,000 shares of our common stock to an individual who had provided certain consulting services to the Company. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. RESERVED.
ITEM 5. OTHER INFORMATION.
None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS FLUID SOLUTIONS HOLDINGS, INC.
Date: May 21, 2010	By:	/s/ Michael Hodges
Michael Hodges
Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)