Form 10-Q
period 2010-06-30
Genesis Fluid Solutions Holdings, Inc.
filed 2010-08-06
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 333-148346
Genesis Fluid Solutions Holdings, Inc.
(Exact Name of small business issuer as specified in its charter)

Delaware	98-0531496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
830 Tender Foot Hill Road #301, Colorado Springs, CO 80906
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: (719) 210-6646
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010 the issuer had 17,751,500 outstanding shares of Common Stock.

PART I
ITEM 1. FINANCIAL STATEMENTS
Genesis Fluid Solutions Holdings, Inc. and Subsidiary Index to Condensed Consolidated Financial Statements

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,685,528	$4,873,912
Accounts receivable	129,089	—
Costs in excess of billings on uncompleted contracts	26,377	59,506
Prepaid expenses and other current assets	26,153	185,273

Total current assets	3,867,147	5,118,691

Property and equipment, net	699,180	719,469
Other assets	350	—

Total assets	$4,566,677	$5,838,160

Liabilities and Stockholders’ Equity

Current liabilities:
Warrant derivative liability	$843,791	$804,718
Accrued expenses	418,043	476,800
Billings in excess of costs on uncompleted contracts	200,109	201,219
Accounts payable	157,600	82,206
Equipment payable	84,795	84,795
Loan payable	68,076	68,076
Settlement due to vendor	33,867	84,667
Obligations under capital leases	15,249	59,216
Note payable	12,500	—
Notes payable — related parties	—	14,575
Convertible notes payable	—	10,000

Total current liabilities	1,834,030	1,886,272

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,751,500 and 17,668,500 issued and outstanding, respectively	17,752	17,669
Additional paid-in capital	10,219,974	10,152,118
Accumulated deficit	(7,505,079)	(6,217,899)

Total stockholders’ equity	2,732,647	3,951,888

Total liabilities and stockholders’ equity	$4,566,677	$5,838,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$129,089	$—	$129,089	$—
Cost of revenues	129,089	—	129,089	—

Gross profit (See Note 4)	—	—	—	—

Operating expenses:
Selling, general and administrative	420,165	506,802	1,108,691	715,827

Total operating expenses	420,165	506,802	1,108,691	715,827

Operating loss	(420,165)	(506,802)	(1,108,691)	(715,827)

Other income (expense):
Interest income	3,783	—	8,127	—
Change in warrant derivative liability	423,067	—	(39,073)	—
Liquidated damages expense	(68,250)	—	(136,500)	—
Loss on disposals of property and equipment	(65)	—	(65)	—
Interest expense	(4,790)	(123,349)	(10,178)	(264,883)

Total other income (expense), net	353,745	(123,349)	(177,689)	(264,883)

Loss before income taxes	(66,420)	(630,151)	(1,286,380)	(980,710)

Income tax expense	—	—	(800)	—

Net loss	(66,420)	(630,151)	(1,287,180)	(980,710)

Other comprehensive income:
Gain on foreign currency translation, net of income tax of $0	—	(2,783)	—	(1,343)

Total other comprehensive income, net of income taxes	—	(2,783)	—	(1,343)

Comprehensive loss	$(66,420)	$(632,934)	$(1,287,180)	$(982,053)

Net loss per share — basic and dilulted	$(0.00)	$(0.06)	$(0.07)	$(0.09)

Weighted average number of common shares — basic and diluted	17,751,500	11,419,780	17,715,732	10,713,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	17,668,500	$17,669	$10,152,118	$(6,217,899)	$3,951,888

Common shares issued to consultant per settlement	83,000	83	41,417	—	41,500

Stock option expense	—	—	17,972	—	17,972

Liability paid by officer on behalf of Company	—	—	8,467	—	8,467

Net loss	—	—	—	(1,287,180)	(1,287,180)

Balance, June 30, 2010	17,751,500	$17,752	$10,219,974	$(7,505,079)	$2,732,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(1,287,180)	$(980,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	59,472	—
Depreciation of property and equipment	44,642	63,970
Change in warrant derivative liability	39,073	—
Loss on disposal of property and equipment	65	—
Amortization of patents	—	2,207
Stock-based loan fees	—	33
Changes in operating assets and liabilities:
Increase in accounts receivable	(129,089)	—
Increase in inventories	—	(12,061)
Decrease in costs in excess of billings on uncompleted contracts	33,129	—
Decrease in prepaid expenses and other current assets	159,120	60,468
(Increase) decrease in other assets	(350)	2,001
Increase in accounts payable	75,394	73,471
(Decrease) increase in accrued expenses	(58,757)	241,933
Decrease in billings in excess of costs on uncompleted contracts	(1,110)	—
Decrease in settlement due to vendor	(42,333)	—

Net cash used in operating activities	(1,107,924)	(548,688)

Cash flows from investing activities:
Purchases of property and equipment	(66,333)	—
Proceeds from sale of property and equipment	41,915	—
Patent costs	—	(9,259)

Net cash used in investing activities	(24,418)	(9,259)

Cash flows from financing activities:
Capital contributions received	—	507,841
Principal payments on notes payable	(10,000)	(116,720)
Principal payments on secured note payable	—	(100,006)
Proceeds from notes payable — related parties	—	141,000
Proceeds from convertible notes payable	—	600,000
Principal payments on notes payable — related parties	(2,075)	(121,000)
Principal payments on capital leases	(43,967)	(27,502)

Net cash (used in) provided by financing activities	(56,042)	883,613

Effect of exchange rate changes on cash	—	(1,343)

Net (decrease) increase in cash and cash equivalents	(1,188,384)	324,323

Cash and cash equivalents at beginning of period	4,873,912	9,076

Cash and cash equivalents at end of period	$3,685,528	$333,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
Supplemental disclosure of cash flow information:
Interest paid	$7,519	$106,376

Income taxes paid	$800	$—

Non-cash investing and financing activities:
Reclassification of note payable — related party to note payable	$12,500	$—

Liability paid by officer on behalf of Company	$8,467	$—

Conversion of convertible notes payable to common stock	$—	$642,878

Conversion of accrued interest payable to notes payable	$—	$131,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
Basis of Presentation
The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended June 30, 2010 and 2009, our cash flows for the six months ended June 30, 2010 and 2009, and our financial position as of June 30, 2010 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
Note 2. Significant Accounting Policies
Use of Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the valuation of accounts receivable and allowance for doubtful accounts, estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary Genesis Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2010.
Fair Value Measurements
The Company has adopted the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of ASC Topic 820.
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
Options to purchase 3,222,000 common shares and warrants to purchase 3,520,000 common shares were outstanding during the three and six months ended and at June 30, 2010, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.   These options and warrants may dilute future earnings per share.
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
JUNE 30, 2010
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
In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”. This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.
Note 3. Going Concern
As reflected in the accompanying condensed consolidated financial statements for the six months ended June 30, 2010, the Company had a net loss of $1,287,180 and cash used in operations of $1,107,924. At June 30, 2010, the Company had an accumulated deficit of $7,505,079. In addition, the Company has had limited revenue generating activities in 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2010, the Company had working capital of $2,033,117, which includes a warrant derivative liability of $843,791. Management plans to utilize its working capital to implement its business plan. The Company is also exploring opportunities to increase its revenues, including the licensing of its technology and/or the acquisitions of companies in the environmental business. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.
Note 4. Costs In Excess of Billings (Billings in Excess of Costs) On Uncompleted Contracts
Costs in excess of billings on uncompleted contracts (calculated on an individual contract basis) represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts.
At June 30, 2010 and December 31, 2009, costs in excess of billings on uncompleted contracts consisted of the following:

	June 30, 2010	December 31, 2009
Costs on uncompleted contracts	$43,467	$76,596
Less: Billings and/or cash receipts on uncompleted contracts	(17,090)	(17,090)

Costs in excess of billings on uncompleted contracts	$26,377	$59,506

Billings in excess of costs on uncompleted contracts (calculated on an individual contract basis) represents billings and/or cash received that exceed accumulated contract costs on uncompleted contracts.
At June 30, 2010 and December 31, 2009, billings in excess of costs on uncompleted contracts consisted of the following:

	June 30, 2010	December 31, 2009
Billings and/or cash receipts on uncompleted contracts	$215,000	$215,000
Less: Costs on uncompleted contracts	(14,891)	(13,781)

Billings in excess of costs on uncompleted contracts	$200,109	$201,219

During June 2010, one of the contracts the Company had been working on was canceled at the customer’s request. Since the Company had not yet mobilized to the project site, under the terms of the contract, the Company could invoice and the customer would pay only the Company’s out-of-pocket costs through the date of cancellation. Accordingly, the Company recognized $129,089 of revenue and $129,089 of cost of revenues during the three and six months ended June 30, 2010.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Note 5. Accrued Expenses
Accrued expenses consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Payroll and related benefits	$196,355	$288,945
Separation agreement	70,000	70,000
Accrued interest	14,838	12,180
Other	136,850	105,675

Total	$418,043	$476,800

The Company has accrued payroll and estimated related taxes, including estimated penalties and interest, to various taxing authorities, including the Internal Revenue Service, that pertain to various years of service. At June 30, 2010 and December 31, 2009, estimated penalties and interest in the amounts of $63,709 were included in payroll and related benefits in the above table.
Note 6. Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2010:

	Total Carrying
	Value at	Fair Value Measurements at June 30, 2010
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$843,791	$—	$—	$843,791

The following is a summary of activity of Level 3 liabilities for the six months ended June 30, 2010:

Balance at December 31, 2009	$804,718
Change in fair value	39,073

Balance at June 30, 2010	$843,791

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying condensed consolidated statements of operations.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at June 30, 2010:

Assumptions	June 30, 2010
Expected term (years)	1.3 – 2.5
Expected volatility	135.9%
Risk-free interest rate	0.32% – 0.61%
Dividend yield	0.00%
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
There were no changes in the valuation techniques during the three months ended June 30, 2010.
Note 7. Notes Payable
Notes payable consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Notes payable	$12,500	$—
Convertible notes payable	—	10,000

Totals	12,500	10,000
Less: Current maturities	(12,500)	(10,000)

Amount due after one year	$—	$—

Activities pertaining to notes payable for the six months ended June 30, 2010, were as follows:

For the
Six Months
June 30, 2010
Beginning balance — convertible notes payable	$10,000
Principal payments	(10,000)
Reclassification from notes payable — related parties	12,500

Ending balance — notes payable	$12,500

The weighted average interest rate for notes payable outstanding as of June 30, 2010 was 15%.
Note 8. Notes Payable — Related Party
Notes payable — related party consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Notes payable — related parties	$—	$14,575
Less: Current maturities	—	(14,575)

Amount due after one year	$—	$—

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Activities pertaining to notes payable — related parties for the six months ended June 30, 2010, were as follows (See also Note 12):

For the
Six Months
June 30, 2010
Beginning balance	$14,575
Principal payments	(2,075)
Reclassification to note payable	(12,500)

Ending balance	$—

Note 9. Commitments and Contingencies
Settlement Due to Vendor
On May 27, 2008, Eagle North America, Inc. (“Eagle”), which provided certain equipment and consulting services to the Company, filed suit against the Company and Michael Hodges, Chief Executive Officer and Director, for monies owed pursuant to an equipment lease agreement between Eagle and the Company. Eagle claimed damages of $152,103. The Company made counter claims against Eagle for breach of certain representations and warranties, alleged damages related to the performance and operation of certain leased equipment and losses incurred as a result of its inadequate operation and maintenance of approximately $280,000. The Company and Eagle entered mediation in November 2008. On June 26, 2009, the parties entered into a settlement agreement pursuant to which Eagle dismissed its claims against the Company, and the Company dismissed its claims against Eagle. Pursuant to the settlement agreement, the Company is required to pay Eagle the aggregate sum of $152,000, payable as follows: (i) $25,000 within thirty days of the settlement, and (ii) thereafter 15 equal installments of $8,467 commencing August 26, 2009. As of June 30, 2010, the remaining balance due under the settlement due to vendor was $33,867. Eagle is currently disputing that the Company is current with these payments. See also legal matter below and Notes 10 and 13.
Registration Rights
As part of a private placement, we have agreed to file a “resale” registration statement with the SEC covering all shares of our common stock included within the Units sold in the Offering and underlying any warrants as well as the shares underlying the Placement Agent warrants, on or before the date which is 90 days after the final closing date of the Private Placement or the termination date, whichever occurs later (the “Filing Deadline”). We will maintain the effectiveness of the “resale” registration statement from the effective date through and until twelve (12) months after the final closing date, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use commercially reasonable efforts to have the “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 180 days after the final closing date of the Private Placement or the termination date, whichever occurs later (the “Effectiveness Deadline”). In addition, if the registration statement is not effective, then the investors in the Offering are permitted to “piggy-back” onto other registration statements that are filed by the Company, with certain exceptions. One of these exceptions is in connection with a registration statement filed to register the sale of certain shares held in escrow in connection with the Merger. We are obligated to pay to investors in the Offering a fee of 1% per month of the investors’ investment, payable in cash for each month: (i) in excess of the Filing Deadline that the registration statement has not been filed; and, (ii) in excess of the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415,” provided the Company registers at that time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC. The maximum potential penalty under the registration rights agreement is 10%, which amounts to $682,500. On March 29, 2010, the Company defaulted on the Filing Deadline of the Registration Rights Agreement as the Company had not yet filed a registration statement covering the securities issued in the private placement. Accordingly, the Company accrued liquidated damages of 1% in accordance with the Private Placement. On April 15, 2010, the registration statement was filed with the SEC thereby curing the default of the Filing Deadline and eliminating any future potential liquidated damages pertaining to the Filing Deadline. On June 27, 2010, the Company defaulted on the Effectiveness Deadline of the Registration Rights Agreement as the registration statement covering the securities issued in the private placement had not yet become effective. Accordingly, the Company accrued additional liquidated damages of 1% in accordance with the Private Placement.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2010, other than what is described in this section, “Legal Matters”, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.
In September 2006, the Company entered into a five-year exclusive license agreement with an entity located in the Netherlands (the “Entity”) to complete projects and develop the revenues and marketing presence of the Company in the Netherlands, France, and Germany. Though never consummated, it was the intent of the parties to enter into a joint venture. The parties completed one project, which has become the subject of a dispute. Each party has alleged certain damages and defenses as a result of the project. However, the parties are working together to resolve the matter. In order to conduct the project completed with the Entity, the Company relocated certain RDS equipment from the United States to the Netherlands. The RDS equipment transferred is currently under the control of the Entity, and is part of the dispute between the parties described above. As of June 30, 2010, no formal legal claim had been filed with any jurisdiction by either party.
The former chief financial officer of the Company has claimed breach of his separation agreement. The Company has made certain counterclaims. On or about May 28, 2010, both the Company and Genesis Ltd. were served with a Summons and Complaint in the state of Colorado. A court date has been set for April 18, 2011 (see Note 12).
On February 15, 2010, the Company entered into an agreement with a vendor for the vendor to perform marketing services. On March 2, 2010, the Company terminated its agreement with the vendor. On March 23, 2010, the vendor filed suit for breach of contract claiming amounts owed of approximately $41,000. The Company disputes this claim and intends to rigorously defend its position.
On or about July 8, 2010, Eagle gave Genesis notice of breach and default of the June 26, 2009 settlement agreement and a demand of payment for approximately $160,000. Genesis disputes Eagle’s allegations and intends to defend its position. See heading “Settlement due to Vendor” under this footnote for additional information.
Note 10. Stockholders’ Equity
Common Stock
As the Company’s stock is very thinly traded and the public float is less than 10% of the total shares outstanding, management does not deem the market price per share to be representative of the fair value of the Company’s common stock. Thus, for the purpose of valuing and recording equity transactions during the three and six months ended June 30, 2010, the Company continued to utilize a stock price of $0.50 per share obtained from an independent certified valuation report of the value of its common stock as of October 30, 2009.
On March 19, 2010, the Company entered into a settlement agreement with an individual that had been engaged in 2009 to perform financial advisory services for the Company. As a result of the settlement, the Company issued 83,000 shares of the Company’s common stock having a fair value of $41,500.
During May 2010, a stockholder of the Company paid $8,467 to a vendor (as part of a settlement) on behalf of the Company (See Note 9). This payment was treated as additional paid-in capital.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Common Stock Warrants
A summary of the Company’s warrant activity during the six months ended June 30, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2009	3,520,000	$1.98
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Balance Outstanding, June 30, 2010	3,520,000	$1.98	2.4	$1,840,625

Exercisable, June 30, 2010	3,520,000	$1.98	2.4	$1,840,625

Stock Incentive Plan and Stock Option Grants to Employees and Directors
The Company recorded compensation expense of $17,972 for the six months ended June 30, 2010, in connection with employee stock options.
A summary of the Company’s stock option activity during the six months ended June 30, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2009	3,222,000	$0.94
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Balance Outstanding, June 30,2010	3,222,000	$0.94	9.3	$5,025,900

Exercisable, June 30, 2010	1,852,000	$0.90	9.3	$2,963,200

The Company expects all non-contingent outstanding employee stock options to eventually vest.
As of June 30, 2010, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $279,365, all of which shall be recognized upon the satisfaction of stipulated performance milestone contingencies.
Other Stock-Based Option Awards to Nonemployees
On July 30, 2008, as part of a secured promissory note, the Company granted an option to purchase, for a period of one year after the repayment of the loan and interest (which occurred on August 31, 2009), shares of common stock of the Company, up to a total of the amount of the note, interest paid on the note and a premium of $40,000 (approximately $280,000 in total), at a rate of $1 per share. As of June 30, 2010, the option has not yet been exercised.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Note 11. Concentrations
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited in the local currency in two financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of June 30, 2010 and December 31, 2009, there was $3,400,383 and $4,508,514, respectively, in excess of insurable limits.
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
On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently (in combination with his separation) was revised to a 15 percent interest rate, and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. During 2008, $37,500 had been repaid under the note. At June 30, 2010 and December 31, 2009, $12,500 of principal plus accrued interest was due on the note. As Mr. Whaley is no longer a related party, this loan has been reclassified to notes payable on the accompanying condensed consolidated balance sheet as of June 30, 2010. On September 17, 2009, Michael Whaley, the former chief financial officer of the Company, resigned. As part of his separation agreement and in exchange for mutual releases, the Company is required to deliver the following to Mr. Whaley after completion of the Merger in 2009: (i) $40,000 in cash, (ii) 30,000 shares of common stock of the Company, and (iii) payment of all amounts due under his loan agreement. As of June 30, 2010, all of the amounts due under the separation agreement were outstanding as the separation agreement is in dispute, and a court date has been set for April 18, 2011 (See Note 9).
Note 13. Subsequent Events
In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.
See Note 9 for update on legal matters relating to a settlement due to vendor.

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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Revenues
The Company recognized revenue of $129,089 for the three months ended June 30, 2010 as compared to no revenue for the three months ended June 30, 2009. This is primarily due to a contract the Company had begun which was canceled at the customer’s request before the Company mobilized to the project site. Under the terms of the contract, the Company could invoice and the customer would pay only the Company’s out-of-pocket costs through the date of cancellation. The recording of the revenue during the three months ended June 30, 2010 was the result of accounting for revenues under the completed contract method whereby the Company defers revenue until completion of the respective project. The remaining two projects we currently have contracts for were delayed. The development of our business was further hindered by a general lack of private and public financing for the dewatering projects to which we market and sell our services.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $420,165 for the three months ended June 30, 2010 as compared to $506,802 for the three months ended June 30, 2009, a decrease of 17.1%. The decrease was primarily the result of a reduction in payroll expenses. Our selling, general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, research and development, marketing costs, patent costs, stock-based compensation, insurance, equipment maintenance, depreciation expense, and other general operating costs.
We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our selling, general and administrative expenses are likely to increase significantly in future reporting periods.
Other Income (Expense)
Other income (expense) for the three months ended June 30, 2010 was $353,745 compared to ($123,349) for the three months ended June 30, 2009. The increase was primarily attributable to the change in the warrant derivative liability of $423,067.
Net Loss
Net loss for the three months ended June 30, 2010 was $66,420 compared to a net loss of $630,151 for the three months ended June 30, 2009. The decrease in net loss was attributable to decreases in selling, general and administrative expenses and the recording of other income for the change in warrant derivative liability.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Revenues
The Company recognized revenue of $129,089 for the six months ended June 30, 2010 as compared to no revenue for the six months ended June 30, 2009. This is primarily due to a contract the Company had begun which was canceled at the customer’s request before the Company mobilized to the project site. Under the terms of the contract, the Company could invoice and the customer would pay only the Company’s out-of-pocket costs through the date of cancellation. The recording of the revenue during the three months ended June 30, 2010 was the result of accounting for revenues under the completed contract method whereby the Company defers revenue until completion of the respective project. The remaining two projects we currently have contracts for were delayed. The development of our business was further hindered by a general lack of private and public financing for the dewatering projects to which we market and sell our services.

Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,108,691 for the six months ended June 30, 2010 as compared to $715,827 for the six months ended June 30, 2009, an increase of 54.9%. The increase related to an increase in professional and consultant fees and costs associated with implementing our business plan. Our selling, general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, research and development, marketing costs, patent costs, stock-based compensation, insurance, equipment maintenance, depreciation expense, and other general operating costs.
We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our selling, general and administrative expenses are likely to increase significantly in future reporting periods.
Other Income (Expense)
Other income (expense) for the six months ended June 30, 2010 was ($177,689) compared to ($264,883) for the six months ended June 30, 2009, a decrease of 32.9%. The decrease was primarily attributable to a reduction in interest expense offset by an increase in liquidated damages expense.
Net Loss
Net loss for the six months ended June 30, 2010 was $1,287,180 compared to a net loss of $980,710 for the six months ended June 30, 2009. The increased loss was attributable to an increase in selling, general and administrative expenses and liquidated damages expense offset by a decrease in interest expense.
Liquidity and Capital Resources
Net cash used in operations during the six months ended June 30, 2010 totaled $1,107,924 and resulted primarily from the net loss incurred while expanding our business to accommodate anticipated sales.
Net cash used in investing activities during the six months ended June 30, 2010 totaled $24,418 and resulted from the purchase of property and equipment offset by proceeds received from the disposals of property and equipment.
Net cash used in financing activities during the six months ended June 30, 2010 totaled $56,042 and resulted primarily from payments on capital leases and a debt repayment.
At June 30, 2010, we had working capital of $2,033,117, including $3,685,528 in cash and cash equivalents. We had revenue generating activities of $129,089 in the six months ended June 30, 2010. We anticipate revenue generating activities will ramp up in September 2010 as we begin to provide services under waterway dredging contracts. Our cash used in operating activities during the six months ended June 30, 2010 totaled $1,107,924. Our unaudited condensed consolidated financial statements were prepared assuming that we would continue as a going concern based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses and negative cash flows from operating activities. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.
Historically, we have financed our working capital and capital expenditure requirements primarily from notes payable and the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through June 2011. We do not have any lines of credit or borrowing facilities to meet our cash needs. As a result, we may not be able to continue as a going concern, without further financing, following June 2011. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions
No related party transactions had a material impact on our operating results for the six months ended June 30, 2010. See Notes 8 and 12 to our unaudited condensed consolidated financial statements.
New Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to valuation of accounts receivable and allowance for doubtful accounts, those related to the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.
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
Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On or about July 8, 2010, Eagle gave Genesis notice of breach and default of the June 26, 2009 settlement agreement and a demand of payment for approximately $160,000. Genesis disputes Eagle’s allegations and intends to rigorously defend its position.
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
On or about May 24, 2010, suit was filed against the Company by Michael Whaley, the former Chief Financial Officer of the Company’s wholly owned subsidiary, in the District Court of the City and County of Denver. Plaintiff, among other things, alleges breach of contract in connection with a separation and release agreement entered into by the parties following Mr. Whaley’s departure from the company and is seeking a monetary judgment for more than $100,000. The Company has made certain counterclaims. A court date has been set for April 18, 2011.
ITEM 1A. RISK FACTORS.
N/A
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 19, 2010, we issued 83,000 shares of our common stock to an individual who had provided certain consulting services to the Company valued at $41,500. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

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

GENESIS FLUID SOLUTIONS HOLDINGS, INC.
Date: August 6, 2010	By:	/s/ Michael Hodges
Michael Hodges
Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)