Form 10-K/A
period 2009-12-31
Genesis Fluid Solutions Holdings, Inc.
filed 2010-08-16
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
Form 10-K/A
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
Registrant’s telephone number, including area code (719) 332-7447
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note
This amendment to the Form 10-K of Genesis Fluid Solutions Holdings, Inc. for the year ended December 31, 2009 is being filed solely to correct an error on the cover page that no securities of the registrant are registered pursuant to Section 12(g) of the Act.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS FLUID SOLUTIONS HOLDINGS, INC.
Date: August 13, 2010	By:	/s/ Michael Hodges
Michael Hodges
Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael Hodges Michael Hodges	Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	August 13, 2010

/s/ Mary Losty	Director	August 13, 2010
Mary Losty

/s/ John D. Freshman	Director	August 13, 2010
John D. Freshman

/s/ Robert Stempel	Director	August 13, 2010
Robert Stempel

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp. (1)

2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Form of Subscription Agreement (1)

10.2	Form of Investor Warrant (1)

10.3	Form of Registration Rights Agreement (1)

10.4	Form of Lockup Agreement (1)

10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG (1)

10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities (1)

10.7	Form of Placement Agent Warrant (1)

10.8	Form of Directors and Officers Indemnification Agreement (1)(5)

10.9	Genesis Fluid Solutions Holdings, Inc. 2009 Equity Incentive Plan (1)(6)

10.10	Form of 2009 Incentive Stock Option Agreement (1)(6)

10.11	Form of 2009 Non-Qualified Stock Option Agreement (1)(6)

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