Form 10-Q
period 2010-09-30
Blue Earth, Inc.
filed 2010-11-15
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 333-148346

BLUE EARTH, Inc.
(Exact Name of small business issuer as specified in its charter)

Nevada	98-0531496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2756 N. Green Valley Parkway, Suite 225, Henderson, NV 89014
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (702) 614-5333

Genesis Fluid Solutions Holding, Inc.
830 Tender Foot Hill Rd., #301
Colorado Springs, CO  80906
(former name and former address if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ] The registrant has not yet transitioned into this requirement.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 12, 2010 the issuer had 11,410,450 outstanding shares of Common Stock.

Part I

Item 1. Financial Statements

BLUE EARTH, INC.
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$3,599,081	$4,758,852
Prepaid expenses	8,600	-

Total Current Assets	3,607,681	4,758,852

NET ASSETS OF DISCONTINUED OPERATIONS	-	1,079,308

TOTAL ASSETS	$3,607,681	$5,838,160

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Net liabilities of discontinued operations	$-	$1,072,986
Warrant derivative liability	1,043,097	804,718
Accounts payable and accrued expenses	7,893	8,568

Total Current Liabilities	1,050,990	1,886,272

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, zero
shares issued and outstanding
Common stock; 100,000,000 shares authorized
at $0.001 par value, 11,420,450 and 17,668,500
shares issued and outstanding, respectively	11,421	17,669
Additional paid-in capital	10,760,388	10,152,118
Accumulated deficit	(8,215,118)	(6,217,899)

Total Stockholders' Equity	2,556,691	3,951,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,607,681	$5,838,160

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES
General and administrative	475,280	-	802,935	-

Total Costs and Expenses	475,280	-	802,935	-

LOSS FROM OPERATIONS	(475,280)	-	(802,935)	-

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(199,306)	-	(238,379)	-
Interest income	3,660	-	11,787	-

TOTAL OTHER INCOME (EXPENSE)	(195,646)	-	(226,592)	-

LOSS BEFORE INCOME TAXES	(670,926)	-	(1,029,527)	-

INCOME TAX EXPENSE	(1,729)	-	(2,529)	-

LOSS FROM CONTINUING OPERATIONS	(672,655)	-	(1,032,056)	-

LOSS FROM DISCONTINUED OPERATIONS	(36,584)	(19,056)	(965,163)	(39,402)

NET LOSS	$(709,239)	$(19,056)	$(1,997,219)	$(39,402)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.05)	$-	$(0.06)	$-
Discontinued Operations	(0.00)	(0.00)	(0.06)	(0.00)

Net Loss	$(0.05)	$(0.00)	$(0.12)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	13,952,870	13,705,000	16,475,490	13,705,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2008	10,000,000	$10,000	$2,486,609	$(10,867)	$(3,970,132)	$(1,484,390)

Principal stockholder contribution of cash
derived from sale of common shares of
Company stock	-	-	491,374	-	-	491,374

Principal stockholder issuance of common
shares on behalf of Company
to settle debt and accrued interest	-	-	770,063	-	-	770,063

Principal stockholder issuance of common
shares on behalf of Company
for loan origination fees	-	-	265	-	-	265

Common shares cancelled	(1,232,730)	(1,233)	1,233	-	-	-

Common shares returned in exchange
for options	(1,972,000)	(1,972)	1,972	-	-	-

Common shares issued to settle
debt and accrued interest	101,730	102	142,312	-	-	142,414

Common shares issued for nominal
cash and services	2,584,000	2,584	23,256	-	-	25,840

Consideration paid by shareholders
to service providers	-	-	25,000	-	-	25,000

Consideration paid by shareholders
to settle accounts payable	-	-	125,000	-	-	125,000

Common shares issued pursuant
to recapitalization	1,160,000	1,160	(1,160)	-	-	-

Common shares and warrants issued
under private placement, net	6,150,000	6,150	5,903,600	-	-	5,909,750

Common shares and warrants issued
for conversion of bridge loans	877,500	878	775,372	-	-	776,250

Stock option expense	-	-	233,900	-	-	233,900

Reclassification of warrants from equity
to a liability	-	-	(826,678)	-	-	(826,678)

Foreign currency translation gain	-	-	-	10,867	-	10,867

Net loss for the year
ended December 31, 2009	-	-	-	-	(2,247,767)	(2,247,767)

Balance, December 31, 2009	17,668,500	17,669	10,152,118	-	(6,217,899)	3,951,888

Common shares issued to consultant	83,000	83	41,417	-	-	41,500

Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	-	8,467

Common shares cancelled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-	-

Stock options expense	-	-	415,555	-	-	415,555

Stock warrant liability contributed
by shareholders	-	-	136,500	-	-	136,500

Net loss for the nine months
ended September 30, 2010	-	-	-	-	(1,997,219)	(1,997,219)

Balance, September 30, 2010	11,420,450	$11,421	$10,760,388	$-	$(8,215,118)	$2,556,691

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(1,997,219)	$(39,402)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	81,382	-
Common stock and warrants issued for services	457,055	-
Warrant derivative liability	238,379	-
Changes in operating assets and liabilities:
Change in prepaid expenses	(8,600)	-
Accounts payable and accrued expenses	144,292	(1,636)

Net Cash Used in Continuing Operating Activities	(1,084,711)	(41,038)

INVESTING ACTIVITIES
Net investing activities of discontinued operations	(24,418)	-

Net Cash Used in Investing Activities	(24,418)	-

FINANCING ACTIVITIES
Proceeds from notes payable-related party	-	40,776
Net financing activities of discontinued operations	(50,642)	-

Net Cash Provided by Financing Activities	(50,642)	40,776

NET INCREASE (DECREASE) IN CASH	(1,159,771)	(262)

CASH AT BEGINNING OF PERIOD	4,758,852	377

CASH AT END OF PERIOD	$3,599,081	$115

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Sale of subsidiary for common stock	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC.
(FKA GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the period ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

BLUE EARTH, INC.
(FKA GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4 – SIGNIFICANT EVENTS

On October 4, 2010, the Board of Directors of the Company and in excess of a majority of the outstanding shares of Common stock approved the Company’s reincorporation in Nevada.  The reincorporation by which Genesis Fluid Solutions Holdings, Inc., a Delaware corporation will be merged with and into a newly formed Nevada corporation named Blue Earth Inc., the parent Company’s new name was effective as of October 21, 2010.

In excess of a majority of the securities issued by the Company pursuant to its Private Placement Memorandum dated as of June 25, 2009, have waived any and all past, present and future rights they may have under their Registration Rights Agreement with the Company.  Once the Board of Directors decided on a new strategy this past summer they determined that it would not be in the Company’s best interest to continue to pursue the effectiveness of its pending registration statement, which it has withdrawn, as the holders will be eligible for sales under Rule 144 commencing in November 2010.  Accordingly, $136,500 of accrued and unpaid fees has been recorded as contributed capital.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with Dr. Johnny R. Thomas, as Chief Executive Officer and President of the Company.  Dr. Thomas’ base salary is Ninety Nine Thousand Dollars ($99,000.00) per annum.  He is eligible to receive a bonus to be established by the Compensation Committee of the Board of Directors for extraordinary performance.  Dr. Thomas was granted warrants to purchase an aggregate of one (1) million shares of Common Stock, exercisable for ten (10) years at $1.00 per share.  The first 100,000 warrants vested upon grant, with the next 150,000 warrants vesting on October 31, 2010, while the remaining 750,000 warrants vest in three equal installments on the first, second and third anniversaries of the signing of the employment agreement.  The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters.  These warrants also vest when Dr. Thomas exercises the warrants and purchases Common Stock.  The agreements provides for a non-competition and non-solicitation period of one-year from the termination of employment.

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with John C. Francis, as Vice-President, Corporate Development and Investor Relations of the Company.  Mr. Francis’s base salary is Seventy-Five Thousand Dollars ($75,000.00) per annum.  All other terms of employment and compensation are the same as set forth in Dr. Thomas’ agreement described above.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2010, other than what is described in this section, “Legal Matters”, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations.

The former chief financial officer of our former subsidiary, Genesis Fluid Solutions, Ltd., has claimed breach of his separation agreement. The Company has made certain counterclaims. On or about May 28, 2010, both the Company and Genesis Ltd. were served with a Summons and Complaint in the state of Colorado. A court date has been set for April 18, 2011.

NOTE 6 – DISCONTINUED OPERATIONS

On August 27, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”).  Pursuant to the SPA, the Buyers who signed the SPA, including Michael Hodges, the former Chairman and Interim Chief Executive Officer of the Company, purchased from the Company on or before August 31, 2010, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (GFS), its wholly-owned subsidiary.  The Purchase Price for GFS was (a) an aggregate of 6,331,050 shares of Common Stock of the Company to be cancelled including, an aggregate of 1,300,000 shares of Common Stock of the Company held

BLUE EARTH, INC.
(FKA GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – DISCONTINUED OPERATIONS (CONTINUED)

under an Escrow Agreement dated October 30, 2009 among the Company, GFS, Michael Hodges, and Sichenzia Ross Friedman Ference LLP, as escrow agent; (b) an aggregate of approximately 3,011,000 options and warrants of the Company to be cancelled; and (c) GFS’s payment to the Company of a six (6%) percent royalty beginning August 8, 2010, on all gross revenues derived from (i) dewatering operations (exclusive of payments to subcontractors) and (ii) the sale, lease or licensing arrangements of the Rapid Dewatering System and/or any of the dewatering boxes of GFS and its affiliates until the Company receives $4,000,000 and a royalty of three (3%) percent of gross revenues thereafter not to exceed a cumulative royalty of $15,000,000 (the “Royalty”).

The closing of the Stock Purchase Agreement occurred on August 31, 2010, at which time the Company: (i) received of all of the certificates representing the Company Shares, Options, Warrants, and Escrowed Shares (each, as defined in the Stock Purchase Agreement) issued to the Buyers, (ii) entered into an agreement regarding the assignment of the Royalty by GFS and its successors and assigns to the Company, and all other closing conditions were satisfied.  Following the closing, GFS ceased to be a wholly-owned subsidiary of the Company and the Buyers, collectively, became the owners of one hundred percent (100%) of the issued and outstanding capital stock of GFS. Accordingly, the Company’s financial statements have been restated to reflect the assets, liabilities and operations of GFS as discontinued.

NOTE 7 – SUBSEQUENT EVENTS

 On October 26, 2010, the Board of Directors of Blue Earth, Inc. (f/k/a Genesis Fluid Solutions Holdings, Inc. a Nevada corporation (the “Company”) approved the dismissal of Salberg & Company P.A. (“Salberg”) as its independent registered public accounting firm, effective immediately.

The report of Salberg on the financial statements of the Registrant as of and for the fiscal year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report of Salberg dated April 14, 2010 included a going concern qualification.

During the fiscal year ended December 31, 2009, and through October 25, 2010, there were (i) no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Salberg, would have caused Salberg to make reference thereto in its report on the Company’s financial statements for such fiscal year; and (ii) no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company has provided Salberg with a copy of the disclosures made above in response to Item 304(a) of Regulation S-K and Item 4.01 of Form 8-K and requested that Salberg furnish it with a letter addressed to the Securities and Exchange Commission (the “Commission”) stating whether or not it agrees with the above statements.  The Company received a letter from Salberg addressed to the Commission indicating that it agreed with the statements set forth in Item 4.01 of Form 8-K as they pertain to Salberg.  A copy of that letter dated October 28, 2010, was attached as Exhibit 16.1 to the Company’s Form 8-K.

On October 26, 2010, the Board of Directors of the Company approved the employment of Lake & Associates, C.P.A.’s, LLC (“Lake”) as its independent registered public accounting firm for the year ending December 31, 2010.

No consultations occurred between the Company and Lake during the fiscal years ended December 31, 2009 and 2008 and through October 25, 2010 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Registrant’s financial statements, or other information provided that was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) or (v), respectively, of Regulation  S-K.

On October 29, 2010, the Company completed its reincorporation in Nevada from Delaware and its name change from Genesis Fluid Solutions Holdings, Inc. (“Genesis”), to Blue Earth Inc., following FINRA approval.  Effective October 29, 2010 the Company’s trading symbol on the OTC Bulletin Board has been changed from GSFL to BBLU.

Pursuant to a Plan of Merger dated October 21, 2010 by and between Genesis and Blue Earth, Inc. then a wholly-owned subsidiary of Genesis, Genesis was merged with and into Blue Earth which was the surviving corporation upon the effective date of the merger of October 21, 2010.  A Certificate of Ownership and Merger was filed with the Secretary of State of Delaware on October 21, 2010 pursuant to Section 253 of the Delaware General Corporation Law.  Articles of Merger were also filed on October 21, 2010 with the Secretary of State of Nevada pursuant to NRS 92A.200.

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

Company Overview

Blue Earth, Inc. is engaged in the clean tech industry in general with a focus on the rapidly growing, multi-billion dollar energy efficiency sector.

Blue Earth hired an experienced management team to focus on a mergers and acquisition strategy (“M&A”) to acquire, license, develop, market, install and monitor clean-tech related, innovative technologies and energy management systems. Management also intends to accelerate introduction of the acquired technology/products by offering and installing them through energy management service companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service companies, including acquisition agreements and/or joint venture agreements, as may be appropriate, for each company and geographic territory.

The Company recently sold its wholly-owned subsidiary Genesis Fluid Solutions, Ltd. (GFS) to certain buyers including its former Chairman and interim CEO Michael Hodges as defined by the Stock Purchase Agreement (see Note 6).

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenues

The Company recognized no revenue for the three months ended September 30, 2010 as compared to no revenue for the three months ended September 30, 2009. This is primarily due to management’s implementation of its mergers and acquisition strategy whereby thorough due diligence of acquisition candidates and potential partners is necessary.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $475,280 for the three months ended September 30, 2010 as compared to $0 for the three months ended September 30, 2009, as a result of discontinued operations (See “Note 6 - Discontinued Operations”).  This increase was primarily the result of the costs associated with implementing our business strategy. Our general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs.

We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2010 was ($195,646) compared to $0 for the three months ended September 30, 2009. The increase was primarily attributable to the change in the warrant derivative liability of $199,306.

Net Loss

Net loss for the three months ended September 30, 2010 was $709,239 compared to a net loss of $19,056 from discontinued operations for the three months ended September 30, 2009. The increase in net loss was attributable to an increase in general and administrative expenses and the change to the warrant derivative liability.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues

The Company recognized no revenue for the nine months ended September 30, 2010 as compared to no revenue for the nine months ended September 30, 2009. This is primarily due to management’s implementation of its mergers and acquisition strategy whereby thorough due diligence of acquisition candidates and potential partners is necessary.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $802,935 for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September 30, 2009, as a result of discontinued operations.  The increase related to an increase in professional and consultant fees and costs associated with implementing our business plan. Our general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs.

We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2010 was ($226,592) compared to $0 for the nine months ended September 30, 2009, an increase of 100%. The increase was primarily attributable to the change to the warrant derivative liability.

Net Loss

Net loss for the nine months ended September 30, 2010 was $1,997,219 compared to a net loss of $39,402 from discontinued operations for the nine ended September 30, 2009. The increased loss was attributable to an increase in general and administrative expenses and the recording of the warrant derivative liability.

Liquidity and Capital Resources

Net cash used in continuing operations during the nine months ended September 30, 2010 totaled $1,084,771 and resulted primarily from the net loss incurred while expanding our business to accommodate anticipated sales.

Net cash used in investing activities during the nine months ended September 30, 2010 totaled $24,418 and resulted from the purchase of property and equipment offset by proceeds received from the disposals of property and equipment.

Net cash used in financing activities during the nine months ended September 30, 2010 totaled $50,642 and resulted primarily from payments on capital leases and a debt repayment.

At September 30, 2010, we had working capital of $2,556,691 including $3,599,081 in cash and cash equivalents compared with working capital of $2,872,580 at December 31, 2009.  We had no revenue generating activities in the nine months ended September 30, 2010. We anticipate revenue generating activities will ramp upon completion of due diligence of acquisition candidates. Our cash used in continuing operating activities during the nine months ended September 30, 2010 totaled $1,084,711. Our unaudited condensed consolidated financial statements were prepared assuming that we would continue as a going concern based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses and negative cash flows from operating activities. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through September 2011. We do not have any lines of credit or borrowing facilities to meet our cash needs. As a result, we may not be able to continue as a going concern, without further financing, following September 2011. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the nine months ended September 30, 2010.

New Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below: (i) there have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009; and (ii) we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

On or about May 24, 2010, suit was filed against the Company by Michael Whaley, the former Chief Financial Officer of the Company’s former wholly owned subsidiary, GFS, in the District Court of the City and County of Denver. Plaintiff, among other things, alleges breach of contract in connection with a separation and release agreement entered into by GFS following Mr. Whaley’s departure from GFS and is seeking a monetary judgment for more than $100,000. The Company has made certain counterclaims. A court date has been set for April 18, 2011.

On August 30, 2010, the Company entered into a Separation Agreement and Release of Claims with Martin Hedley, its former CEO, who had asserted certain claims against the Company.  The parties exchanged mutual releases and no cash consideration was involved.

The litigation commenced by Big Fuel Communications, LLC in the Supreme Court, New York County as previously disclosed by the Company, has been settled by the Company with the payment of $15,000 by the Company and the exchange of mutual releases.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 19, 2010, we issued 83,000 shares of our common stock to an individual who had provided certain consulting services to the Company valued at $41,500. The above-described transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

On September 1, 2010, the Company issued warrants to each of Johnny R. Thomas and John C. Francis, CEO and Vice-President, upon their becoming employed by the Company, to each purchase one million shares of Common Stock at $1.00 per share vesting over a three-year period.

On October 6, 2010, the Company issued 10,000 options at $1.00 per share to Keith Spondike, a former consultant, for services he provided to the Company.

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

BLUE EARTH, INC.
Date: November 15, 2010	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)