Form 10-K
period 2010-12-31
Blue Earth, Inc.
filed 2011-03-31
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-148346

BLUE EARTH, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	8700	98-0531496
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

2298 Horizon Ridge Parkway, Suite 205
Henderson, NV  89052
Telephone: 702-608-5476
Telecopier: 866-314-5824
 (Address and telephone number of principal executive offices)

Dr. Johnny R. Thomas, CEO
Blue Earth, Inc.
2298 Horizon Ridge Parkway, Suite 205
Henderson, NV  89052
Telephone: 702-263-1808
Telecopier: 702-263-1824
(Name, address and telephone number of agent for service)

Copy to:
Elliot H. Lutzker, Esq.
Davidoff Malito & Hutcher LLP
605 Third Avenue
New York, New York 10158
Telephone: (212) 557-7200
Telecopier: (212) 286-1884

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X] *(1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ] *(2)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 11,321,580 shares computed by reference to the $2.50 per share price at which the common stock was last sold as of the last business day of the registrant’s second fiscal quarter was $28,303,950.

As of March 28, 2011, there were 13,446,532 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

________________
*(1) This issuer is not currently subject to the filing requirements of the Exchange Act, however, has filed all reports.

*(2) the issuer has not yet transitioned into the rule.

BLUE EARTH, INC. AND SUBISIDIARIES

PART I
Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict,"  "forecast," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under "Risk Factors" that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks described in Risk Factors, important factors to consider and evaluate in such forward-looking statements include: (i) general economic conditions and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with acquisitions and other critical activities; (iii) changes in the Company's corporate strategy or an inability to execute its strategy due to unanticipated changes; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated; (vi) competitive factors in the industries in which we compete; (vii) changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); and (viii) other capital market conditions, including availability of funding sources. In light of these risks and uncertainties, many of which are described in greater detail elsewhere under Risk Factors, there can be no assurance that the forward-looking statements contained in this report will in fact transpire.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results or changes in our expectations.

Item 1. Business.

Overview

Blue Earth is engaged in a mergers and acquisition strategy to acquire, license, develop, market, install and monitor clean-tech related, innovative technologies and energy management systems.  These technologies are designed to enable customers to reduce their energy consumption, lower their generating and maintenance costs and realize environmental benefits.  The targeted technologies typically include various measures designed for a specific customer or facility in our target market of small commercial businesses and residences to improve the efficiency of building systems, such as heating, ventilation, air conditioning, lighting and refrigeration.

Effective January 1, 2011, the Company acquired Castrovilla, Inc. based in Mountain View California which manufactures, sells and installs commercial refrigeration and freezer gaskets and sells and installs motors and controls to approximately 5,400 small commercial businesses.  See “Castrovilla Acquisition” below.

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

Blue Earth, Inc. management has identified commercially viable, innovative energy efficient technologies that can be utilized by companies it hopes to acquire to provide their established customer base with cutting-edge products and services.  We are continuing to identify innovative technologies and will continue to identify and negotiate the rights for other clean-tech technologies.  Management has also identified several energy management and energy management service companies that have been successfully operating in the residential and small commercial business segment of the energy efficiency sector.  We have initiated acquisition discussions with energy service companies that specialize in three categories that address small commercial businesses energy efficiency needs: refrigeration, lighting and HVAC. The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial businesses space.

Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network though a combination of joint venture/associate relationships and/or acquisitions.  We believe they will become important building blocks in our efforts to establish a presence in the multi-billion dollar energy efficiency/water and wastewater sectors of the clean technology industry.

Corporate Strategy

Blue Earth, Inc. management will focus its mergers and acquisitions activities on opportunities with the following profile.

•	Innovative and commercially proven technologies, which increase energy efficiency/water and wastewater, for the small commercial business segment and residential segment.

•
Energy management and energy management service companies, which have an established customer base seeking growth capital to expand their capabilities, product offerings and substantially increase their revenues and operating profits.

Bundled Retrofits. An important element of the M&A strategy is to acquire energy management service companies with an established customer base in each of the afore-mentioned categories. The customer base of each potential acquisition will present an opportunity to cross-sell bundled retrofits to the other acquired companies customer base. For example, when we acquire a company that primarily specializes in refrigeration, we will be in position to contact its customer base and offer to provide energy management services for lighting and HVAC.

Another important criteria is an acquisition candidate’s existing relationship with utilities. We are actively seeking private companies that have successfully provided utility funded rebate programs as incentives to their customers to adopt energy efficiency measures that a particular utility based rebate program is offering.

We are targeting energy management companies that specialize in several aspects of utility run energy efficiency programs including: Program Development; Program Implementation; Program Management; Program Tracking; and Program Reporting as required by oversight agencies.

We intend to acquire innovative technologies and established, reputable energy management and energy management service companies, using restricted common stock; cash and/debt in combinations appropriate for each potential acquisition.

Continue to Maintain Entrepreneurial Approach.  We will maintain an entrepreneurial approach toward our customers and remain flexible in designing projects tailored specifically to meet their needs.

Expand Scope of Product and Service Offerings. We plan to continue to expand our offerings by including new types of energy efficiency services, products and improvements to existing products based on technological advances in energy savings strategies, equipment and materials.

Meet Market Demand for Cost-Effective, Environmentally-Friendly Solutions .  Through our energy efficiency measures and products, we enable customers to conserve energy and reduce emissions of carbon dioxide and other pollutants. We plan to continue to focus on providing sustainable energy solutions that will address the growing demand for products and services that create environmental benefits for customers.

Corporate Structure

Our corporate structure for energy efficiency related acquisitions is designed to separate the acquired companies into three wholly-owned subsidiaries of the Company, which will be operated as separate business units.
Although the three subsidiaries will operate independently, they will work in concert to develop, manage, implement and monitor energy efficiency programs for the utilities and the small commercial businesses established customer base.

We believe that the implementation and execution of our corporate strategy will benefit our shareholders and attract investors who are looking at two bottom lines: financial profitability and social or environmental benefits produced by the Company and its products and services.

Castrovilla Acquisition

On January 19, 2011, Castrovilla Energy, Inc., a recently formed California subsidiary of the Company, acquired substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (the “Castrovilla Acquisition”) with an Effective Date (as defined) of January 1, 2011.  Founded in 2004, Castrovilla based in Mountain View, California, had approximately $3.5 million in unaudited revenues in 2010, which is more than twice its 2008 revenues. Castrovilla serves approximately 5,400 small commercial businesses in Northern California with its 24 employees. Castrovilla manufactures, sells and installs commercial refrigeration gaskets and strip curtains, which it sells and installs alongside many other energy efficiency products, such as EC motors, LED lights and a variety of control technologies.  Castrovilla’s strategy is to sell lighting and HVAC bundled retrofits to its customer base.

Castrovilla participates in several ratepayer funded utility companies energy efficiency rebate programs, both through third-party programs and through its own small commercial business program, Keep Your Cool.  The KeepYour Cool program was created in response to a Request For Proposals put out by a local municipal utility, Silicon Valley Power.  Castrovilla’s proposal was accepted and the program funded several hundred thousand dollars.  This eventually resulted in contracts with over a dozen municipal utilities throughout Northern California to provide turnkey program administration and implementation.  In 2008, Castrovilla acquired the assets of Bay Area Refrigeration, a fully licensed commercial refrigeration contractor that has serviced the San Francisco Bay Area for nearly 30 years.

Castrovilla has created a business model for sustainably generating and delivering kW and kWh that benefits both the utility and the end user.  Castrovilla provides energy efficiency services to small commercial businesses and delivers custom programs directly to utilities.  The model is both expandable and scalable.  Castrovilla is well positioned in terms of capabilities and relationships with utilities and the energy service companies (ESCO) running the third–party programs.  Castrovilla intends to become a statewide and regional supplier of utility scale energy efficiency resources delivered by its customized, turnkey vertically integrated small commercial programs.

Since acquiring Bay Area Refrigeration and the C-38 refrigeration contractor’s license, Castrovilla is qualified to install Electronically Commutated (EC) motors, Evaporator Fan Controllers, Anti-Sweat Heater Controllers and LED Case Lighting and other technologies.  This has made the Company’s retrofit projects far more comprehensive, which is a significant competitive advantage over companies that target only a single measure.  In fact the largest rebate programs require comprehensive retrofits to qualify for rebates.

In addition to energy efficiency retrofits, Castrovilla also has on-going contracts to provide periodic maintenance to numerous restaurants and other refrigerated facilities throughout the San Francisco Bay Area.  This includes 24 x 7 emergency refrigeration services.

In mid-2009 Castrovilla opened an online-store (www.bayarearefrigeration.com) to sell manufactured gaskets and strip curtains on both a wholesale and retail basis.  The web site also allows us to distribute refrigeration hardware.

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt and the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $450,000, or $1.68 per share, the average closing price of the Company’s Common Stock from September 1-23, 2010 when the terms of the transaction were agreed to.  The Company also assumed trade debt of approximately $121,000.  Humitech will remain an unaffiliated non-operating entity in order to pay its other liabilities with the proceeds of the shares received from the Company, as well as from an inter-company note in the amount of $356,707 from Castrovilla, Inc.

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (“BEEMS”) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011, subject to final Board approval which was obtained on January 18, 2011. CEI merged with and into Castrovilla, Inc. on January 21, 2011, which will continue its existence as a wholly-owned California subsidiary of BEEMS.

Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share or $1,700,000 to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements.  The two Castrovilla, Inc. stockholders, John Pink, who continued as President of Castrovilla, Inc. and Adam Sweeney, together with Humitech (the “Stockholders”) cannot sell any of the Company Shares for a six-month period beginning on January 1, 2011 and thereafter the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”) ending 2½ years from January 1, 2011.  The Company guaranteed to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement.

The Stockholders and the Company will share equally the profits, if any, from the sale of shares and/or profits from sales above $3.36 per share during the Lock-up Period.  Any deficit from sales below $1.68 per share and/or profits from sales above $3.36 per share shall be paid (i) 50% in cash, and (ii) the remaining 50% in either cash or shares of Common Stock of the Company (at their then current fair market value, or any combination thereof, at the sole discretion of the party making the payment).

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is below agreed to budgeted amounts of $722,000 of EBITDA per year for each of the fiscal years ending December 31, 2011, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.

In addition, under the Plan, the Company paid $50,000 to an unaffiliated third party for an existing obligation of Castrovilla, Inc.

There was no relationship between the Company or its affiliates and any of the other parties, prior to this transaction and with respect to the APA and the Plan.

Castrovilla Products and Services

In 2009 and 2010, Castrovilla’s revenues were generated primarily from sales of parts and equipment for refrigeration and LED Case Lighting, refrigeration service, preventative maintenance, consulting, and on-line sales.  Currently, the only materials that are purchased in large quantities are its gasket materials.  All other inventory including EC motors, Anti-Sweat heaters (ASH) controllers, LED Case Lights and other hardware are kept in low quantities or purchased on an as needed basis.

Castrovilla accesses a variety of rebate programs, always choosing the best one for a given project.  The funds that pay for the rebate programs utilized by Castrovilla are the result of California Public Utilities Commission (CPUC) requirements that all utilities in the State of California collect a “Public Benefits” charge as a percentage of the total bill.  These funds are required to be invested in energy savings programs.  This pool of money measures in the billions of dollars and pays for many programs.  Several of these programs are provided through third-party programs, which are usually administered by ESCO and consulting companies and implemented by Refrigeration, Lighting, HVAC and Solar companies. Each program has different eligibility requirements and/or is available in different areas.  Participating in the programs in its market area allows Castrovila to provide the broadest coverage to its customers.

Castrovilla management believes that the key to sustaining and expanding its program is to take part in or take advantage of a constant stream of technological innovation.  By identifying, evaluating and verifying the best new measures Castrovilla is able to serve its 5,400 small commercial customers and bring in new ones.  In some cases Castrovilla is introduced to new measures through its work for other companies, which it can assimilate into Keep Your Cool.

Rapid Dewatering System (RDS)

On August 31, 2010, pursuant to a Stock Purchase Agreement, the Company sold to various shareholders including its former Chairman and interim CEO, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (“GFS”) then a wholly-owned subsidiary.  As described under Item 13. “Certain Relationships and Related Transactions – Discontinued Operations”, in addition to 6,331,050 shares of Common Stock of the Company and approximately 3,011,000 options and warrants returned to the Company by the purchasers of GFS, we received a 6% royalty on all gross revenues derived from dewatering operations and  the sale, lease or licensing arrangements of the Rapid Dewatering System (“RDS”) and/or any of the dewatering boxes of its affiliates until the Company receives $4 million and a royalty of 3% of gross revenues thereafter not to exceed a cumulative royalty of $15 million.

The GFS patented RDS removes different types of debris, sediments, and contaminates from waterways and industrial sites, which assists in the recovery of lakes, canals, reservoirs and harbors. The RDS system separates water from the solid materials that are dredged, a process that is known as dewatering.  GFS believes its technologies have a variety of benefits for both industry and the environment, however GFS has had very limited revenues to date.

Water Recovery Industry

Many waterways worldwide suffer from eutrophication or deterioration, leading to the formation of wetlands. This typically results from agricultural run-off and other man-made causes. Some waterways are so polluted and stagnant that their animal and plant life die off and, in the case of rivers and streams, the current ceases to flow. Having continued access to healthy, clean lakes, rivers, marinas, shipping ports and other waterways is vital to maintaining affordable water supplies, vibrant economies and entire ecosystems. Additionally, mining operations and paper mills can greatly limit their water usage by recycling their carriage water in their industrial circuit, instead of discharging it into natural waterways or disposal sites.

Cleaning a waterway often requires dredging. Dredging empties the water body of large quantities of built-up debris along the bottom, ranging from coarse material, such as shells, organic vegetation and garbage, to sand and fine grained sediment, such as clays, silts and organics.

The methodologies currently employed in the industry to dewater dredged sediment from waterways primarily fall into three categories: (1) upland disposal sites, (2) belt presses and thickeners, and (3) geo-synthetic tubes.

Market Size

According to a 2009 McKinsey & Company report there are a total of $130 billion worth of energy saving opportunities annually in the U.S. economy that go unrealized. The central conclusion of the report states that energy efficiency offers a vast, low-cost energy resource for the U.S. economy. Significant and persistent barriers will need to be addressed at multiple levels to stimulate demand for energy efficiency and manage its delivery across more than 100 million buildings and literally billions of electronic devices. If executed at scale, a holistic approach would yield gross energy savings of more than $1.2 trillion, well above the $520 billion needed through 2020 for upfront investment in efficiency measures (not including program costs). Such a program is estimated to reduce energy consumption in 2010 by 9.1 quadrillion BTU’s, roughly 23% of projected demand, potentially abating up to 1.1 gigatons of greenhouse gases annually.

We intend to focus our efforts in the multi-billion dollar energy efficiency segment of the clean-tech industry.  Energy efficiency companies, sometimes referred to as energy services companies, generally develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy plants, load management, energy procurement, rate analysis, risk management and billing administration. Energy efficiency companies often offer their products and services through ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime.  According to a 2010 Lawrence Berkeley National Laboratory study, which analyzes the current size of the energy services sector, sector growth projections to 2011 and market trends for energy efficiency related services, the sector in aggregate will have annual revenues exceeding $7 billion in 2011. This represents an average annual growth rate of 26% per year between 2009 and 2011. Key drivers for energy services growth include the large infusion of funding from the American Recovery and Reinvestment Act (“ARRA”) to support state and local government energy efficiency programs, increased spending in ratepayer-funded energy efficiency programs, and increased customer interest in strategies that mitigate higher utility bills and/or address environmental emissions.

The $7 billion in estimated annual revenues by energy service companies does not include the cost of installing bundled retrofits by refrigeration, lighting and HVAC sub contractors.

Investment levels in energy efficiency in buildings in the private and public sectors and industrial manufacturing facilities have remained strong despite the global recession according to the Energy Efficiency Indicator (EEI) recently released by Johnson Controls, Inc. The EEI tracks energy management priorities, practices and investment plans among decision makers responsible for managing commercial buildings and their energy use.

Across all regions surveyed, energy management is considered an important priority among commercial decision-makers. While motivations differ from region to region, cost savings is consistently the most important factor driving investments. The current economic environment has led many organizations to search for opportunities to reduce their operating costs. There has been a growing awareness that reduced energy consumption presents an opportunity for significant long-term savings in operating costs and that the installation of energy efficiency measures can be a cost-effective way to achieve such reductions.  After cost savings, lowering greenhouse gas emissions is the second most important motivator for energy efficiency in all regions except North America, where boosting public image and taking advantage of government/utility incentives rank higher in importance.

According to the American Council for an Energy-Efficient Economy (“ACEEE”) there is approximately 67 billion square feet of commercial floor space in the U.S.  Commercial buildings account for 17% of total energy consumed in the U.S. at an average cost of $1.21 per square foot of commercial floor space. ACEEE points to energy efficiency in buildings as the cleanest, lowest-cost, most sensible way of promoting economic prosperity, energy security and environmental protection.

The ACEEE 2010 State Energy Efficiency Scorecard reports that states are demonstrating their growing interest in energy efficiency as a means to bolster their economies. Governors, state legislators, officials and citizens, increasingly recognize energy efficiency – the kilowatt hours and gallons of gasoline saved that we don’t use thanks to improved technologies and practices – as the cheapest, cleanest and quickest energy resource to deploy. Other key findings include:

•	California has retained its #1 ranking for the fourth year in a row, outpacing all other states in the level of investment in energy efficiency across all sectors of the economy.

•
State budgets for energy efficiency in 2009 are almost double the level spending in 2007, increasing from $2.5 billion to $4.3 billion. Reported electricity savings from energy efficiency programs across all states increased 8% between 2007 and 2008.

•
Twenty-seven states have adopted or have pending Energy Efficiency Resource Standards (EERS) that establish long-term, fixed efficiency savings targets, double the number of states in 2006. These states account for two-thirds of electricity sales in the U.S.

•
Twenty states have either adopted or have made significant progress toward the adoption of the latest energy saving building codes for homes and commercial properties, double the number of states in their 2009 Scorecard.

•
The injection of more than $11 billion of ARRA funds directly to state energy efficiency has helped stimulate significant funding and creating new energy-saving programs that are saving consumers’ money and putting people to work.

Additional Market Drivers

Castrovilla’s key markets in 2009 and 2010 were third-party utility rebate programs, Keep Your Cool rebate program, restaurant and convenience store maintenance and service, consulting and wholesale and Internet sales.  Castrovilla primarily services the San Francisco Bay Area, as well as California’s Central Valley region.

Utility Rebate Programs. In a number of markets throughout the U.S., local electrical utilities and related organizations are offering rebates for the purchase and installation of energy efficient products and systems. Ratepayer funded programs are offered by utilities to encourage load reductions by its customers. These incentives may be structured as one-time up-front rebates on energy efficient equipment or may consist of payments per measured kWh saved over a course of several years. Small commercial businesses can leverage the cost of retrofits with incentives received through ratepayer-funded energy efficiency programs.

Rebate incentives are typically used to buy down utility retrofit project costs for energy efficiency programs. The customer can receive the rebate directly from the utility, or the energy service company may assist in identifying programs that the small commercial business may qualify for and may collect the rebate on the customer’s behalf.

Many utility companies employ demand side management (DSM) programs to help reduce energy consumption. These regulated programs benefits the customer by subsidizing the first cost of capital improvements that provide long – term energy and operational cost savings. Currently, energy efficiency rebates are only offered by specific electrical utilities and the respective rebate programs and requirements change frequently.

Rising and Volatile Energy Prices. Over the past decade, energy-linked commodity prices, including oil, gas, coal and electricity, have all increased and exhibited significant volatility. From 1999 to 2009, average U.S. retail electricity prices have increased by more than 50%.

Aging and Inefficient Facility Infrastructure. Many organizations continue to operate with an energy infrastructure that is significantly less efficient and cost-effective than what is now available through more advanced technologies applied to lighting, heating, cooling and other building systems. As these organizations explore alternatives for renewing their aging facilities, they often identify multiple areas within their facilities that could benefit from the implementation of energy efficiency measures, including the possible use of renewable sources of energy.

Movement Toward Industry Consolidation. As energy efficiency solutions continue to increase in technological complexity and customers look for service providers that can offer broad geographic and product coverage, we believe smaller niche energy efficiency companies will continue to look for opportunities to combine with larger companies such as the Company that can better serve their customers’ needs. Increased market presence and size of energy efficiency companies should, in turn, create greater customer awareness of the benefits of energy efficiency measures.

Increased Use of Third-Party Financing. Many organizations desire to use their existing sources of capital for core investments or do not have the internal capacity to finance improvements to their energy infrastructure. These organizations often require innovative structures to facilitate the financing of energy efficiency and renewable energy projects.

Castrovilla Sales and Marketing

Castrovilla utilizes direct marketing through four (4) outside sales representatives, who are compensated with a base salary and commission, and relationships with utility representatives, program representatives and trade organizations to generate new projects.  Castrovilla also maintains the following web sites: www.BARefrigeration.com (on-line commerce capabilities); www.Bay Area Refrigeration.com (redirects to www.BARefrigeration.com); and www.KeepYourCool.org.

Castrovilla Customers

Castrovilla’s key customers in 2009 were the Keep Your Cool utility rebate program, Ecology Action - Right Lights utility program, KEMA and San Francisco Energy Watch and third-party utility rebate programs.  In 2010, the key customers were KEMA, Keep Your Cool, and Ecology Action-Right Lights utility program

Competition

Energy Efficiency

The clean-tech industry is highly competitive. The energy efficiency segment for small commercial businesses is also highly competitive.  Castrovilla competes with various types and sizes of companies ranging from local and national service providers, local refrigeration contractors, such as Egain and Energywise and rebate program administrators.  Castrovilla differentiates itself as the only fully-licensed, comprehensive contractor in Northern California which sells and installs energy efficiency projects through utility rebate programs, and which contracts directly with utilities, allowing it to perform retrofit services and secure rebates for its small and large customers who operate locations served by multiple utilities.

Few contractors in Castrovilla’s market area actually participate in the third-party program process.  The reluctance is attributable to the considerable amount of paperwork required for each project.  Having completed thousands of applications, Castrovilla is accustomed to preparing the appropriate documents.  Because of the new comprehensiveness requirement for refrigeration projects, several of the previously participating companies are no longer qualified.  Finally, both the utilities and the third-party administrators have become stricter about contractor participation requirements, which is actively removing unqualified and unscrupulous vendors.  As a contractor who is regularly contacted by the utilities and the third-party program administrators to repair issues left behind by others, Castrovilla’s reputation is among the best.

We intend to compete based on the following:

Comprehensive Service Provider. We intend to offer our customers expertise in addressing almost all aspects of energy efficiency. Our staff from acquired companies is expected to provide the capability and flexibility to determine what energy efficiency measures are best suited to achieve the customer’s energy efficiency and environmental goals.

Independence. We are an independent company with no affiliation to any equipment manufacturer, utility or fuel company. Unlike affiliated service companies, we have the freedom and flexibility to be objective in selecting particular products and technologies available from different acquisition candidates and suppliers in order to optimize our solutions for customers’ particular needs.

Experienced Management. Our executive officers each has over 25 years of experience in founding, acquiring and operating publicly held companies in diverse business sectors.

Federal and State Qualifications. The federal governmental program under which federal agencies and departments can enter into ESPCs requires that energy service providers have a track record in the industry and meet other specified qualifications. Over 20 states require similar qualifications. We intend to acquire companies which meet these qualifications. This will provide us with the opportunity to continue to grow our business with federal, state and other governmental customers and differentiates us from energy efficiency companies that have not been similarly qualified.

▪
Federal. In 2007, the United States enacted the Energy Independence and Security Act which mandates that federal buildings reduce energy consumption by 30% by 2015 compared to their 2003 baseline and contains multiple provisions promoting long-term ESPCs. The U.S. Department of Energy also has a number of research, development, grant and financing programs – most notably the DOE Loan Guarantee Program — to encourage energy efficiency and renewable energy. Additionally, the United States has adopted federal incentives for renewable energy, including the production tax credit, investment tax credit and accelerated depreciation.

▪	States. At the U.S. state level, significant measures to support energy efficiency and renewable energy have been implemented, including as of December 31, 2009, the following:

•	20 states have adopted energy efficiency resource standards, or EERS, and long-term energy savings targets for utilities.
•	29 U.S. states and the District of Columbia have renewable portfolio standards, or RPS, in place, and six states have renewable portfolio goals.

•
14 states have passed legislation enabling a new financing mechanism known as Property Assessed Clean Energy (PACE) Bonds. The bonds provide funds that can be used by commercial and residential property owners to finance efficiency measures and small-scale renewable energy systems.

▪
Economic Stimuli. Governments worldwide have allocated significant portions of economic stimuli to clean energy. The American Recovery and Reinvestment Act of 2009 allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act instituted a grant program that provides cash in lieu of the investment tax credit for eligible renewable energy generation sources which commence construction in 2010.

Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and energy management services. Competitors for contracts in the small commercial businesses marketplace include many local, regional, national and international companies with greater resources than we have.

The domestic energy services market for small commercial businesses is highly fragmented, which we believe, provides a viable point-of-entry for acquiring established, reputable, profitable energy services companies who are seeking access to growth capital and innovative, commercially proven, cost-effective energy efficient technologies.

There are three principal types of energy efficiency companies:

•
Independent Energy Services Companies — Energy efficiency companies such as the Company, which are not associated with an equipment manufacturer, utility or fuel company. Most of these companies are small and focus either on a specific geography or specific customer base.

•
Utility-Affiliated Energy Services Companies – Companies owned by regulated North American utilities, many of which were traditionally focused on the service territories of their affiliated utilities, but have since expanded their geographical markets. Examples include Constellation Energy Projects and Services and ConEdison Solutions.

•
Equipment Manufacturers — Companies owned by building equipment or controls manufacturers. Many of these companies have a national presence through an extensive network of branch offices. Examples include Honeywell, Johnson Controls and Siemens.

Water Recovery

The dewatering business is highly competitive. GFS expects to depend on government contracts for a significant portion of its business. Competition for government contracts depends upon its ability to satisfy bidding requirements, as well as subcontracting requirements in the event that GFS is a subcontractor to a prime contractor. Many larger more well capitalized companies may be able to satisfy the financial, size, equipment, employment, bonding, certification, track record, and other government regulatory requirements more readily than GFS is able to.  Typical competitors are represented by the following companies:

GFS will directly market services to government and other users, and licensing its technology to others. GFS intends to initially focus our efforts on the United States, Europe and the Pacific Rim.

GFS may provide the equipment and training necessary to launch projects while retaining ownership of equipment and intellectual property. By seeking to cultivate strategic relationships with large, established companies in various regions of the world, GFS believes it can grow more quickly than establishing offices throughout the world.

Government and Environmental Regulation

Energy Efficiency

Various regulations will affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government.

Our projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial and local permits are required to construct an energy efficiency project or renewable energy plant.

Water Recovery

GFS’ operations are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; and, transportation and disposal of hazardous substances and materials. GFS is also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay appropriation and/or performance of particular projects and increase related expenses. GFS projects may involve transportation and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be enforced, administered or interpreted, or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations, or to respond to future cleanup matters or other environmental claims.

Intellectual Property

GFS has invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies, and incorporate these technologies into the RDS and the services that GFS offers and provides to its customers. GFS holds a patent, which expires in 2021, that covers the European Union, China, South Africa, Eurasia and New Zealand; a patent pending in the United States, which is expected in the next 12 months; and, a number of other patent applications. GFS believes that it holds adequate rights to all intellectual property used in its business and that it does not infringe upon any intellectual property rights held by other parties.

Employees

As of March 21, 2011, Blue Earth, Inc. had three employees, consisting of its two executive officers and a corporate administrator.  Castrovilla, Inc. had 24 full time, non-union, employees, including its President, John Pink and no part-time employees.  Castrovilla employees include 9 key management, 8 technicians who perform product installation and field service, 4 engaged in sales and marketing and 3 in shop/gasket manufacturing.  The Company expects to continue to use subcontractors and independent consultants until such time as further acquisitions are made.

Item 1A. Risk Factors.

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

Risks Relating to Our Business

Since we have limited operating history, it is difficult for potential investors to evaluate our business.

In August 2010 we spun-off GFS, our wholly-owned operating subsidiary, retaining only a royalty interest.  We completed our initial acquisition as of January 1, 2011.  Therefore, our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities. Prior to our acquisition of Castrovilla, we generated only limited  revenues. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Single source of revenue.

At this point in time, the Company has a single source of revenue from Castrovilla as it has not received any royalty income to date and had an operating loss for 2010.  In addition, we are subject to many business risks, including, but not limited to, unforeseen capital requirements, failure of market acceptance, failure to acquire an operating businesses, and competitive disadvantages against larger and more established companies.  In addition, there can be no assurance that the Company will ever be able to generate sufficient revenues to become profitable.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of Dr. Johnny Thomas, our Chief Executive Officer and John Francis, our Vice President-Corporate Development and Investor Relations.  Both officers are employed under employment contracts at will, and the loss of either of their services and the inability to replace them and/or attract or retain other key individuals, could materially adversely affect us.  If either Dr. Thomas or Mr. Francis were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience.   We do not have key man life insurance policies on our management.

We face risks associated with our international business.

We may establish and expand over time, through acquisitions, international commercial or licensing operations and activities in various countries. These international business operations will be subject to a variety of risks associated with conducting business internationally. We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future, including the following:

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

As of December 31,  2010 we had $3,900,096 cash on hand.  In view of our acquisition strategy we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Compliance with environmental laws could adversely affect our operating results.

Costs of compliance with federal, state, local and other foreign existing and future environmental regulations could adversely affect our cash flow and profitability. We will be required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in connection with energy efficiency products, and we may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our customers, and future changes in environmental laws and regulations could occur. These factors may impose additional expense on our operations.

In addition, private lawsuits or enforcement actions by federal, state, and/or foreign regulatory agencies may materially increase our costs. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities which we may acquire that arranged for the disposal of hazardous substances. Although we will seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

We may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. A delay in obtaining any required environmental regulatory approvals or failure to obtain and comply with them could adversely affect our business and operating results.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with three full-time employees and independent management, as of the date of this report.  In addition to prospective employees hired from companies which we may acquire, we will need to expand our employee infrastructure for managerial, operational, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

In order to manage our future growth, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

Our corporate strategy will not be successful if demand for energy efficiency and renewable energy solutions does not develop.

We believe, and our corporate strategy assumes, that the market for energy efficiency and renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenue from selling into this market will continue to increase with future acquisitions. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our corporate strategy will be unsuccessful and our business will be harmed.

Certain projects we may undertake for our customers may require significant capital, which our customers or we may finance through third parties, and such financing may not be available to our customers or to us on favorable terms, if at all.

Certain energy efficiency projects are typically financed by third parties.  The significant disruptions in the credit and capital markets in the last several years have made it more difficult for customers to obtain financing on acceptable terms or, in some cases, at all.  Any inability by us or our customers to raise the funds necessary to finance our projects, or any inability by us to obtain a revolving credit facility, could materially harm our business, financial condition and operating results.

Our business may be affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.

We expect that our business will be subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenue and operating income in the third quarter is expected to be typically higher, and our revenue and operating income in the first quarter is expected to be typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

Our business depends in part on federal, state and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business.

We depend, in part, on government legislation and policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. The U.S. government and several states support potential customers’ investments in energy efficiency and renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with companies like us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue.

For example, U.S. legislation in 1992 authorized federal agencies to enter into energy savings performance contracts (“ESPCs”), such as those which we may enter into with customers at a later date. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commences prior to the end of 2010 where the project is placed in service by various dates set out in the act. The Internal Revenue Code (the “Code”), currently provides production tax credits for the generation of electricity from wind projects and from LFG-fueled power projects, and an investment tax credit or grant in lieu of such tax credits for investments in LFG, wind, biomass and solar power generation projects. Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.

Prospective customers frequently depend on these programs to help justify the costs associated with, and to finance, energy efficiency and renewable energy projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to obtain project commitments from new customers. A delay or failure by government agencies to administer, or make procurements under, these programs in a timely and efficient manner could have a material adverse effect on our potential customers’ willingness to enter into project commitments with us.

Changes to tax, energy and environmental laws could reduce our prospective customers’ incentives and mandates to purchase certain kinds of services that we may supply, and could thereby adversely affect our business, financial condition and operating results.

A significant decline in the fiscal health of federal, state, provincial and local governments could reduce demand for our energy efficiency and renewable energy projects.

A significant decline in the fiscal health of federal, state or local governmental entities may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.

Our success depends on our ability to provide services and products in a timely manner, which, in part, depends on the ability of third parties to provide us with timely and reliable services and products, such as boilers, chillers, cogeneration systems, PV panels, lighting and other complex components. In providing our services we intend to rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors.

Warranties provided by third-party suppliers and subcontractors typically limit any direct harm we might experience as a result of our relying on their products and services. However, there can be no assurance that a supplier or subcontractor will be willing or able to fulfill its contractual obligations and make necessary repairs or replace equipment. In addition, these warranties generally expire within one to five years or may be of limited scope or provide limited remedies. If we are unable to avail ourselves of warranty protection, we may incur liability to our customers or additional costs related to the affected products and components, including replacement and installation costs, which could have a material adverse effect on our business, financial condition and operating results.

Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services — even if covered by warranties — could adversely affect the quality and performance of our solutions. This could cause us to experience difficulty retaining current customers and attracting new customers, and could harm our brand, reputation and growth. In addition, any significant interruption or delay by our suppliers in the manufacture or delivery of products or services on which we depend could require us to expend considerable time, effort and expense to establish alternate sources for such products and services.

We may need to assume responsibility under customer contracts for factors outside our control, including the risk that fuel prices will increase.

We do not expect to take responsibility under our proposed contracts for a wide variety of factors outside our control. However, we may sometimes need to assume some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds particularly with contracts for renewable energy projects.  Although we intend to structure our contracts so that our obligation to supply a customer with electricity, for example, does not exceed the quantity produced by the production facility, in some circumstances we may commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties.  Despite measures to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.

Our business will depend on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete projects.

The success of our business will depend on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, project and construction management, and business development and sales professionals. In addition, our construction projects require a significant amount of trade labor resources, and other skilled workers, as well as certain specialty subcontractor skills.

Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do.  Our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

We may be unable to complete or operate our projects on a profitable basis or as we have committed to our customers.

Development, installation and construction of energy efficiency and renewable energy projects, and operation of renewable energy projects, entails many risks, including:

•	failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule;

•	failure to obtain all necessary rights to land access and use;

•	failure to receive quality and timely performance of third-party services;

•	increases in the cost of labor, equipment and commodities needed to construct or operate projects;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	shortages of equipment or skilled labor;

•	unforeseen engineering problems;

•	failure of a customer to accept or pay for renewable energy that we supply;

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life;

•	labor disputes and work stoppages;

•	mishandling of hazardous substances and waste; and

•	other events outside of our control.

Any of these factors could give rise to construction delays and construction and other costs in excess of our expectations. This could prevent us from completing construction of projects, cause defaults under financing agreements or under contracts that require completion of project construction by a certain time, cause projects to be unprofitable for us, or otherwise impair our business, financial condition and operating results.

Provisions in government contracts may harm our business, financial condition and operating results.

In the event that we are able to secure contracts with the federal government and its agencies, and with state and local governments, these contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

•	terminate existing contracts, in whole or in part, for any reason or no reason;

•	reduce or modify contracts or subcontracts;

•
decline to award future contracts if actual or apparent organizational conflicts of interest are discovered, or to impose organizational conflict mitigation measures as a condition of eligibility for an award;

•	suspend or debar the contractor from doing business with the government or a specific government agency; and

•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions unique to government contracting.

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. The termination payment is designed to compensate us for the cost of construction plus financing costs and profit on the work completed.

In ESPCs for governmental entities, the methodologies for computing energy savings may be less favorable than for non-governmental customers and may be modified during the contract period. In the event we enter into ESPCs, we may be liable for price reductions if the projected savings cannot be substantiated.

In addition to the right of the federal government to terminate its contracts with us, federal government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a September 30 fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. If one or more of our government contracts were terminated or reduced, or if appropriations for the funding of one or more of our contracts is delayed or terminated, our business, financial condition and operating results could be adversely affected.

Government contracts normally contain additional terms and conditions that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. These include, for example:

•	specialized accounting systems unique to government contracting, which may include mandatory compliance with federal Cost Accounting Standards;

•	mandatory financial audits and potential liability for adjustments in contract prices;

•	public disclosure of contracts, which may include pricing information;

•	mandatory socioeconomic compliance requirements, including small business promotion, labor, environmental and U.S. manufacturing requirements; and

•
requirements for maintaining current facility and/or personnel security clearances to access certain government facilities or to maintain certain records, and related industrial security compliance requirements.

We plan to expand our business in part through future acquisitions, but we may not be able to identify or complete suitable acquisitions.

Acquisitions will be a significant part of our growth strategy. We plan to use acquisitions of companies or technologies to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:

•	the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•	we may find that the acquired company or technologies do not improve market position as planned;

•
we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•
we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in our acquisition arrangements;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.

We cannot assure you that we will successfully integrate or profitably manage any acquired business.  In addition, we cannot assure you that, following any acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify acquisition or that the acquisition will result in increased earnings for us in any future period.  These factors could have a material adverse effect on our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

If the cost of energy generated by traditional sources does not increase, or if it decreases, demand for our services may decline.

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, may reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for our solutions. Any of these developments could have a material adverse effect on our business, financial condition and operating results.

Our activities and operations will be subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.

We will be subject to numerous health and safety laws and regulations in each of the jurisdictions in which we will operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our projects. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

Health and safety laws, regulations and permit requirements may change or become more stringent. Any such changes could require us to incur materially higher costs than we currently have. Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and operating results.

Credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.

To the extent we finance any potential acquisitions with debt instruments, provisions in credit facilities and debt instruments will impose restrictions on our and certain of our subsidiaries’ ability to, among other things:

•	incur additional debt, or debt related to federal projects in excess of specified limits;

•	pay cash dividends and make distributions;

•	make certain investments and acquisitions;

•	guarantee the indebtedness of others or our subsidiaries;

•	redeem or repurchase capital stock;

•	create liens;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	sell, lease or transfer certain parts of our business or property;

•	enter into sale-leaseback arrangements; and

•	merge or consolidate.

These agreements will also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

If our subsidiaries default on their obligations under their debt instruments, we may need to make payments to lenders to prevent foreclosure on the collateral securing the debt.

We intend to form subsidiaries to own and operate acquired companies.  These subsidiaries may incur various types of debt.  This debt may be structured as non-recourse debt, which means it is repayable solely from the revenue of the subsidiary and is secured by such subsidiary’s assets, and a pledge of our equity interests in such subsidiary. Although subsidiary debt is typically non-recourse to the Company, if a subsidiary of ours defaults on such obligations, then we may from time to time determine to provide financial support to the subsidiary in order to avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in the subsidiary. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.

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

We may be  exposed to product liability risks.

The Company’s prospective business may expose it to potential product liability risks that are inherent in the sale of energy efficiency products.  There can be no assurance that product liability claims will not be asserted against the Company.  We plan to have product liability insurance covering sales of any prospective products which we believe will be adequate to cover any product liability exposure we may have.  However, product liability insurance is expensive and we may be unable to obtain sufficient insurance coverage at a reasonable cost to protect us against losses. An individual may bring a product liability claim against us if one of our products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

·	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

·	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

·	damage to our reputation and the reputation of our products, resulting in lower sales;

·	regulatory investigations that could require costly recalls or product modifications;

·	litigation costs; and

·	the diversion of management’s attention from managing our business.

A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

We  may be sued by third parties who claim that our prospective products infringe on their intellectual property rights.

We may be exposed to future litigation by third parties based on claims that our prospective products or activities infringe on the intellectual property rights of others or that the we have misappropriated the trade secrets of others.  Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm the Company’s reputation.  In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on the Company or cause us to curtail or cease its operations:

·	The sale of a product material to our future operations; or
·	Obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

We may be subject to damages resulting from claims that the Company or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Upon completion of any proposed acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors.  Litigation may be necessary to defend against these claims.  Even if we are is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

Rapid technological change could make any products that the Company sells obsolete.

Energy efficiency technologies have undergone rapid and significant change and the Company expects that they will continue to do so.  Any products or technologies that we may acquire may become obsolete or uneconomical before the Company recovers the purchase price incurred in connection with their acquisition.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.  We will need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures.  As a result, we will incur significant legal, accounting and other expenses.  Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent account certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the OTC Bulletin Board or our ability to list our shares on any national securities exchange.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act.  Notwithstanding our diligence, certain internal controls deficiencies may not be detected.  As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.  We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

Risks Related to our Stock

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to execute our business plan and complete prospective acquisitions;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of this resale registration statement);

•	operating results that fall below expectations;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	our inability to develop or acquire new or needed technologies.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our common stock.

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

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, our common stock is available to be traded and is held by a small number of holders, and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns and firms, press releases, road shows and conferences to increase awareness of our business, and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, availability of sellers of our shares.

If an active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account.  Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.  Furthermore, our securities are traded on the OTC Bulletin Board where it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or another national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenues of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The 1,065,000 shares of common stock issued in the 2009 Merger to the former directors and the 6,872,500 shares of common stock issued in our 2009 Private Placement which are currently issued and outstanding, as well as other shares held by former GFS Shareholders were prohibited from being sold for a period of 12 months from when the Company lost its former shell status which ended in November, 2010.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers and/or their affiliates beneficially own or control approximately 17.8% of the common stock. In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of substantially all assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, these persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. As of the date hereof, we had outstanding derivative securities, which if fully exercised would issue 26,621,639 shares of Common Stock, consisting of (i) warrants to purchase 3,335,000 shares of our common stock at an exercise price of $2.00 per share; (ii) outstanding Placement Agent warrants to purchase 107,500 shares of our common stock at an exercise price of $1.25 per share; (iii) outstanding options to purchase 38,500 shares of our common stock at an exercise price of $0.99 per share; (iv) outstanding options to purchase 220,000 shares of our common stock at an exercise price of $0.90 per share; (v) outstanding options to purchase 10,000 shares of our common stock at an exercise price of $1.00 per share; (vi) outstanding Management Warrants issued on September 1, 2010 to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share of which 666,666 shares are vested and exercisable at December 31, 2010; (vii) outstanding performance warrants issued on March 1, 2011 to purchase 2,000,000 shares at $1.25; (viii) an aggregate of 97,791 options issued in connection with the Castrovilla

Acquisition effective January 1, 2011; (ix) outstanding Warrants to purchase 500,000 shares at $1.74 per share granted on December 21, 2010 to a consultant; (x) outstanding options to purchase 30,000 shares of our common stock at an exercise price of $1.70 per share granted on December 14, 2010 to two EEAB Members; (xi) outstanding warrants to purchase 500,000 shares at $1.24 granted on February 24, 2011 to a Board Member under a Consulting Agreement, and (xii) Class A Warrants issuable upon registration with the SEC to all shareholders of record on December 31, 2010 to purchase 5,927,616 shares of common stock at an exercise price of $3.00 per share.  Upon exercise of the Class A Warrants, warrant holders will receive 5,927,616 Class B Warrants to purchase 5,927,616 shares of common stock at an exercise price of $6.00 per share.  Upon exercise the Class B Warrants, warrant holders will receive 5,927,616 Class C Warrants to purchase 5,927,616 shares of common stock at an exercise price of $12.00 per share.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Possible redemption of warrants.

The Company, at its option, may call the 3,335,000 2009 Private Placement Warrants on ten (10) trading days prior to the notice, if the price of the Common Stock trades at $6.00 or greater per share (subject to adjustment) for a period of 20 consecutive trading days ending within five (5) trading days prior to the date on which the notice of redemption is given and the Registration Statement for the underlying shares is declared effective.  In addition, the Company may redeem each of 5,927,616 Class A, B and C Warrants at $.001 per warrant on 20 days’ prior written notice.  However, the Company shall have the option, without further compensation to the holder other than the payment of the redemption price per warrant, to cause any or all of the warrants which were not properly exercised on or before the redemption date to be assigned to one or more third parties (each, a “Standby Purchaser”), effectively immediately upon the redemption date, for the consideration equal to $.001 per non-exercised warrant payable to the Company, and (c) each Standby Purchaser shall have the right to exercise the non-exercised warrants so assigned to such Standby Purchaser through the tenth business day following the redemption date.  Redemption of the warrants could force the holders to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the redemption price, which is substantially less than the market value of the warrants at the time of redemption.

In addition, if the warrants are exercised in response to a redemption notice, then dilution could occur from the widespread conversion or exercise of the warrants.  Further, this may cause significant downward pressure on the price of our Common Stock as holders that elect to convert or exercise their securities may be able to resell the shares of Common Stock issuable upon conversion or exercise of the warrants in the open market.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our company.

Our certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could act as an anti-takeover device.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

Provisions in our charter documents and Nevada law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, as well as provisions of Nevada law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

·	authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

·	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

·
advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

The Company’s executive offices are located at 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052; Tel (702) 263-1808.  The Company entered into a 37 month lease for the facility commencing in December 2010 at a monthly rental of $3,000 for approximately 2,500 square feet of office space.  Castrovilla’s executive offices are located at 253 Polaris Avenue, Mountain View, California under a lease ending on June 30, 2012.  The monthly rental is $5,000 for approximately 7,300 square feet of space, which features one conference room and shop and can accommodate three crews per day manufacturing gaskets.  Castrovilla’s  fixed assets include numerous vehicles; minor machinery and equipment such as gasket welders, a gasket sealing stand and jigs, a fume exhauster and blower, and office equipment.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company.

On or about May 24, 2010, suit was filed against the Company by Michael Whaley, the former Chief Financial Officer of the Company’s former wholly owned subsidiary, GFS, in the District Court of the City and County of Denver. Plaintiff, among other things, alleges breach of contract in connection with a separation and release agreement entered into by GFS following Mr. Whaley’s departure from GFS and is seeking a monetary judgment for more than $100,000. A court date has been set for April 18, 2011.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol BBLU.OB since October 29, 2010.  Prior thereto, from November 23, 2009 through October 28, 2010, it was quoted under the symbol GSFL.OB.  Prior to November 23, 2009, there was no active market for our common stock. As of March 28, 2011, there were 94 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Year ending December 31, 2011
January 1, 2011 through February 28, 2011	$2.10	$1.10
Year Ended December 31, 2010
October 1, 2010 through December 31, 2010	$2.50	$0.40
July 1, 2010 through September 31, 2010	$2.50	$0.21
April 1, 2010 through June 30, 2010	$3.65	$1.02
January 1, 2010 through March 31, 2010	$5.85	$2.60

Year Ended December 31, 2009
November 23, 2009 through December 31, 2009	$6.00	$1.60

The last reported sales price of our common stock on the OTC Bulletin Board on March 28, 2011 was $1.35 per share.

DIVIDEND POLICY

On August 31, 2010, the Board of Directors declared a dividend of one Class A Warrant for every two shares held of record by each shareholder on December 31, 2010 to be issued upon the effective date of a registration statement concerning the warrants and underlying shares of common stock.  However, we have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors”.

Company Overview

Blue Earth, Inc. is engaged in the clean tech industry in general with a focus on the rapidly growing, multi-billion dollar energy efficiency sector.

Blue Earth hired an experienced management team to focus on a mergers and acquisition strategy to acquire, license, develop, market, install and monitor clean-tech related, innovative technologies and energy management systems. Management also intends to accelerate introduction of the acquired technology/products by offering and installing them through energy management service companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service companies, including acquisition agreements and/or joint venture agreements, as may be appropriate, for each company and geographic territory.

In August 2010, the Company sold its wholly-owned subsidiary Genesis Fluid Solutions, Ltd. (GFS) to certain buyers including its former Chairman and interim CEO Michael Hodges as defined by the Stock Purchase Agreement.

Effective January 1, 2011, the Company acquired substantially all of the assets of Castrovilla, Inc. and its affiliate Humitech of Northern California, LLC.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues

The Company recognized no revenue from continuing operations for the ended December 31, 2010 (“Fiscal 2010”) as compared to no revenue from continuing operations for the year ended December 31, 2009 (“Fiscal 2009”). This is primarily due to management’s implementation of its mergers and acquisition strategy whereby thorough due diligence of acquisition candidates and potential partners is necessary.

During Fiscal 2010 and Fiscal 2009, the Company had revenues of $129,089 and $0, respectively, from its discontinued dewatering systems business.  Under the Company’s 6% royalty with Genesis Fluid Solutions, Ltd., its former operating subsidiary, the Company would have received an aggregate of approximately $7,745 if the agreement had then been in place.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,042,107 from continuing operations for Fiscal 2010 as compared to $245,342 for Fiscal 2009.  The increase related to an increase in professional and consultant fees and costs associated with the disposal of discontinued operations during August 2010. Our 2010 general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs. Our 2009 general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs.  Included in general and administrative expense was $457,055 as the value of common stock and warrants issued for services during 2010 compared to $233,900 during 2009.  Excluding non-cash items, the Company’s net loss for the years ended December 31, 2010 and 2009 would have been $1,486,755 and $2,035,827, respectively.

We expect our costs for personnel, consultants and other operating costs to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods due to the acquisition of operating companies during 2011.

Other Income (Expense)

Other income (expense) for Fiscal 2010 was ($468,130) compared to ($22,158) for Fiscal 2009. The increase was primarily attributable to the change to the warrant derivative liability.

Loss from Continuing Operations

The loss from continuing operations for Fiscal 2010 was $1,523,018 compared to a loss of $223,184 for Fiscal 2009. The increase related to an increase in professional and consultant fees and costs associated with the disposal of discontinued operations during August 2010.

Loss from Discontinued Operations

During 2010, we acquired and disposed of a subsidiary. We recorded a loss of $970,614 during the time that we owned the business. We realized a gain of $66,292 upon the disposal of the subsidiary bringing our net loss for discontinued operations up to $904,222 for Fiscal 2010.  Operations for the disposed of subsidiary have been reclassified to discontinued operations for Fiscal 2009. This resulted in a loss from discontinued operations of $2,024,583 for Fiscal 2009.

Net Loss

Net loss for Fiscal 2010 was $2,427,340 of which $904,322 was involved in discontinued operations compared to a net loss of $2,247,767 for Fiscal 2009 of which $2,024,583, is included in loss from discontinued operations. The increased loss was attributable to an increase in general and administrative expenses and the recording of the warrant derivative liability.

Liquidity and Capital Resources

Net cash used in continuing operating activities during Fiscal 2010 totaled $1,354,056 and resulted primarily from the net loss incurred while exploring the acquisition of business acquisitions.

Net cash used in investing activities during Fiscal 2010 totaled $11,021 and resulted from the purchase of property and equipment and net cash used in discontinued investing activities was $24,418 compared with net cash used in discontinued investing activities of $69,721 during Fiscal 2009.

Net cash used in continuing operating activities during Fiscal 2009 totaled $1,744,784 and used in discontinued operations activities was $1,400,297, as a result of a net loss of $2,247,767.

Net cash provided by financing activities during Fiscal 2010 totaled $499,999 and resulted from the sale of our shares of common stock to one investor.  In Fiscal 2009, we had net cash provided by financing activities of $7,973,277 as a result of proceeds from our private placement of $5,935,590 and a bridge loan of $766,250, as well as the settlement of debt and accrued interest.

At December 31, 2010, we had working capital of $2,612,637 including $3,900,096 in cash and cash equivalents compared with working capital of $2,872,580 at December 31, 2009.  We had no revenue generating activities in Fiscal 2010, from continuing operations. Revenues from Castrovilla commenced on January 1, 2011.

The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.  Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through December 2011. We do not have any lines of credit or borrowing facilities to meet our cash needs.  On December 31, 2010, the Company declared a dividend to all shareholders of records on that date.  Each shareholder is entitled to receive upon the effective date of a registration statement with the SEC for each two shares of Common Stock owned one warrant to purchase one share of the Company’s common stock and one Class B Warrant at an exercise price of $3.00 that expires three years after issuance.  Upon exercise of each Class B Warrant exercisable for three years at an exercise price of $6.00 each warrantholder shall exercise one share of Common Stock and one Class C Warrant.  Upon exercise of each Class C Warrant at an exercise price of $12.00 per share, each warrantholder shall receive one share of Common Stock. Any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for Fiscal 2010.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Earth Inc.

We have audited the accompanying consolidated balance sheet of Blue Earth Inc. and Subsidiary (the “Company” as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the year ending December 31, 2010. The financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth Inc. and Subsidiary as of December 31, 2010  and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’S LLC

Lake & Associates, CPA’s LLC
Schaumburg, Illinois
March 21, 2011

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

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 14, 2010

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$3,900,096	$4,758,852
Prepaid expenses	38,039	-
Total Current Assets	3,938,135	4,758,852

PROPERTY AND EQUIPMENT, net	10,932	-
OTHER ASSETS
Deposits	3,000	-
Net assets of discontinued operations	-	1,079,308
Total Other Assets	3,000	1,079,308

TOTAL ASSETS	$3,952,067	$5,838,160

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Net liabilities of discontinued operations	$-	$1,072,986
Warrant derivative liability	1,288,159	804,718
Accounts payable and accrued expenses	37,339	8,568

Total Current Liabilities	1,325,498	1,886,272

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, zero
shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 11,855,232 and 17,668,500
shares issued and outstanding, respectively	11,855	17,669
Additional paid-in capital	11,259,953	10,152,118
Accumulated deficit	(8,645,239)	(6,217,899)
Total Stockholders' Equity	2,626,569	3,951,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,952,067	$5,838,160

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009
REVENUES	$-	$-
OPERATNG EXPENSES
General and administrative	1,042,107	245,342
Total Operating Expenses	1,042,107	245,342

LOSS FROM OPERATIONS	(1,042,107)	(245,342)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(483,441)	21,960
Interest income	15,311	198
TOTAL OTHER INCOME (EXPENSE)	(468,130)	(22,158)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,510,237)	(223,184)
INCOME TAX EXPENSE	(12,781)	-

LOSS FROM CONTINUING OPERATIONS	(1,523,018)	(223,184)
DISCONTINUED OPERATIONS: GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	66,292	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(970,614)	(2,024,583)

Net loss from discontinued operations, net of income taxes	(904,322)	(2,024,583)

NET LOSS	$(2,427,340)	$(2,247,767)

OTHER COMPREHENSIVE INCOME (LOSS):
Gain (loss) on foreign currency translation	-	10,867

COMPREHENSIVE LOSS	$(2,427,340)	$(2,236,900)
BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.10)	$(0.02)
Discontinued Operations	(0.06)	(0.17)
Net Loss	$(0.16)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,201,303	12,050,759

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Changes in Stockholders' Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2008	10,000,000	$10,000	$2,486,609	$(10,867)	$(3,970,132)	$(1,484,390)
Principal stockholder contribution of cash
derived from sale of common shares of
Company stock	-	-	491,374	-	-	491,374
Principal stockholder issuance of common
shares on behalf of Company
to settle debt and accrued interest	-	-	770,063	-	-	770,063
Principal stockholder issuance of common
shares on behalf of Company
for loan origination fees	-	-	265	-	-	265
Common shares returned to treasury and canceled	(1,232,730)	(1,233)	1,233	-	-	-
Common shares returned in exchange
for stock options issued	(1,972,000)	(1,972)	1,972	-	-	-
Common shares issued to settle
debt and accrued interest	101,730	102	142,312	-	-	142,414
Common shares issued for nominal
cash and services	2,584,000	2,584	23,256	-	-	25,840
Consideration paid by stockholders, on behalf of Company
to service providers	-	-	25,000	-	-	25,000
Consideration paid by stockholders, on behalf of Company
to settle accounts payable	-	-	125,000	-	-	125,000
Common shares issued pursuant
to recapitalization	1,160,000	1,160	(1,160)	-	-	-
Common shares and warrants issued
under private placement, net of offering costs	6,150,000	6,150	5,903,600	-	-	5,909,750
Common shares and warrants issued
for conversions of bridge notes payable	877,500	878	775,372	-	-	776,250
Stock option expense	-	-	233,900	-	-	233,900
Reclassification of warrants from equity
to a liability	-	-	(826,678)	-	-	(826,678)
Foreign currency translation gain	-	-	-	10,867	-	10,867
Net loss for the year ended
December 31, 2009	-	-	-	-	(2,247,767)	(2,247,767)
Balance, December 31, 2009	17,668,500	17,669	10,152,118	-	(6,217,899)	3,951,888
Common shares issued for consulting Services	83,000	83	41,417	-	-	41,500
Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	-	8,467
Common shares canceled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-	-
Stock option expense	-	-	415,555	-	-	415,555
Stock warrant liability contributed
by shareholders	-	-	136,500	-	-	136,500
Common shares issued for cash	434,782	434	499,565	-	-	499,999
Net loss for the year ended
December 31, 2010	-	-	-	-	(2,427,340)	(2,427,340)
Balance, December 31, 2010	11,855,232	$11,855	$11,259,953	$-	$(8,645,239)	$2,626,569

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(fka Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(3,587,553)	$(223,184)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and warrants issued for services	1,617,268	233,900
Warrant derivative liability	483,441	(21,960)
Depreciation	89	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(41,039)	-
Accounts payable and accrued expenses	173,738	11,244

Net Cash Used in Continuing Operating Activities	(1,354,056)	-
Net Cash Provided by (Used in) Discontinued Operating Activities	81,382	(1,737,841)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,021)	-

Net Cash Used in Investing Activities	(11,021)	-
Net Cash Used in Discontinued Investing Activities	(24,418)	(69,721)

FINANCING ACTIVITIES
Proceeds from common stock and warrants, net of offering costs in 2009	499,999	5,909,750
Advances to subsidiary included in financing activities of discontinued operations	-	(1,150,898)

Net Cash Provided by Financing Activities	499,999	4,758,852
Net Cash Provided by (Used in) Discontinued Financing Activities	(50,642)	1,902,679

Effect of exchange rate changes on cash	-	10,867

NET INCREASE (DECREASE) IN CASH	(858,756)	4,864,836
CASH AT BEGINNING OF YEAR	4,758,852	9,076

CASH AT END OF YEAR (Includes $115,060 of cash
included in net assets of discontinued operations in 2009)	$3,900,096	$4,873,912

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$111,847
Income taxes	12,781	-

NON CASH FINANCING ACTIVITIES:
Liability paid on behalf of the Company by a shareholder	$8,467	$-
Reclassification of warrant derivative liability to (from) additional paid-in capital	$136,500	$(826,678)

NON CASH FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	$-	$974,338

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1. Nature of Operations and Recapitalization

Overview
On October 4, 2010, the Board of Directors of the Company and in excess of a majority of the outstanding shares of Common Stock approved the Company’s reincorporation in Nevada.  The reincorporation was effected by Genesis Fluid Solutions Holdings, Inc., a Delaware corporation merging with and into a newly formed Nevada corporation named Blue Earth Inc.  The parent Company’s new name was effective as of October 21, 2010.  However, the Company completed its reincorporation in Nevada on October 29, 2010 following FINRA approval.  Effective October 29, 2010 the Company’s trading symbol on the OTC Bulletin Board was changed from GSFL to BBLU.

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

At the closing of the Merger, each share of Genesis Ltd. common stock that was issued and outstanding immediately prior to the closing of the Merger was exchanged for ten shares of Holdings’ common stock. This transaction was treated as a recapitalization of Genesis Ltd. with 1,160,000 common shares deemed issued to the pre-merger stockholders of Holdings. Subsequent to the merger, but prior to the same day closing of the first tranche of a private placement of common stock and warrants, the stockholders of Genesis Ltd. had approximately 89% voting control of the Company. The accounting effects of the recapitalization are reflected retroactively for all periods presented in the accompanying consolidated financial statements and footnotes.

Blue Earth, Inc. (“Holdings” or the “Company”) is an environmental company that seeks to own and operate energy management and conservation technologies and businesses.

Note 2. Significant Accounting Policies

Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments and assumptions. Management believes that the estimates, judgments and assumptions upon which they rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates include the estimates of depreciable lives and valuation of property and equipment, valuation and amortization periods of intangible assets, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.

Principles of Consolidation
For 2010 consolidated financial statements reflect the financial position and operations of the Company and its wholly owned subsidiary, Blue Earth Tech, Inc.  For the year ended December 31, 2009, the consolidated financial statements included the accounts of Genesis Fluid Solution Holdings, Inc. (now known as Blue Earth, Inc.) and its wholly-owned subsidiary Genesis Ltd. which is presented as discontinued operations.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010.

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 2. Significant Accounting Policies (Continued)

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

Revenue Recognition
The Company generates revenues from professional services contracts. Customers are billed, according to individual agreements. Revenues from professional services are recognized on a completed-contract basis, in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts.” Under the completed-contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete when all costs except insignificant items have been incurred and final acceptance has been received from the customer. Corporate general and administrative expenses are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as incurred.

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

Advertising
The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720.35.25, advertising costs are charged to operations when incurred. Advertising costs aggregated $46,590 and $3,216 for the years ended December 31, 2010 and 2009, respectively.  The 2009 expense has been included in loss from discontinued operations.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2010, the tax years 2007 through 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 2. Significant Accounting Policies (Continued)

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

Basic and Diluted Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Options to purchase 381,291 common shares and warrants to purchase 11,610,116 common shares were outstanding at December 31, 2010, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Reclassifications
Certain amounts in the accompanying 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.  All 2009 amounts in the Statement of Operations relating to the sold subsidiary, Genesis Ltd. have been reclassified to Loss from Discontinued Operations (See Note 10).

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 2. Significant Accounting Policies (Continued)

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

Research and Development
In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $-0- and $4,735 for the years ended December 31, 2010 and 2009, respectively.  The 2009 expense has been included in Loss from discontinued operations.

Recent Accounting Pronouncements
During the years ended December 31, 2010 and 2009 the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit  on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 2. Significant Accounting Policies (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

Note 3. Fair Value of Financial Instruments

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

Liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2010 and 2009.

	Total Carrying
	Value at	Fair Value Measurements at December 31, 2010
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$1,288,159	$-	$-	$1,288,159

Total
Carrying
	Value at	Fair Value Measurements at
	December 31,	December 31, 2009
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:	$-	$-	$-	$-
Patents	-	-	-	-
Patents pending	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:	-	-	-	-
Warrant derivative liability	$804,718	$-	$-	$804,718

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following is a summary of activity of Level 3 assets for the year ended December 31, 2009:

Balance at December 31, 2008	$152,589
Patent costs	21,799
Amortization expense	(4,415)
Impairment loss recognized	(169,973)

Balance at December 31, 2009	$-

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2010 and 2009:

Warrant liability upon issuance	$826,678
Change in fair value 2009	(21,960)
Balance at December 31, 2009	804,718
Change in fair value 2010	483,441

Balance at December 31, 2010	$1,288,159

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2010:

Assumptions	December 31, 2009	December 31, 2010
Expected term (years)	1.8 – 3.0	1.0 –2.0
Expected volatility	120%	214.0%
Risk-free interest rate	1.14% – 1.70%	.42% – .47%
Dividend yield	0.00%	0.00%

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

There were no changes in the valuation techniques during the years ended December 31, 2010 and December 31, 2009.

Note 4. Commitments and Contingencies

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with John C. Francis, as Vice-President, Corporate Development and Investor Relations of the Company.  Mr. Francis’s base salary is Seventy-Five Thousand Dollars ($75,000.00) per annum.  See Note 9: Subsequent Events for information concerning amendments to these employment agreements.

In excess of a majority of the securities issued by the Company pursuant to its Private Placement Memorandum dated as of June 25, 2009, have waived any and all past, present and future rights they may have under their Registration Rights Agreement with the Company.  Once the Board of Directors decided on a new strategy in the summer of 2010 they determined that it would not be in the Company’s best interest to continue to pursue the effectiveness of its pending registration statement, which it has withdrawn, as the holders will be eligible for sales under Rule 144 commencing in November 2010.  Accordingly, $136,500 of accrued and unpaid fees has been recorded as contributed capital.

Legal Matters
The former chief financial officer of our former subsidiary, Genesis Fluid Solutions, Ltd., has claimed breach of his separation agreement. The Company has made certain counterclaims. On or about May 28, 2010, both the Company and Genesis Ltd. were served with a Summons and Complaint in the state of Colorado. A court date has been set for April 18, 2011.

Note 5. Stockholders’ Equity

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

Sale of Subsidiary
On August 27, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”).  Pursuant to the SPA, the Buyers who signed the SPA, including Michael Hodges, the former Chairman and Interim Chief Executive Officer of the Company, purchased from the Company on or before August 31, 2010, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (GFS), its wholly-owned subsidiary.  The Purchase Price for GFS was (a) an aggregate of 6,331,050 shares of Common Stock of the Company to be cancelled including, an aggregate of 1,300,000 shares of Common Stock of the Company held under an Escrow Agreement dated October 30, 2009 among the Company, GFS, Michael Hodges, and Sichenzia Ross Friedman Ference LLP, as escrow agent; (b) an aggregate of approximately 3,011,000 options and warrants of the Company to be cancelled; and (c) GFS’s payment to the Company of a six (6%) percent royalty beginning August 8, 2010, on all gross revenues derived from (i) dewatering operations (exclusive of payments to subcontractors) and (ii) the sale, lease or licensing arrangements of the Rapid Dewatering System and/or any of the dewatering boxes of GFS and its affiliates until the Company receives $4,000,000 and a royalty of three (3%) percent of gross revenues thereafter not to exceed a cumulative royalty of $15,000,000 (the “Royalty”).

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5. Stockholders’ Equity (Continued)

Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock having a par value of $0.001 per share, of which none was issued and outstanding at December 31, 2010 and December 31, 2009.

Common Stock
The Company is authorized to issue up to 100,000,000 shares of common stock having a par value of $0.001 per share, of which 11,855,232 and  17,668,500 shares were issued and outstanding at December 31, 2010 and 2009, respectively.

For the purpose of recording certain equity transactions, the Company obtained an independent certified valuation report of the value of its common stock for May 11, 2009 of $0.01 per share and for October 30, 2009 of $0.50 per share.

During the period from January 6, 2009 through July 11, 2009, Michael Hodges, the Company’s former Chief Executive Officer and a Director of the Company, sold 187,730 shares of Company common stock owned personally by him to third-party investors for cash proceeds of $491,374, which was then contributed to Company.

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5. Stockholders’ Equity (Continued)

Common Stock (Continued)

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

Following the closing of the Merger through December 29, 2009, the Company accepted subscriptions for an aggregate of 246 units in a private placement (each unit consisting of 25,000 shares of common stock and three-year warrants to purchase 12,500 common shares at an exercise price of $2.00 per share) at a price of $25,000 per unit for gross proceeds of $6,150,000. As a result, the Company issued (i) 6,150,000 common shares and (ii) warrants to purchase 3,075,000 common shares. In connection with the private placement, the Company paid $240,250 in offering costs and issued two-year warrants to purchase an aggregate of 107,500 common shares, exercisable at $1.25 per share, to placement agents. All of the shares of common stock issued in the private placement as well as the shares of common stock underlying the warrants issued in the private placement and the shares of common stock underlying the placement agents’ warrants are subject to a registration rights agreement. In addition, so long as the underlying shares of common stock are registered in an effective registration statement, if and when shares of the common stock are trading at or above $3.50 per share for 20 consecutive trading days, we will have the option to redeem the three-year warrants from the investors for a purchase price of $0.001 per share. A holder of three-year warrants will have 10 days following notice to convert their warrants or we may retire the warrants upon the payment of $0.001 per share underlying each warrant. All of the warrants contain a cashless exercise provision whereby if at any time after twelve (12) months from the issuance date of the warrants there is no effective  registration statement registering or no current prospectus available, for the resale of the shares of warrant stock issuable, then the holder may cashless exercise the warrants. All of the warrants contain a price protection provision whereby if from the warrant issuance date and through the earlier to occur of: (i) first anniversary of the date of issuance and (ii) the date there is an effective registration statement on file with the Securities and Exchange Commission covering the resale of all the shares of warrant stock and all the shares of common stock issued in the offering the Company issues or sells any shares of common stock or securities convertible into common stock, other than an exempt issuance, as defined in the warrant, for consideration per share of common stock less than $1.00, then immediately after such dilutive issuance, the warrant price then in effect shall be reduced to an amount equal to the new issuance price multiplied by two. Due to the price protection clause, the warrants are deemed a derivative and, therefore, were reclassified from equity to a warrant derivative liability on each date of issuance resulting in an aggregate amount of $826,678 being reclassified.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5. Stockholders’ Equity (Continued)

Common Stock (Continued)

On March 19, 2010, the Company issued 83,000 common shares to a consultant for services valued at $41,500.  On August 7, 2010, 6,331,050 common shares were cancelled upon sale of the subsidiary Genesis Fluid Solutions.  On December 31, 2010, 434,782 shares of the Company’s stock were issued for cash of $499,999 in a private placement.

A summary of the Company’s warrant activity during the years ended December 31, 2010 and December 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2008	3,520,000	$1.98	--	$--
Granted	--	--	--
Exercised	--	--	--
Expired	--	--	--
Balance Outstanding, December 31, 2009	3,520,000	1.98	2.90	$--
Granted	8,427,616	2.45	0.88
Exercised	--	--	--	--

Forfeited	(77,500)	2.00	1.90

Balance Outstanding December 31, 2010	11,870,116	$2.31	2.78	$2,210,625
Exercisable, December 31, 2010	10,536,782	$2.48	2.78	$877,291

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5. Stockholders’ Equity (Continued)

Common Stock (Continued)

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

On June 12, 2010 the Company issued options to purchase 10,000 shares of the Company’s common stock to a consultant.  The options are exercisable at a strike price of $1.00.  The options expire ten years from the date of issuance.

On September 1, 2010 the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to two officers of the Company.  The options are exercisable at a strike price of $1.00.  The options expire ten years from the date of issuance.  On the date of issuance, 200,000 of the warrants vested.  On October 31, 2010, an additional 300,000 warrants vested.  The remaining warrants vest equally over three years.

On December 14, 2010 the Company issued options to purchase 30,000 shares of the Company’s common stock to consultants.  The warrants are exercisable at a strike price of $1.70.  The options expire ten years from the date of issuance.

On December 27, 2010 the Company issued warrants to purchase 500,000 shares of the Company’s common stock to a consultant.  The warrants are exercisable at a strike price of $1.74.  The options expire two years from the date of issuance.

The above-mentioned options and warrants were valued using the Black-Scholes option pricing model with the following assumptions:  4.32%-0.71% risk free rate, stock price on the date of issuance of $1.30-$2.50, stock price of $1.50-$1.74, and volatility of 216.67%.  The total value for the 1,245,166 vested options and warrants expensed during the year ended December 31, 2010 was $1,575,768 and was recorded to consulting fees.

On December 31, 2010 the Company declared a dividend to all shareholders of record on that date.  Each shareholder is entitled to receive upon the effective date of a registration statement with the SEC one warrant to purchase the Company’s common stock at an exercise price of $3.00 that expire ten years after issuance.  Due to the fact that the Company has an accumulated deficit, the dividend was accounted for as a return of capital and recorded as a reduction to additional-paid in capital.

The total fair value of stock warrant and option awards (not including those issued in exchange for common stock returned to the Company) granted to employees during the years ended December 31, 2010 and 2009 was $3,167,745 and $251,871, respectively, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $1,532,803 and $233,900 for the years ended December 31, 2010 and 2009, respectively, in connection with these stock warrants and options.

As of December 31, 2010, 4,145,709 shares were remaining under the 2009 Plan for future issuance.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5. Stockholders’ Equity (Continued)

Common Stock (Continued)

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2010 and 2009. There were no options granted during 2010:

	December 31,	December 31,
	2010	2009
Expected term (years)	1.0 – 10.0	5.0 – 10.0
Expected volatility	216%	120%
Weighted-average volatility	216%	120%
Risk-free interest rate	0.71% – 4.32%	2.31% – 3.41%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

A summary of the Company’s stock option activity during the years ended December 31, 2010 and 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2008	—	—	—
Granted	3,222,000	$0.94	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance Outstanding, December 31, 2009	3,222,000	0.94	9.8	—
Granted	298,500	1.26	10
Exercised	--	--	--
Forfeited	(3,222,000)	0.94	9.8
Expired	--	--	--

Balance Outstanding, December 31, 2010	298,500	$1.00	9.8	$299,885

Exercisable, December 31, 2010	298,500	$1.00	9.8	$299,885

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 5. Stockholders’ Equity (Continued)

Common Stock (Continued)

The weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2010 and 2009 was $1.68 and $0.40, respectively. The Company expects all non-contingent outstanding employee stock options to eventually vest.

As of December 31, 2009, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $297,337, of which $17,972 is expected to be recognized over a weighted-average period of 0.3 years and $279,365 shall be recognized upon the satisfaction of a contingency.

As of December 31, 2010, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $1,609,949, which is expected to be recognized over the respective vesting periods which extend through 2013.

Other Stock-Based Option Awards to Nonemployees
On July 30, 2008, as part of a secured promissory note, the Company granted an option to purchase, for a period of one year after the repayment of the loan and interest (which occurred on August 31, 2009), shares of common stock of the Company, up to a total of the amount of the note, interest paid on the note and a premium of $40,000 (approximately $280,000 in total), at a rate of $1 per share. As of December 31, 2010, the option has not yet been exercised.

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary. The amounts provided for income taxes are as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Current (benefit) provision: federal	$—	$—
Current (benefit) provision: state	—	—
Total current provision	—	—
Deferred (benefit) provision	—	—
Deferred (benefit) provision relating to reduction of valuation allowance	—	—
Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$—	$—

Note 6. Income Taxes

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$2,163,386	$1,315,280
Accrued severance	---	26,341
Impairment — patents and patents pending	---	63,961
Stock-based compensation	(637,888)	88,017
	1,525,498	1,493,599
Less: valuation allowance	1,525,498	(1,473,655)
Total deferred tax assets	---	19,944

Deferred tax liabilities:
Depreciation	---	(11,680)
Other temporary differences	---	(8,264)
Total deferred tax liabilities	---	(19,944)

Total net deferred tax assets (liabilities)	$—	$—

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 6. Income Taxes (Continued)

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2010 and 2009 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2010. The net changes in the valuation allowance during the year was a decrease of $51,843 in 2010 and an  increase of $885,474 in 2009.

At December 31, 2010, the Company had $6,528,298 of net operating loss carryforwards which will expire in various years through 2030. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses may be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Federal tax rate applied to loss before income taxes	34%	34.0%
State income taxes, net of federal benefit	3.5%	3.5%
Permanent differences	-0.9%	-0.9%
Change in valuation allowance	-39.4%	-39.4%
Other	2.8%	2.8%
Income tax expense (benefit)	0.0%	0.0%

Note 7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2010 and 2009, there was $3,637,765 and $4,508,514, respectively, in excess of insurable limits.

Note 8. Related Party Transactions

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 8. Related Party Transactions (Continued)

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with John C. Francis, as Vice-President, Corporate Development and Investor Relations of the Company.  Mr. Francis’s base salary is Seventy-Five Thousand Dollars ($75,000) per annum.  All other terms of employment and compensation are the same as set forth in Dr. Thomas’ agreement described above.

On November 28, 2008, the Company entered into a loan agreement with Maria Hodges, the wife of the Company’s  then Chief Executive Officer, Michael Hodges for $9,800. The note bore an annual 4.29 percent interest rate and was due on November 28, 2018. The note does not have any conversion feature and was unsecured. Accrued and unpaid interest was due at the termination of the loan. At December 31, 2008, no principal or interest had been paid on the note.  During 2009, principal and accrued interest on this note was paid in full.

On September 29, 2008, the Company entered into a loan agreement with Maria Hodges, wife of the Company’s then Chief Executive Officer  Michael Hodges for $9,000. The note bore an annual 4.29 percent interest rate and was due on September 29, 2019. The note does not have any conversion feature and was unsecured. Accrued and unpaid interest was due at the termination of the loan. At December 31, 2008, no principal or interest had been paid on the note.  During 2009, principal and accrued interest on this note was paid in full.

On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently, in combination with his separation, was revised to a 15 percent interest rate and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. At December 31, 2008, $37,500, respectively, had been repaid under the note. At December 31, 2009, $12,500 of principal plus accrued interest was due on the note. On September 17, 2009, Michael Whaley, the former chief financial officer of the Company, resigned. As part of his separation agreement and in exchange for mutual releases, the Company is required to deliver the following to Mr. Whaley after completion of the Merger: (i) $40,000 in cash, (ii) $30,000 shares of common stock of the Company, and (iii) payment of all amounts due under his loan agreement. As of December 31, 2009, all of the amounts due under the separation agreement were outstanding as the separation agreement is in dispute (See Note 4).

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

Note 9. Subsequent Events

On December 30, 2010, Castrovilla Energy, Inc., a recently formed California subsidiary of Blue Earth, Inc. (the “Company”) entered into agreements, subject to final Board approval, to acquire substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (the “Castrovilla Acquisition”).  Founded in 2004, Castrovilla based in Mountain View, California, had approximately $3.5 million in unaudited revenues in 2010, which is more than twice its 2008.  Castrovilla serves approximately 5,400 small commercial businesses in Northern California with its 25 employees.  Castrovilla manufactures, sells and installs commercial refrigerator and freezer gaskets and sells and installs motors and controls.  Castrovilla’s strategy is to sell lighting and HVAC bundled retrofits to its customer base.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 9. Subsequent Events (Continued)

Castrovilla participates in several ratepayer funded utility energy efficiency rebate programs, both through third-party programs and through its own small commercial business program, Keep Your Cool.  In 2008, Castrovilla acquired the assets of Bay Area Refrigeration, a fully licensed commercial refrigeration contractor that has serviced the San Francisco Bay Area for nearly 30 years.  Since 2009, Castrovilla has operated an online store to sell a variety of refrigeration products on both a wholesale and retail basis.

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt and the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $450,000, or $1.68 per share, the average closing price of the Company’s Common Stock from September 1-23, 2010 when the terms of the transaction were agreed to.  The Company also assumed trade debt of approximately $121,000.  Humitech will remain an unaffiliated non-operating entity in order to pay its other liabilities with the proceeds of the shares received from the Company, as well as from an inter-company note in the amount of $356,707 from Castrovilla, Inc.

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (“BEEMS”) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011, subject to final Board approval which was obtained on January 18, 2011. CEI has merged with and into Castrovilla, Inc. which will continue its existence as a wholly-owned California subsidiary of BEEMS.  The APA and the Plan have been filed as Exhibits to this Annual Report.

Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share or $1,700,000 to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements.  The two Castrovilla, Inc. stockholders, John Pink, who will continue as President of Castrovilla, Inc. and Adam Sweeney, together with Humitech (the “Stockholders”) cannot sell any of the Company Shares for a six-month period beginning on January 1, 2011 and ending 2½ years thereafter, the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”).  The Company guaranteed to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement.

The Stockholders and the Company will share equally the profits, if any, from the sale of shares and/or profits from sales above $3.36 per share during the Lock-up Period.  Any deficit from sales below $1.68 per share and/or profits from sales above $3.36 per share shall be paid (i) 50% in cash, and (ii) the remaining 50% in either cash or shares of Common Stock of the Company (at their then current fair market value, or any combination thereof, at the sole discretion of the party making the payment).

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is below agreed to budgeted amounts of $722,000 of EBITDA per year for each of the fiscal years ending December 31, 2011, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.

In addition, under the Plan, the Company paid $50,000 to an unaffiliated third party for an existing obligation of Castrovilla, Inc.

The completion of the above described Castrovilla Acquisition was completed on January 19, 2011 with an effective date of January 1, 2011.  Pursuant to the terms and conditions of the Plan described in Item 1.01 above and incorporated by reference herein, Castrovilla Energy, Inc., a wholly-owned subsidiary of the Company, was merged with and into Castrovilla, Inc., the Surviving Corporation, on January 21, 2011.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 9. Subsequent Events (Continued)

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and determined that there are no additional events to report.

On March 1, 2011, the Board of Directors of the Company amended the employment agreements of Dr. Johnny R. Thomas and John C. Francis.  Each of their employment agreements dated September 1, 2010 were amended effective February 1, 2011, to increase their annual salaries by $75,000.  Johnny R. Thomas’s salary increased from $99,000 to $174,000 and John Francis’s salary from $75,000 to $150,000.

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will only vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share.

Any warrants not vested for one milestone period are added on a cumulative basis to the following increment for potential vesting at the next milestone.  In the event that an officer is terminated without cause: (i) he shall review a cash settlement of $75,000, and (ii) 50% of all unvested warrants issued under his employment agreement, as amended, shall vest immediately.  Except as set forth herein, the respective employment agreements remain unchanged and in full force and effect.

Note 10. Discontinued Operations

On August 27, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”).  Pursuant to the SPA, the Buyers who signed the SPA, including Michael Hodges, the former Chairman and Interim Chief Executive Officer of the Company, purchased from the Company on or before August 31, 2010, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (GFS), its wholly-owned subsidiary.  The Purchase Price for GFS was (a) an aggregate of 6,331,050 shares of Common Stock of the Company to be cancelled including, an aggregate of 1,300,000 shares of Common Stock of the Company held under an Escrow Agreement dated October 30, 2009 among the Company, GFS, Michael Hodges, and Sichenzia Ross Friedman Ference LLP, as escrow agent; (b) an aggregate of approximately 3,011,000 options and warrants of the Company to be cancelled; and (c) GFS’s payment to the Company of a six (6%) percent royalty beginning August 8, 2010, on all gross revenues derived from (i) dewatering operations (exclusive of payments to subcontractors) and (ii) the sale, lease or licensing arrangements of the Rapid Dewatering System and/or any of the dewatering boxes of GFS and its affiliates until the Company receives $4,000,000 and a royalty of three (3%) percent of gross revenues thereafter not to exceed a cumulative royalty of $15,000,000 (the “Royalty”).

The closing of the Stock Purchase Agreement occurred on August 31, 2010, at which time the Company: (i) received of all of the certificates representing the Company Shares, Options, Warrants, and Escrowed Shares (each, as defined in the Stock Purchase Agreement) issued to the Buyers, (ii) entered into an agreement regarding the assignment of the Royalty by GFS and its successors and assigns to the Company, and all other closing conditions were satisfied.  Following the closing, GFS ceased to be a wholly-owned subsidiary of the Company and the Buyers, collectively, became the owners of one hundred percent (100%) of the issued and outstanding capital stock of GFS. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of GFS as discontinued.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 10. Discontinued Operations (Continued)

Net assets of discontinued operations consist of the following at December 31, 2009:

Cash	$115,060
Costs in excess of billings on uncompleted contracts	59,506
Prepaid expenses and other current assets	185,273
Total current assets of discontinued operations	359,839
Property and equipment, net	719,469
Total assets of discontinued operations	$1,079,308

Net liabilities of discontinued operations consist of the following at December 31, 2009:

Accounts payable	$73,638
Accrued expenses	476,800
Billings in excess of costs on uncompleted contracts	201,219
Equipment payable	84,795
Settlement due to vendor, current portion	84,667
Loan payable	68,076
Obligations under capital leases, current portion	59,216
Convertible notes payable	10,000
Notes payable — related parties	14,575
Total current liabilities of discontinued operations	$1,072,986

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is certain information regarding our executive officers and directors. Each of the directors listed below was elected to our board of directors to serve until our next annual meeting of stockholders or until his (her) successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors. The following table sets forth information regarding the members of our board of directors and our executive officers:

Name	Age	Position with the Company
Laird Q. Cagan	52	Chairman of the Board of Directors
Johnny R. Thomas, Ph.D.	69	Chief Executive Officer, President and a Director
John C. Francis	61	Vice President of Corporate Development and Investor Relations

Laird Q. Cagan, Director. Mr. Cagan has served as a director of the Company since February 21, 2011.  He is an investor in the Company who has served as a director and officer of several publicly traded companies, and also has 20 years of experience in investing in and building high growth technology companies as well as 5 years in the investment banking industry.  He is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”) a private investment firm and merchant bank he founded in 1990.  During the 1990’s he invested in and helped build 15 high tech companies with over $500 million of equity capital invested in those companies.  Since 2000, CMCP has founded, funded and taken public 10 companies in a variety of industries including energy, alternative energy, healthcare, information technologies, and environmental.  CMCP portfolio companies have raised over $600 million of equity capital and over $2 billion of capital has been invested in those companies or their projects.  Mr. Cagan previously worked for the two of the largest investment banks in the world, Goldman, Sachs & Co. and Drexel Burnham Lambert.  In all, he was involved in over 30 transactions valued at more than $15 billion, bankruptcy work-out transactions of more than $2 billion, and a variety of equity, high-yield bond and senior debt financings.  Mr. Cagan was the founding Chairman of Evolution Petroleum Corporation (AMEX: EPM), a company he founded to develop mature oil & gas fields with advanced technologies.  He is a director of Calpian, Inc. (CLPI.OB) and Career College Holding Co., Chairman of Global Carbon Group, and a former director of AE BioFuels, Inc. (AEBF.PK) and Camac Energy, Inc. (AMEX: CAK). Mr. Cagan is licensed with FINRA under Series 24, 7 and 63, and is currently a registered representative and Managing Director of Colorado Financial Services Corporation (“CSFC”), a FINRA-licensed Broker-Dealer.  CFSC is not affiliated with CMCP.

Mr. Cagan attended M.I.T. and received a BS, MS and MBA from Stanford University.  He is a graduate of the UCLA Director’s Training Program.  He is the founding Chairman of the SF Bay chapter of the Young Presidents’ Organization.  He is a former member of the Stanford University Athletic Board and is a member of the Olympic Club, the oldest athletic club in America.

Johnny R. Thomas, Chief Executive Officer and President.  Dr. Thomas has been a director of the Company since February 22, 2011.  He has been employed by the Company since September 1, 2010.  Prior thereto, he served as Chairman of the Board, Chief Executive Officer and President of Consolidation Services, Inc. (OTCBB:CNSV) from that company’s inception on January 26 ,2007 until April 2, 2010.  The company was engaged in the acquisition of land and mineral rights in Eastern Kentucky and is now engaged in oil and gas production. For more than the past five years, Dr. Thomas has also been self employed as an investor in securities, real estate and limited custom home development. Since January 2000, Dr. Thomas has been a managing member of Falcon Financial Group, LLC, financial consultants; which has suspended its operations as of December 31, 2008 and is inactive at this time. Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

John C. Francis, Vice President of Corporate Development and Investor Relations.  Mr. Francis has been employed by the Company since September 2010.  Prior thereto, he served as Vice President, Chief Financial Officer and a director of Consolidation Services, Inc. from its formation on January 26, 2007, and as Secretary/Treasurer from September 16, 2008 until April 2, 2010. John C. Francis is an entrepreneur, investor and founder, director and executive officer of several publicly traded and privately-held companies in diverse businesses including medical technologies, environmental technologies, agricultural technologies, media, export/import and real estate. Mr. Francis's business experience spans more than thirty-five years. From January 2000 to 2008, Mr. Francis was a co-founder and managing member of Falcon Financial Group, LLC, a privately held company engaged in providing assistance and advice to private companies on capital formation, corporate governance and corporate communications.  He has also served as a founder, director, president, chief executive officer of Hunapu, Inc., which was a public “blank check” development stage company.  Mr. Francis also founded and was an officer and director of FiberChem, Inc., a start-up company engaged in the research, development, marketing and distribution of fiber optic chemical sensors for environmental monitoring. He served as Chief Financial Officer (from April 1994 to April 1996), and vice-president, secretary and director (April 1994 through January 1999) of AgriBioTech, Inc. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy on January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Mr. Francis’ departure from the Company.

There are no family relationships among any of our directors and executive officers.

Energy Efficiency Advisory Board

The Company has organized an Energy Efficiency Advisory Board (“EEAB”) with an initial provision for up to ten (10) members.  The members of the EEAB are expected to have different energy efficiency backgrounds.  These categories include, but are not limited to, HVAC, lighting and refrigeration, international relationships, energy management programs and verification, technologies, political/public regulatory commission experience (both State and Federal), utilities contacts and expertise.

The members of the EEAB will advise and consult with Management, and the Board of Directors, on an informal basis from time to time on business matters in their respective areas of expertise and will be reimbursed for expenses in attending meetings.  Each advisor will receive 15,000 non-qualified stock options at the then current fair market value as their compensation and are expected to sign three-year agreements.  Members will also be paid consulting fees normally charged by such persons for additional work performed at the Company’s request.

Each member of the EEAB is expected to devote only a small portion of his time to the Company’s affairs.  Members of the EEAB are employed by employers other than the Company (or are retired) and accordingly will have no fiduciary duty to the Company.  The Company’s need for the expertise of a particular member of the EEAB will depend on the development of the Company’s technologies and any acquisitions made.  Accordingly, members of the EEAB as such, have no formal duties, authority or management obligations.  Each of the members of the EEAB will agree to keep confidential information provided to them.

The following person currently comprises the EEAB:

Dale Gustavson, age 63, joined the EEAB on December 14, 2010.  Building on a foundation that included having sold hundreds of turnkey energy management projects for an energy management service provider during the 1980s, for the 20 years since, Dale Gustavson has worked as an energy efficiency programs and policy consultant to HVAC contractors, distributors and manufacturers, utilities, and government agencies. An oft-published writer, author and speaker, his clients have included: Air conditioning Contractors of America (“ACCA”), California Public Utilities Commission, Honeywell Incorporated, Los Angeles Department of Water & Power, National Energy Management Institute, New York State Energy Research & Development Agency, and Southern California Edison. Among key volunteer posts he has been serving as: Member of the Technical Advisory Committee to the California Board for Energy Efficiency, Advisory Board of the California Commissioning Collaborative, and National Board Member of the Association of Professional Energy Managers.

Robert Leebern, Jr., age 41 joined the EEAB on December 14, 2010.  Mr. Leebern is a principal of Troutman Sanders Stratigies.  He has more than a decade of public policymaking and political experience, as well as a breadth of federal legislative and regulatory knowledge and expertise. In 2003, Mr. Leebern launched the firm’s federal affairs division, building a successful, bipartisan governmental affairs practice. Currently, Mr. Leebern and the federal affairs team serve as Washington representatives to Fortune 500 companies, municipal and county governments, universities, and a number of other business interests.  Mr. Leebern has been active on a wide array of issue areas including agribusiness, natural resources, energy, environment, immigration, health, education, technology, transportation and infrastructure.  Mr. Leebern has worked with the Executive Branch and various federal agencies advocating policy issues, infrastructure projects and legislative priorities. Familiar with the federal and state legislative and regulatory processes, he has worked on a variety of projects with U.S. Senators, Congressmen, Congressional Committees, Governors' staffs, state regulatory agencies, and members of the state legislature to produce significant results for clients.  For 10 years, he served as top political aide and Chief of Staff to former Congressman and current U.S. Senator Saxby Chambliss (R-GA).  Leebern has served on the Troutman Sanders Strategies’ Board of Directors since 2003 and is a Board member of the Troutman Sanders LLP Political Action Committee.

Mr. Gustavson’s and Mr. Leebern’s contracts with the Company are each for three years and may be terminated with or without cause upon thirty (30) day’s prior written notice.  They each received a 15,000 share ten-year stock option exercisable immediately at $1.70 per share and will be reimbursed for their expenses.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders to keep these roles separate.

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

Independent Directors

We believe Laird Cagan is an “independent director,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 of the Exchange Act.

Committees of the Board of Directors

We intend to appoint persons to the board of directors and committees of the board of directors as required to meet the corporate governance requirements of a national securities exchange, although we are not required to comply with these requirements until we elect to seek listing on a national securities exchange. We intend to appoint directors in the future so that we continue to have a majority of our directors who will be independent directors, and of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

On October 30, 2009, the board of directors adopted charters relative to its audit committee, compensation committee and nominating committee.

Audit Committee

The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the audit committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our audit committee member possesses an understanding of financial statements and generally accepted accounting principles. The Company does not currently have an audit committee financial expert. The Company and its board of directors have yet to identify a suitable candidate to serve as the audit committee financial expert due to the small size of the Company and its limited reporting history, however, the Company intends to appoint an audit committee financial expert as soon as it is practical.

Compensation Committee

The compensation committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of our executive officers, administering our stock option plans, and recommending and approving grants of stock options under those plans.

Nominating Committee

The nominating and corporate governance committee considers and makes recommendations on matters related to the practices, policies and procedures of the board of directors and takes a leadership role in shaping our corporate governance. As part of its duties, the nominating and corporate governance committee assesses the size, structure and composition of the board of directors and its committees, coordinates evaluation of board performance and reviews board compensation. The nominating and corporate governance committee also acts as a screening and nominating committee for candidates considered for election to the board of directors.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Director Compensation

Upon his joining the Board of Directors, Laird Cagan was granted 100,000 restricted shares of Common Stock with one-half vested immediately and one-half upon the first anniversary date.  Mr. Cagan also entered into a two-year consulting agreement under which he was granted warrants to purchase 500,000 shares of Common Stock exercisable at $1.24 per share (the average Closing market price for the prior ten trading days).  The warrants vest 62,500 per quarter for the two-year-period beginning on the effective date of the consulting agreement and are exercisable for five years.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for Discontinued Operations

The table below sets forth, for the last three fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year, all of whom resigned on or before the August 31, 2010 spin-off, and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who was serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Johnny R. Thomas Chief Executive Officer	2010	$33,000 (1)	—	$198,792	—		$231,792
Michael Hodges, Former Chairman of the Board of Directors of the Company and Interim Chief Executive Officer(4)	2010	$54,999	—	—	—		54,999
	2009	$30,000	—	$279,365	$71,615	(2)	$380,980
	2008	—	—	—	$66,998	(3)	$66,998
Martin Hedley, Former Chief Executive Officer(5)	2010	—	—	—	—		—
	2009	—	—	—	$15,313		$15,313
Selby Little, Former Chief Financial Officer(6)	2010	$37,683	—	—	—		$37,683
	2009	—	—	—	$4,916		$4,916
Carol Shobrook, Former Chief Operating Officer(7)	2010	$13,500	—	—	—		$13,500
	2009	$29,840	—	$154,906	$79,601	(8)	$264,347
	2008	—	—	—	$36,564		$36,564

(1)
On September 1, 2010, Johnny R. Thomas was elected Chief Executive Officer of the Company.  Consists of $25,000 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $8,000, withheld in payment of the exercise price of 8,000 warrants.

(2)
Consists of (i) $70,500 that was paid to Mr. Hodges for consulting services performed for Genesis Fluid Solutions and (ii) $1,115 in life insurance policy premiums that were paid by the Company on behalf of Mr. Hodges.

(3)	Consists of (i) $44,500 that was paid to Mr. Hodges for consulting services performed for Genesis Fluid Solutions and (ii) $22,498 miscellaneous expense reimbursement.
(4)
Mr. Hodges ceased being paid by the Company on May 20, 2010. However, he continued to serve as interim Chief Execute Officer of the Company and maintained full operations of the Company until he resigned from all positions with the Company effective as of August 31, 2010.

(5)
Mr. Hedley was appointed as the Company’s Chief Executive Officer effective December 14, 2009. Effective March 9, 2010, Mr. Hedley was no longer serving as the Company’s Chief Executive Officer and was no longer affiliated with the Company.

(6)
Mr. Little was appointed as the Company’s Chief Financial Officer effective December 15, 2009. Effective February 14, 2010, Mr. Little was no longer serving as the Company’s Chief Financial Officer and was no longer affiliated with the Company.

(7)
Ms. Shobrook was appointed as the Company’s Chief Operating Officer effective November 15, 2009. Effective February 5, 2010, Ms. Shobrook was no longer serving as our Chief Operating Officer and is no longer affiliated with the Company.

(8)	Consists of (i) $50,000 that was paid to Ms. Shobrook for consulting services performed for Genesis Fluid Solutions and (ii) $29,601 in life insurance policies.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

	Option Award					Stock Award
Name	Number of Securities Underlying Unexercised Options Exerci- Sable #	Number of Securities Underlying Unexercised Options Unexerci- Sable #	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Johnny R. Thomas	333,250	-	658,750(1)	$1.00	09/01/2020	658,750	-	658,750	$658,750(2)
John C. Francis	333,250	-	666,750(1)	$1.00	09/01/2020	666,750	-	666,750	$666,750(2)

(1)
Shares issuable upon exercise of management warrants assigned by Johnny R. Thomas and John C. Francis to affiliates for estate planning purpose and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership, although included in the above table since the warrants were issued pursuant to their respective employment agreements.  These Warrants are exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, and the next 150,000 warrants vested on October 31, 2010, while the remaining 750,000 warrants vest in three equal installments on the first, second and third anniversaries of the signing of the employment agreement. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters. These warrants also vest when the holders exercise the warrants and purchase Common Stock.

(2)	The Closing Price of the Company’s Common Stock on December 31, 2010 was $2.00 per share.

Employment Agreements

There are no material plans, contracts or arrangements pursuant to which Messrs. Thomas or Francis is a party or in which he participates other than those available to all officers and directors of the Company, and as follows:

On August 31, 2010, the Company entered into an "at will" employment agreement, effective as of September 1, 2010, with Dr. Johnny R. Thomas, as Chief Executive Officer and President of the Company. Dr. Thomas' base salary is Ninety Nine Thousand Dollars ($99,000.00) per annum. He is eligible to receive a bonus to be established by the Compensation Committee of the Board of Directors for extraordinary performance. Dr. Thomas was granted warrants to purchase an aggregate of one (I) million shares of Common Stock, exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, and the next 150,000 warrants vested on October 31, 2010, while the remaining 750,000 warrants vest in three equal installments on the first, second and third anniversaries of the signing of the employment agreement. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters. These warrants also vest when Dr. Thomas exercises the warrants and purchases Common Stock. The agreements provides for a non-competition and non-solicitation period of one-year from the termination of employment.

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with John C. Francis, as Vice-President, Corporate Development and Investor Relations of the Company. Mr. Francis's base salary is Seventy-Five Thousand Dollars ($75,000.00) per annum. All other terms of employment are the same as set forth in Dr. Thomas' agreement described above.

On March 1, 2011, the Board of Directors of the Company amended the employment agreements of Dr. Johnny R. Thomas and John C. Francis.  Each of their employment agreements dated September 1, 2010 were amended effective February 1, 2011, to increase their annual salaries by $75,000.  Johnny R. Thomas’s salary increased from $99,000 to $174,000 and John Francis’s salary from $75,000 to $150,000.

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will only vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share.

Any warrants not vested for one milestone period are added on a cumulative basis to the following increment for potential vesting at the next milestone.  In the event that an officer is terminated without cause: (i) he shall review a cash settlement of $75,000, and (ii) 50% of all unvested warrants issued under his employment agreement, as amended, shall vest immediately.  Except as set forth herein, the respective employment agreements remain unchanged and in full force and effect.

Equity Compensation Plan Information

Equity Incentive Plan

On October 30, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan. The purpose of the 2009 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2009 Equity Incentive Plan, we are authorized to issue  up to 4,542,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Equity Incentive Plan will be administered by our board of directors until authority has been delegated to a committee of the board of directors. On the closing  date of the 2009 Merger, certain of our executive officers, directors and other persons were granted options to purchase common stock exercisable at prices ranging from $0.90 to $1.00 per share.  All but the options granted to Dan Lohrmeyer (200,000 shares exercisable at $0.90 per share until March 31, 2011) and Brittany Jorgenson (20,000 shares exercisable at $0.90 per share until October 30, 2009) were cancelled pursuant to the terms of the August 2010 Stock Purchase Agreement (see “Certain Relationships and Related Transactions – Discontinued Operations”).   An aggregate of 3,002,000 options exercisable at $.90 to $1.00 per share were cancelled in connection the August 2010 Stock Purchase Agreement by the following persons: Colleen Stiles (770,000 shares), Michael Hodges (600,000 shares), Larry Campbell (600,000 shares), Paul Vette (500,000 shares), Carol Shobrook (400,000 shares), Amanda Sorenson (100,000 shares), Michael Whaley (30,000 shares) and Tim Holt (2,000 shares). Options to purchase 38,500 shares of Common Stock were granted to Keven Kraus in October 2009 exercisable at $0.99 per share until March 31, 2011 and 10,000 shares of Common Stock to Keith Spondike in October 2010 exercisable at $1.00 per share until July 11, 2011.

At December 30, 2010, there were options to purchase 268,500 shares of Common Stock.  Effective January 1, 2011, upon the Castrovilla Acquisition, 23 employees of Castrovilla were granted an aggregate of 54,459 incentive stock options with one and three year vesting schedules exercisable for ten (10) years at $1.68 per share.  John Pink, President of Castrovilla, was granted a performance based incentive stock option to purchase 30,000 shares of Common Stock, exercisable for ten years at $1.68 per share.  As long as he is employed by Castrovilla, Mr. Pink’s option remains exercisable in three equal installments of 10,000 shares each on December 31, 2011, 2012 and 2013, only if Castrovilla operations as currently situated achieve EBITDA levels of $870,000, $1,044,000 and $1,252,000, respectively.  Mr. Pink was also granted an option to purchase 13,332 shares of Common Stock exercisable for ten years at $1.68 per share exercisable in three equal installments of 4,444 shares on December 31, 2011, 2012 and 2013, respectively.

On December 14, 2010, the Company granted Dale Gustavson and Robert Leebern each options to purchase 75,000 shares of Common Stock, exercisable for ten (10) years at $1.70 per share upon their joining the EEAB.

As a result of the foregoing, there were options to purchase an aggregate of 396,291 shares of Common Stock issued and outstanding as of March 21, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2011 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table above; (iii) each director; and, (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Blue Earth, Inc., 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052 Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 1, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned(1)

5% Owners :
John Liviakis Liviakis Financial Communications 655 Redwood Hwy, Suite 395 Mill Valley, CA 94941	1,514,782	(2)	11.3%

Mary Losty 613 Locust Street Cambridge, MD 21613	1,080,000	(3)	8.0%
Executive Officers and Directors :
Johnny R. Thomas	1,000,000	(4)(5)	6.9%
John C. Francis	1,000,000	(4)(5)	9.6%
Laird Q. Cagan	712,500	(6)	5.3%
All executive officers and directors as a group (three persons)	2,712,500	(4)(5)(6)	17.5%

*	Represents less than one percent.

(1)
Based on 13,446,532 shares of our common stock outstanding on March 29, 2011.  Does not include (i) 366,291 shares of our common stock issuable upon exercise of options granted under the 2009 Equity Incentive Plan; and (ii) 22,571,675 shares of our common stock issuable upon exercise of outstanding warrants.

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

(4)
Shares issuable upon exercise of management warrants assigned by Johnny R. Thomas and John C. Francis to affiliates for estate planning purpose and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership (except for 360,000 underlying shares owned by Johnny Francis), although included in the above table since the warrants were issued pursuant to their respective employment agreements.  These Warrants are exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, and the next 150,000 warrants vested on October 31, 2010, while the remaining 750,000 warrants vest in three equal installments on the first, second and third anniversaries of the signing of the employment agreement. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters. These warrants also vest when the holders exercise the warrants and purchase Common Stock and are therefore currently exercisable.

(5)
 Does not include warrants to purchase 1,000,000 shares exercisable at $1.25 per share which will only vest if and when the Company achieves certain performance milestones.  See “Item 11 -  Executive Compensation” above.

(6)
Includes 500,000 shares of Common Stock owned by Laird Cagan and 100,000 shares owned by his minor children; 50,000 shares granted to Mr. Cagan upon his election to the Board of Directors and 62,500 shares issuable upon exercise of currently exercisable warrants issued under his management advisory contract.  Does not include 50,000 shares which vest on February 21, 2012 and 433,500 shares issuable upon vesting of his consultant warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, securities issued and securities available for future issuance under our Equity Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be
	issued upon exercise of	Weighted-average exercise	Number of securities remaining
	outstanding options, warrants	price of outstanding	available for future issuance
	and rights	options, warrants and rights	under equity compensation plans
Equity compensation plans approved by security holders (1)	298,500	$1.00	4,153,500
Equity compensation plans not approved by security holders(2)	2,000,000	$1.00	-0-

Total	2,298,500		4,153,500

(1)	Item 11. “Executive Compensation – Equity Incentive Plan” for a discussion of the Company’s 2009 Equity Incentive Plan.

(2)	Item 11. “Executive Compensation – Outstanding Equity Amounts” at Fiscal Year End note (1) for a discussion of Management Warrants issued to Johnny R. Thomas and John C. Francis’ designated nominees.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Employment and Consulting Agreements/Warrants

The Company has entered into substantively similar employment agreements effective September 1, 2010, as amended on March 1, 2011, with Dr. Johnny R. Thomas as Chief Executive Officer and President and John Francis as Vice President of Corporate Development and Investor Relations.  Pursuant to their contracts they were each awarded warrants to purchase an aggregate of 2,000,000 shares of Common Stock, as set forth above under Executive Compensation – Employment Agreements.” See "Director Compensation" above for the terms of a consulting agreement entered into by an affiliated entity of Laird Cagan, upon his joining the Board of Directors.

Discontinued Operations

On August 27, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”).  Pursuant to the SPA, the Buyers who signed the SPA, including Michael Hodges, the former Chairman and Interim Chief Executive Officer of the Company, purchased from the Company on or before August 31, 2010, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (GFS), its wholly-owned subsidiary.  The Purchase Price for GFS was (a) an aggregate of 6,302,630 shares of Common Stock of the Company to be cancelled including, an aggregate of 1,300,000 shares of Common Stock of the Company held under an Escrow Agreement dated October 30, 2009 among the Company, GFS, Michael Hodges, and Sichenzia Ross Friedman Ference LLP, as escrow agent; (b) an aggregate of approximately 3,011,000 options and warrants of the Company to be cancelled; and (c) GFS’s payment to the Company of a six (6%) percent royalty beginning August 8, 2010, on all gross revenues derived from (i) dewatering corporations (exclusive of payments to subcontractors) and (ii) the sale, lease or licensing arrangements of the Rapid Dewatering System and/or any of the dewatering boxes of GFS and its affiliates until the Company receives $4,000,000 and a royalty of three (3%) percent of gross revenues thereafter not to exceed a cumulative royalty of $15,000,000 (the “Royalty”).

The closing of the Stock Purchase Agreement occurred on August 31, 2010, at which time the Company: (i) received of all of the certificates representing the Company Shares, Options, Warrants, and Escrowed Shares (each, as defined in the Stock Purchase Agreement) issued to the Buyers, (ii) entered into an agreement regarding the assignment of the Royalty by GFS and its successors and assigns to the Company, and all other closing conditions were satisfied.  Following the closing, the GFS ceased to be a wholly-owned subsidiary of the Company and the Buyers, collectively, became the owners of one hundred percent (100%) of the issued and outstanding capital stock of GFS. Accordingly, the Company’s financial statements have been restated to reflect the assets, liabilities and operations of GFS as discontinued.

Loans

On November 28, 2008, the Company entered into a loan agreement with Maria Hodges, the wife of the Company’s Chief Executive Officer, Michael Hodges for $9,800. The note bears an annual 4.29 percent interest rate and is due on November 28, 2018. The note does not have any conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal or interest had been paid on the note. During 2009, principal and accrued interest on this note was paid in full by the Company.

 On September 29, 2008, the Company entered into a loan agreement with Maria Hodges, wife of the Company’s Chief Executive Officer Michael Hodges for $9,000. The note bears an annual 4.29 percent interest rate and is due on September 29, 2019. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal interest had been paid on the note. During 2009, principal and accrued interest on this note was paid in full by the Company.

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

On February 4, 2008, the Company entered into a loan agreement with Greg Rankin, who has provided legal services to the Company, for $5,000. The note had no stated interest rate or maturity date. The note does not have conversion feature and was unsecured. On July 23, 2008, the principal balance plus $600 of accrued and unpaid interest was converted by Mr. Rankin into 1,120 shares of common stock.

On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently, in combination with his separation, was revised to a 15 percent interest rate and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. At December 31, 2008, $37,500, respectively, had been repaid under the note. At December 31, 2009, $12,500 of principal plus accrued interest was due on the note. On September 17, 2009, Michael Whaley, the former chief financial officer of the Company, resigned and the parties entered into a Separation Agreement, which is in dispute.  On or about May 24, 2010, Michael Whaley filed suit against the Company in the District Court of the City and County of Denver.  He alleges breach of contract in connection with a separation and release agreement and is seeking a monetary judgment for more than $100,000. The Company has made certain counterclaims. A court date has been set for April 18, 2011.

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

On January 5, 2009, the Company entered into a loan agreement with Larry McCurry, who was then a member of the Genesis Ltd. board of directors, for $50,000. The note was unsecured, bore 40% interest and was due on February 3, 2009. During 2009, principal and accrued interest on this note was paid in full by the Company.

Intellectual Property Assignment

On August 16, 2009, Michael Hodges and Larry Campbell executed an assignment agreement, pursuant to which they assigned to Genesis Fluid Solutions (“GFS”) the Company’s former wholly-owned subsidiary all of the their rights, title and interest in an invention entitled Apparatus and Method for De-Watering of Slurries, as described and/or claimed in US Application No. 11/676,699 and PCT Application No. PCT/GB2007/000544, and all rights of priority in the invention as described and/or claimed in any applications for patents based on the invention.

On September 30, 2009, Michael Hodges and Larry Campbell executed another assignment agreement, pursuant to which they assigned to GFS all of the their rights, title and interest in all patents, whether in the United States or internationally, that they may have in their respective names, that they may have applied for, or that they will apply for, directly or indirectly relating to the business currently conducted and/or to be conducted by the Company.  Pursuant to the Stock Purchase Agreement effective August 8, 2010 (see “Discontinued Operations” above) the Company sold all of the stock of GFS to Michael Hodges and other stockholders in exchange for a Royalty the return of shares of the Company’s stock as described above.

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

Item 14. Principal Accountant Fees and Services.

The Company’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.

Lake and Associates, CPA, were appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2010.

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

The following table shows the fees for the fiscal years ended December 31, 2009 and 2010.

	Fiscal 2009 Salberg & Company, P.A.	First Two Quarters of Fiscal 2010 Salberg & Company, P.A.	Third Quarter of Fiscal 2010 Lake and Associates, CPAs	Fiscal 2010 Lake and Associates, CPAs
Audit Fees	$69,000	$15,000	$3,000	$10,000
Audit Related Fees	$4,100	$5,800	$0	$0
Tax Fees	$0	$0	$0	$0
All Other Fees	$0	$0	$0	$0
Total	$73,100	$20,800	$3,000	$10,000

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees — these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

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

Item 15.		Exhibits and Financial Statement Schedules.

Exhibit No.		Description
	2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
	2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
	2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc. (6)
	2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC (8).
	2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc. (8)
	3.1	Articles of Incorporation (6)
	3.2	Bylaws(6)
*	4.1	Specimen Stock Certificate
	10.1	Form of Subscription Agreement(1)
	10.2	Form of Investor Warrant(1)
	10.3	Form of Registration Rights Agreement(1)
	10.4	Form of Lockup Agreement(1)
	10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG(1)
	10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities(1)
	10.7	Form of Placement Agent Warrant(1)
	10.8	Form of Directors and Officers Indemnification Agreement
*	10.9	Blue Earth, Inc. 2009 Equity Incentive Plan
	10.10	Form of 2009 Incentive Stock Option Agreement(1)
	10.11	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.12
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dates as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and Cherry Tankers Holdings, Inc.(1)

	10.13	Stock Purchase Agreement, dated as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and the shareholders listed therein(1)
	10.14	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
	10.15	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
	10.16	Assignment of Patents Agreement, dated as of August 16, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1)
	10.17	Assignment of Patents Agreement, dated as of September 30, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1)
	10.18	Form of Voting Agreement between Michael Hodges and the stockholders signatory thereto(1)
*	10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent
	10.20	Consulting Agreement dated December 14, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Sharp Resources, Inc.(2)
	10.21	Consulting Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and SFL3 LLC(3)
	10.22	Director and Officer Indemnification Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Selby F. Little, III(3)

	10.23	Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated November 10, 2009(5)
	10.24	Amendment to Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated March 23, 2010(5)
	10.25
Form of Stock Purchase Agreement, effective as of August 8, 2010 by and between Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and each of the Buyers on the signature page thereto(7)

	10.26	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas(7)
	10.27	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis(7)
*	10.28	Form of Class A Funding Warrant dated December 31, 2010
*	10.29	Form of Class B Funding Warrant
*	10.30	Form of Class C Funding Warrant
*	10.31	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees
*	10.32	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc.
*	10.33	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010
*	10.34	Warrant issued to Laird Cagan dated February 24, 2011.
*	10.35	Consulting Agreement dated February 24, 2011 by and between Cagan MaAfee Capital Partners, LLC and Blue Earth, Inc.
	10.36	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (8)
	10.37	Lock-Up Agreement, dated as of December 30, 2010, by and among John Pink, Adam Sweeney and Humitech of Northern California, LLC, Castrovilla Inc. and Blue Earth, Inc.(8)
	10.38	Guaranty Agreement, dated as December 29, 2010, by and among John Pink, Adam Sweeney, Castrovilla Energy and Blue Earth, Inc.(8)
*	10.39
Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP.

	16.1	Letter from Davis Accounting Group P.C.(4)
	16.2	Letter from Salberg & Company P.A. dated October 28, 2010(6)
*	21	List of Subsidiaries
*	31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

* Filed with this Report
(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 5, 2009, as amended on November 16, 2009 and December 14, 2009.
(2)	Incorporated herein by reference to the copy of such document included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2009.
(3)	Incorporated herein by reference to the copy of such documents included as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2009.
(4)	Incorporated herein by reference to the copy of such document included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on April 15, 2010
(6)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 29, 2010
(7)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 31, 2010
(8)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 24, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 30th  day of March, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	March 30, 2011

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	March 30, 2011

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

4.1	Specimen Stock Certificate
10.9	Blue Earth, Inc. 2009 Equity Incentive Plan
10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent
10.28	Form of Class A Funding Warrant dated December 31, 2010
10.29	Form of Class B Funding Warrant
10.30	Form of Class C Funding Warrant
10.31	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees
10.32	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc.
10.33	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010
10.34	Warrant issued to Laird Cagan dated February 24, 2011
10.35	Consulting Agreement dated February 24, 2011 by and between Cagan MaAfee Capital Partners, LLC and Blue Earth, Inc.
10.39
Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP.

21	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.