Form 10-K/A
period 2008-12-31
Blue Earth, Inc.
filed 2011-04-12
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 3
To
Form 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-148346

BLUE EARTH, INC. f/k/a
CHERRY TANKERS, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	8700	98-0531496
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

2298 Horizon Ridge Parkway, Suite 205
Henderson, NV  89052
Telephone: 702-263-1808
Telecopier: 866-263-1824
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an computed by reference to the last sale price of such common equity as of August 7, 2008, was $7,847.

As of February 3, 2009, there were 13,705,000 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) f/k/a Genesis Fluid Solutions Holdings, Inc. (“Genesis”); f/k/a Cherry Tankers, Inc. (“CT”) to report certain information disclosed to the Company by the Securities and Exchange Commission concerning former auditors of the Company.

The financial statements of CT included in the Company’s Forms 10-K for the fiscal years ended December 31, 2008 and included in the Company’s Form 8-K/A dated October 30, 2009 and filed on November 16, 2009 were audited by Davis Accounting Group P.C.

The audit reports were issued by Davis Accounting Group, P.C. from Cedar City, Utah and were dated January 15, 2009 and November 11, 2009.  The license of Mr. Edwin Reese Davis, Jr. and his firm, Davis Accounting Group, P.C., lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”).  You can find a copy of the order at https://secure.utah.gov/llv/search/detail.html?license_id=3599263.

As Davis Accounting Group, P.C. was not licensed when it issued its audit reports on the Company’s financial statements, we may not include its audit reports in our filings with the Commission.

The Company is amending this Form 10-K for the fiscal year ended December 31, 2008 to amend and restate Item 8 to remove the audit report of Davis Accounting Group, P.C. and to label the columns of the financial statements as “Not audited.”

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-K, Forms 10-Q and Forms 8-K the Company has filed in 2009, 2010 and 2011.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

1

Item 8. Consolidated Financial Statements.

CHERRY TANKERS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

	2008	2007
	(Not audited)	(Not audited)
ASSETS

Current Assets:
Cash in bank	$377	$244,109

Total current assets	377	244,109

Total Assets	$377	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$2,439	$4,789
Accrued liabilities	8,910	33,240
Due to related party - Stockholder	1,851	-

Total current liabilities	13,200	38,029

Total liabilities	13,200	38,029

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(288,881)	(69,978)

Total stockholders' equity (deficit)	(12,823)	206,080

Total Liabilities and Stockholders' Equity (Deficit)	$377	$244,109

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION
(MARCH 30, 2007) THROUGH DECEMBER 31, 2008

	Year Ended December 31, 2008	Period Ended December 31, 2007	Cumulative From Inception
	(Not audited)	(Not audited)	(Not audited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	133,534	21,600	155,134
Accounting and audit fees	31,627	16,000	47,627
Legal fees	12,823	23,322	36,145
Transfer agent fees	18,298	-	18,298
Other	12,518	1,304	13,822
Other professional fees	10,103	2,023	12,126
Travel	-	5,236	5,236
Legal - Incorporation fees	-	493	493

Total general and administrative expenses	218,903	69,978	288,881

(Loss) from Operations	(218,903)	(69,978)	(288,881)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(218,903)	$(69,978)	$(288,881)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	9,742,827

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2008

(NOT AUDITED)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - March 30, 2007	-	$-	$-	$-	$-

Common stock issued for cash	13,705,000	1,370	274,688	-	276,058

Net (loss) for the period	-	-	-	(69,978)	(69,978)

Balance - December 31, 2007	13,705,000	1,370	274,688	(69,978)	206,080

Net (loss) for the period	-	-	-	(218,903)	(218,903)

Balance - December 31, 2008 (Not audited)	13,705,000	$1,370	$274,688	$(288,881)	$(12,823)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR  ENDED DECEMBER 31, 2008, PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 30, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception
	(Not audited)	(Not audited)	(Not audited)
Operating Activities:
Net (loss)	$(218,903)	$(69,978)	$(288,881)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(2,350)	4,789	2,439
Accrued liabilities	(24,330)	33,240	8,910

Net Cash (Used in) Operating Activities	(245,583)	(31,949)	(277,532)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Loan from stockholder	2,301	-	2,301
Repayment of loan from stockholder	(450)	-	(450)
Issuance of common stock for cash	-	276,058	276,058

Net Cash Provided by Financing Activities	1,851	276,058	277,909

Net (Decrease) Increase in Cash	(243,732)	244,109	377

Cash - Beginning of Period	244,109	-	-

Cash - End of Period	$377	$244,109	$377

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

Income Taxes

Cherry Tankers accounts for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “ Accounting for Income Taxes ”   (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

9.           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 ” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions: the decision is irrevocable, and applied only to entire instruments – not to portions of instruments.  SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “ Business Combinations .”  SFAS No. 141R   establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements  –  a replacement of FASB Concepts Statement No. 3. ”   This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ” (“SFAS No. 160”),   which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements.  This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.  The management of Cherry Tankers does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”  (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

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

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles ” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts ” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

CHERRY TANKERS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(NOT AUDITED)

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. ”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

Item 15. Exhibits and Financial Schedules.

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 11th  day of April, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	April 11, 2011

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	April 11, 2011

3