Form 10-K/A
period 2009-12-31
Blue Earth, Inc.
filed 2011-04-12
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 2
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ]  No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) f/k/a Genesis Fluid Solutions Holdings, Inc. (“Genesis”); f/k/a Cherry Tankers, Inc. (“CT”) to report certain information disclosed to the Company by the Securities and Exchange Commission concerning former auditors of the Company.

The financial statements of CT and Genesis for the fiscal year ended December 31, 2008 and included in the Company’s Forms 10-K for the fiscal years ended December 31, 2008 and 2009 and its Form 8-K/A dated October 30, 2009 and filed on November 16, 2009 were audited by Davis Accounting Group P.C.

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

The Company is amending this Form 10-K for the fiscal year ended December 31, 2009 to amend and restate Item 8 to remove the audit report of Davis Accounting Group, P.C. and to label the columns of the financial statements for fiscal year ended December 31, 2008 as “Not audited.”

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-K, Forms 10-Q and Forms 8-K the Company has filed in 2010 and 2011.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 14, 2010

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets		NOT AUDITED

Current assets:
Cash and cash equivalents	$4,873,912	$9,076
Costs in excess of billings on uncompleted contracts	59,506	—
Prepaid expenses and other current assets	185,273	60,468

Total current assets	5,118,691	69,544

Property and equipment, net	719,469	844,999
Patents, net	—	54,492
Patents pending	—	98,097
Other assets	—	2,334

Total assets	$5,838,160	$1,069,466

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$82,206	$110,524
Accrued expenses	476,800	771,540
Warrant derivative liability	804,718	—
Billings in excess of costs on uncompleted contracts	201,219	215,000
Equipment payable	84,795	84,795
Settlement due to vendor, current portion	84,667	67,334
Loan payable	68,076	68,076
Obligations under capital leases, current portion	59,216	143,428
Convertible notes payable	10,000	723,190
Secured note payable	—	116,662
Notes payable — related parties	14,575	50,819

Total current liabilities	1,886,272	2,351,368

Obligations under capital leases, net of current portion	—	117,822
Settlement due to vendor, net of current portion	—	84,666

Total liabilities	1,886,272	2,553,856

Commitments and contingencies — See Note 15

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,668,500 and 10,000,000 issued and outstanding, respectively	17,669	10,000
Additional paid-in capital	10,152,118	2,486,609
Accumulated other comprehensive loss	—	(10,867)
Accumulated deficit	(6,217,899)	(3,970,132)

Total stockholders’ equity (deficiency)	3,951,888	(1,484,390)

Total liabilities and stockholders’ equity (deficiency)	$5,838,160	$1,069,466

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
		NOT AUDITED
Revenues	$—	$35,097
Cost of revenues	—	393,683

Gross loss	—	(358,586)

Operating expenses:
Selling, general and administrative	1,941,484	713,424

Total operating expenses	1,941,484	713,424

Operating loss from continuing operations	(1,941,484)	(1,072,010)

Other income (expense):
Change in warrant derivative liability	21,960	—
Interest income	198	10,103
Interest expense	(287,682)	(332,219)
Inducement expense on debt conversion	(40,759)	—
Loss on disposal of property and equipment	—	(174,125)

Total other income (expense), net	(306,283)	(496,241)

Loss from continuing operations before income taxes	(2,247,767)	(1,568,251)

Income tax benefit	—	—

Net loss	(2,247,767)	(1,568,251)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation, net of income tax of $0	10,867	(445)

Total other comprehensive income (loss), net of income taxes	10,867	(445)

Comprehensive loss	$(2,236,900)	$(1,568,696)

Weighted average number of common shares — basic and diluted	12,050,759	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS FLUID SOLUTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
 For the Years Ended December 31, 2009 and 2008
(NOT AUDITED for fiscal year ended December 31, 2008)

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
		NOT AUDITED
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
		NOT AUDITED
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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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
DECEMBER 31, 2009 AND 2008
(NOT AUDITED FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

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