Form 10-Q
period 2011-03-31
Blue Earth, Inc.
filed 2011-05-13
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 333-148346

BLUE EARTH, Inc.
(Exact Name of small business issuer as specified in its charter)

Nevada	98-0531496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052
(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (702) 263-1808

N/A
(former name, former address and former fiscal year if changed since last report)

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

As of April 26, 2011 the issuer had 13,457,807 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

Blue Earth Inc. and Subsidiary Index to Condensed Consolidated Financial Statements

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$3,686,012	$3,900,096
Accounts receivable, net	342,057	-
Inventory, net	148,947	-
Prepaid expenses	197,208	38,039

Total Current Assets	4,374,224	3,938,135

PROPERTY AND EQUIPMENT, net	102,698	10,932

OTHER ASSETS
Deposits	17,930	3,000
Distributorship, net	2,542,416	-

Total Other Assets	2,560,346	3,000

TOTAL ASSETS	$7,037,268	$3,952,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Warrant derivative liability	$1,331,858	$1,288,159
Current portion of notes payable	254,023	-
Accounts payable and accrued expenses	505,918	37,339

Total Current Liabilities	2,091,799	1,325,498

LONG TERM LIABILITIES
Long term portion of notes payable	174,181	-

Total Liabilities	2,265,980	1,325,498

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, zero
shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 13,457,807 and 11,855,232
shares issued and outstanding, respectively	13,458	11,855
Additional paid-in capital	14,229,781	11,259,953
Accumulated deficit	(9,471,951)	(8,645,239)

Total Stockholders' Equity	4,771,288	2,626,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,037,268	$3,952,067

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010

REVENUES	$907,022	$-
COST OF SALES	394,742	-
GROSS PROFIT	512,280	-

OPERATING EXPENSES
General and administrative	1,296,248	116,443
Total Operating Expenses	1,296,248	116,443
LOSS FROM OPERATIONS	(783,968)	(116,443)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(43,699)	(462,140)
Liquidated damages expense	-	(68,250)
Interest income	955	4,344
Total Other Income (Expense)	(42,744)	(526,046)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(826,712)	(642,489)
INCOME TAX EXPENSE	-	-
LOSS FROM CONTINUING OPERATIONS	(826,712)	(642,489)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(578,271)
Net loss from discontinued operations, net of income tax	-	(578,271)

NET LOSS	$(826,712)	$(1,220,760)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.06)	$(0.04)
Discontinued Operations	-	(0.03)
Net Loss	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	13,190,161	17,679,567

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	17,668,500	$17,669	$10,152,118	$(6,217,899)	$3,951,888

Common shares issued for consulting services	83,000	83	41,417	-	41,500
Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	8,467
Common shares cancelled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-
Stock option and warrant expense	-	-	415,555	-	415,555
Stock warrant liability contributed
by shareholders	-	-	136,500	-	136,500
Common shares issued for cash	434,782	434	499,565	-	499,999
Net loss for the year ended
December 31, 2010	-	-	-	(2,427,340)	(2,427,340)

Balance, December 31, 2010	11,855,232	11,855	11,259,953	(8,645,239)	2,626,569

Common stock issued for option cancellation (unaudited)	72,813	73	95,711	-	95,784
Stock option and warrant expense (unaudited)	-	-	143,638	-	143,638
Common shares issued for consulting services (unaudited)	250,000	250	301,750	-	302,000
Common stock issued for acquisition of subsidiary (unaudited)	1,279,762	1,280	2,428,729	-	2,430,009
Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(826,712)	(826,712)

Balance, March 31, 2011 (unaudited)	13,457,807	$13,458	$14,229,781	$(9,471,951)	$4,771,288

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(826,712)	$(1,220,760)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and warrants issued for services	383,138	41,500
Warrant derivative liability	43,699	462,140
Stock option expense	95,784	13,479
Depreciation	10,661	-
Changes in operating assets and liabilities:
Accounts receivable	(72,232)	-
Inventory	(23,320)	-
Prepaid expenses and deposits	(76,548)	(5,000)
Accounts payable and accrued expenses	36,260	97,218

Net Cash Used in Continuing Operating Activities	(429,270)	(611,423)
Net Cash Used in Discontinued Operating Activities	-	(50,276)

INVESTING ACTIVITIES
Purchase of subsidiary	(150,000)	-
Purchase of property and equipment	(2,240)	-

Net Cash Used in Investing Activities	(152,240)	-
Net Cash Used in Discontinued Investing Activities	-	(46,060)

FINANCING ACTIVITIES
Cash received in purchase of subsidiary	404,333	-
Repayment of notes payable	(36,907)	-

Net Cash Provided by Financing Activities	367,426	-
Net Cash Used in Discontinued Financing Activities	-	(33,730)

NET DECREASE IN CASH	(214,084)	(741,489)
CASH AT BEGINNING OF PERIOD	3,900,096	4,873,912

CASH AT END OF PERIOD	$3,686,012	$4,132,423

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest (continuing operations)	$-	$-
Income taxes (continuing operations)	-	-

NON CASH FINANCING ACTIVITIES:
Reclassification of note payable-related party to note payable	$-	$12,500
Purchase of subsidiary for debt and common stock	2,430,009	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the period ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Inventory
Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2011 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $173,947. An allowance for obsolete inventory has been recorded for $25,000, resulting in net inventory of $148,947.  The Company does not have any work in progress.

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

NOTE 3 – SIGNIFICANT EVENTS

Acquisition of Subsidiary
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

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
March 31, 2011

Acquisition of Subsidiary (Continued)
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

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt and the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $450,000, or $1.68 per share, the average closing price of the Company’s Common Stock from September 1-23, 2010 when the terms of the transaction were agreed to.  The Company also assumed trade debt of approximately $121,000.  Humitech will remain an unaffiliated non-operating entity in order to pay its other liabilities with the proceeds of the shares received from the Company, as well as from an inter-company note in the amount of $331,579 from Castrovilla, Inc.

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (BEEMS) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011, subject to final Board approval which was obtained on January 18, 2011. CEI has merged with and into Castrovilla, Inc. which will continue its existence as a wholly-owned California subsidiary of BEEMS.  The APA and the Plan have been filed as Exhibits 2.1 and 2.2, respectively, to this Current Report.

Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share or $1,700,000 to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements.  The two Castrovilla, Inc. stockholders, John Pink, who will continue as President of Castrovilla, Inc. and Adam Sweeney, together with Humitech (the “Stockholders”) cannot sell any of the Company Shares for a six-month period beginning on the Closing Date (defined below) of January 19, 2011 thereafter and ending 2½ years from January 19, 2011, the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”).  The Company guaranteed to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
March 31, 2011

NOTE 3 – SIGNIFICANT EVENTS (CONTINUED)

Acquisition of Subsidiary (Continued)
In the event of any sale of shares and/or profits from sales above $3.36 per share during the Lock-up Period the Stockholders under amendments to their Lock-Up Agreements, agreed to return to treasury shares with a fair market value then equal to the excess.  Any deficit from sales below $1.68 per share and/or profits from sales above $3.36 per share shall be paid (i) 50% in cash, and (ii) the remaining 50% in either cash or shares of Common Stock of the Company (at their then current fair market value, or any combination thereof, at the sole discretion of the party making the payment).

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

The completion of the above described Castrovilla Acquisition was completed on January 19, 2011 with an effective date of January 1, 2011.  Pursuant to the terms and conditions of the Plan described in Item 1.01 above and incorporated by reference herein, Castrovilla Energy, Inc., a wholly-owned subsidiary of the Company, was merged with and into Castrovilla, Inc., the Surviving Corporation, on January 21, 2011.  On a retroactive basis, the pro-forma consolidated revenue at March 31, 2010 would have been $605,177, with a consolidated loss of $1,359,877 and consolidated loss per share of $0.08.

 Issuance of Common Stock
On March 21, 2011 the Company issued 72,813 shares, valued at $95,784, for the cancellation of 238,500 previously issued options. On February 13, 2011 the Company issued 100,000 shares, valued at $1.25, for director’s fees.  One half of the shares vested immediately, the remainder vest one year from issuance. Also, on February 13, 2011 the Company issued 150,000 shares valued at $1.18 for compensation.  On January 1, 2011 the Company issued 1,279,762 shares for the acquisition of its subsidiary, as described above.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On March 1, 2011, the Board of Directors of Blue Earth, Inc. (the “Company”) amended the employment agreements of Dr. Johnny R. Thomas, Chief Executive Officer and John C. Francis, Vice President of Corporate Development and Investor Relations.  Each of their employment agreements dated September 1, 2010 were amended effective February 1, 2011, to increase their annual salaries by $75,000.  Johnny R. Thomas’s salary increased from $99,000 to $174,000 and John Francis’s salary from $75,000 to $150,000.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
March 31, 2011

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share.

Any warrants not vested for one milestone are added on a cumulative basis to the following increment for potential vesting at the next milestone.  In the event that an officer is terminated without cause: (i) he shall receive a cash settlement of $75,000, and (ii) 50% of all unvested warrants issued under his employment agreement, as amended, shall vest immediately.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no material subsequent events to report.

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

Company Overview

Blue Earth, Inc. is engaged in the clean tech industry in general with a focus on the rapidly growing, multi-billion dollar energy efficiency sector.  Our industry classifications are as follows: Sector, Services; Industry-Diversified Services; and Subindustry-Management Services.

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

The Company has completed the acquisition of substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc.

The Company recently sold its wholly-owned subsidiary Genesis Fluid Solutions, Ltd. (GFS) to certain buyers including its former Chairman and interim CEO Michael Hodges as defined by the Stock Purchase Agreement (see Note 6).

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues

The Company recognized $907,022 of revenue for the three months ended March 31, 2011 as compared to no revenue for the three months ended March 31, 2010. The current revenue represents sales from the newly acquired, wholly owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company had no revenue from operations in the prior year.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2011 were $394,742 resulting in a gross profit of $512,280, or 56% of revenues.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,296,248 for the three months ended March 31, 2011 as compared to $116,443 for the three months ended March 31, 2010, an increase of $1,179,805, or 1,013%.  $526,545, or 40% of the total expenses were from Castrovilla Inc., with $353,844, or 67% of the Castrovilla  expenses relating to payroll expense.  On a consolidated basis, general and administrative expenses include stock compensation expense of $478,922, or 37% of total general and administrative expense, wages and salaries of $467,260, or 36% and professional fees of $123,832, or 10%.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2011 was ($42,744) compared to ($526,046) for the three months ended March 31, 2010. The decrease was primarily attributable to a decrease in the change in the fair value of the warrant derivative liability of $418,441.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $826,712 and $642,489, an increase in loss from continuing operations of $184,223, or 29%, for the three months ended March 31, 2011 and 2010 respectively.. The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiary and the costs related to the ongoing implementation of our business plan. The consolidated net loss decreased from $1,220,760 to $826,712, a decrease of $394,048, or 32%, for the three months ended March 31, 2010 compared to March 31, 2011 respectively, due primarily to the loss from discontinued operations of $578,271 recorded for the three months ended March 31, 2010.  There was no loss from discontinued operations recorded for the period ended March 31, 2011.

Liquidity and Capital Resources

Net cash used in continuing operations during the three months ended March 31, 2011 totaled $429,270 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.

Net cash used in investing activities during the three months ended March 31, 2011 totaled $152,240 and resulted from $150,000 paid in the acquisition of the subsidiary and $2,240 for the purchase of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2011 totaled $367,426 and resulted from $404,333 of cash in the new subsidiary offset by payments on notes payable of $36,907.

At March 31, 2011, we had working capital of $2,282,425 including $3,686,012 in cash and cash equivalents compared with working capital of $2,612,637 at December 31, 2010.  Our new acquisition, Castrovilla, Inc., is running cash flow positive.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through March 2012. We do not have any lines of credit or borrowing facilities to meet our cash needs. As a result, we may not be able to continue as a going concern, without further financing, following March 2012. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the three months ended March 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below: (i) there have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010; and (ii) we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

On or about May 24, 2010, suit was filed against the Company by Michael Whaley, the former Chief Financial Officer of the Company’s former wholly owned subsidiary, Genesis Fluid Solutions, Inc. (“GFS”), in the District Court of the City and County of Denver. Plaintiff, among other things, alleged breach of contract in connection with a separation and release agreement entered into by GFS following Mr. Whaley’s departure from GFS.  Seeking a monetary judgment for more than $100,000. The Company made certain counterclaims.  The parties settled the matter in April 2011 with the Company’s payment of $55,000 in cash plus an assignment of the first $62,500 owed to Blue Earth under the royalty agreement with GFS agreed to pay another $22,500 in cash and two individuals from GFS signed personal guarantees that the full $85,000 (the Company's $62,500 royalty and their $22,500) would be paid by December 31, 2011.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 21, 2011, upon his election to the Board of Directors, Laird Q. Cagan was granted 100,000 restricted shares of Common Stock.  He also entered into a consulting agreement pursuant to which he was granted warrants to purchase 500,000 shares of Common Stock exercisable at $1.24 per share.

On March 1, 2011, the Board of Director amended the employment agreements of Johnny R. Thomas and John C. Francis, CEO and Vice President, respectively, to grant five-year performance warrants to each purchase 1,000,000 shares at $1.25 per share.

On March 8, 2011, the Company issued 50,000 shares of Common Stock to Joe Abrams and 100,000 shares to Brittany Jorgenson pursuant to Consulting Services Agreements.

On March 22, 2011, the Company issued 61,538 shares of Common Stock to Dan and Lori Lohrmeyer upon exercise of stock options.  On April 20, 2011, the Company issued 11,275 shares of Common Stock to Kevin Kraus upon exercise of stock options.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering and/or pursuant to Regulation D promulgated under the Securities Act.

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

BLUE EARTH, INC.
Date: May 13, 2011	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)