Form 10-K/A
period 2010-12-31
Blue Earth, Inc.
filed 2011-07-13
CIK 1422109

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) to correct certain clerical errors that occurred in the filing of the Original Report.

In the process of filing the Original Report, a clerical error was made wherein an earlier draft of the Original Report was erroneously filed in place of the final version of that document.  That draft contained errors in certain numbers contained within the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Changes in Stockholders’ Equity.

This amended Form 10-K is the final version of the Original Report that was intended to be filed and corrects errors related to the amount of General and Administrative expense reported for the year ended December 31, 2010, as well as footing errors within the above mentioned statements.  General and Administrative expense has been corrected to report $2,202,320 and the arithmetic was corrected to report $3,587,553 as the Company’s net loss.  The correction has also been reflected in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity where applicable.

Additionally, all references to the Company’s net loss for the year ended December 31, 2010 and retained earnings as of December 31, 2010 in narrative sections of the Original Report have been corrected where applicable.

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-Q and Forms 8-K the Company has filed in 2011.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,202,320 from continuing operations for Fiscal 2010 as compared to $245,342 for Fiscal 2009.  The increase related to an increase in professional and consultant fees and costs associated with the disposal of discontinued operations during August 2010. Our 2010 general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs. Our 2009 general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs.  Included in general and administrative expense was $1,617,268 as the value of common stock and warrants issued for services during 2010 compared to $233,900 during 2009.  Excluding non-cash items, the Company’s net loss from continuing operations for the years ended December 31, 2010 and 2009 would have been $1,486,755 and $11,244, respectively.

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

Loss from Continuing Operations

The loss from continuing operations for Fiscal 2010 was $2,683,231 compared to a loss of $223,184 for Fiscal 2009. The increase related to an increase in professional and consultant fees and costs associated with the disposal of discontinued operations during August 2010.

Loss from Discontinued Operations

During 2010, we acquired and disposed of a subsidiary. We recorded a loss of $970,614 during the time that we owned the business. We realized a gain of $66,292 upon the disposal of the subsidiary bringing our net loss for discontinued operations up to $904,322 for Fiscal 2010.  Operations for the disposed of subsidiary have been reclassified to discontinued operations for Fiscal 2009. This resulted in a loss from discontinued operations of $2,024,583 for Fiscal 2009.

Net Loss

Net loss for Fiscal 2010 was $3,587,553 of which $904,322 was involved in discontinued operations compared to a net loss of $2,247,767 for Fiscal 2009 of which $2,024,583, is included in loss from discontinued operations. The increased loss was attributable to an increase in general and administrative expenses and the recording of the warrant derivative liability.

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

Net cash used in continuing operating activities during Fiscal 2009 totaled $-0- and used in discontinued operatimg activities was $(1,737,841), as a result of a net loss from continuing activities of $233,184 offset by stock issued for services, the change in warrant derivative liability and changes in accounts payable and accrued expenses.

Net cash provided by financing activities during Fiscal 2010 totaled $499,999 and resulted from the sale of our shares of common stock to one investor.  In Fiscal 2009, we had net cash provided by financing activities of $5,909,750 as a result of proceeds from our private placement of $5,909,750 offset by cash advances paid to the Company's subsidiary of $1,150,898.

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
shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 11,855,232 and 17,668,500
shares issued and outstanding, respectively	11,855	17,669
Additional paid-in capital	12,420,166	10,152,118
Accumulated deficit	(9,805,452)	(6,217,899)
Total Stockholders' Equity	2,626,569	3,951,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,952,067	$5,838,160

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009
REVENUES	$-	$-
OPERATNG EXPENSES
General and administrative	2,202,320	245,342
Total Operating Expenses	2,202,230	245,342

LOSS FROM OPERATIONS	(2,202,320)	(245,342)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(483,441)	21,960
Interest income	15,311	198
TOTAL OTHER INCOME (EXPENSE)	(468,130)	(22,158)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,670,450)	(223,184)
INCOME TAX EXPENSE	(12,781)	-

LOSS FROM CONTINUING OPERATIONS	(2,683,231)	(223,184)
DISCONTINUED OPERATIONS: GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	66,292	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(970,614)	(2,024,583)

Net loss from discontinued operations, net of income taxes	(904,322)	(2,024,583)

NET LOSS	$(3,587,553)	$(2,247,767)

OTHER COMPREHENSIVE INCOME (LOSS):
Gain (loss) on foreign currency translation	-	10,867

COMPREHENSIVE LOSS	$(3,587,553)	$(2,236,900)
BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.18)	$(0.02)
Discontinued Operations	(0.06)	(0.17)
Net Loss	$(0.24)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,201,303	12,050,759

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Changes in Stockholders' Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2008	10,000,000	$10,000	$2,486,609	$(10,867)	$(3,970,132)	$(1,484,390)
Principal stockholder contribution of cash
derived from sale of common shares of
Company stock	-	-	491,374	-	-	491,374
Principal stockholder issuance of common
shares on behalf of Company
to settle debt and accrued interest	-	-	770,063	-	-	770,063
Principal stockholder issuance of common
shares on behalf of Company
for loan origination fees	-	-	265	-	-	265
Common shares returned to treasury and canceled	(1,232,730)	(1,233)	1,233	-	-	-
Common shares returned in exchange
for stock options issued	(1,972,000)	(1,972)	1,972	-	-	-
Common shares issued to settle
debt and accrued interest	101,730	102	142,312	-	-	142,414
Common shares issued for nominal
cash and services	2,584,000	2,584	23,256	-	-	25,840
Consideration paid by stockholders, on behalf of Company
to service providers	-	-	25,000	-	-	25,000
Consideration paid by stockholders, on behalf of Company
to settle accounts payable	-	-	125,000	-	-	125,000
Common shares issued pursuant
to recapitalization	1,160,000	1,160	(1,160)	-	-	-
Common shares and warrants issued
under private placement, net of offering costs	6,150,000	6,150	5,903,600	-	-	5,909,750
Common shares and warrants issued
for conversions of bridge notes payable	877,500	878	775,372	-	-	776,250
Stock option expense	-	-	233,900	-	-	233,900
Reclassification of warrants from equity
to a liability	-	-	(826,678)	-	-	(826,678)
Foreign currency translation gain	-	-	-	10,867	-	10,867
Net loss for the year ended
December 31, 2009	-	-	-	-	(2,247,767)	(2,247,767)
Balance, December 31, 2009	17,668,500	17,669	10,152,118	-	(6,217,899)	3,951,888
Common shares issued for consulting Services	83,000	83	41,417	-	-	41,500
Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	-	8,467
Common shares canceled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-	-
Stock option expense	-	-	1,575,768	-	-	1,575,798
Stock warrant liability contributed
by shareholders	-	-	136,500	-	-	136,500
Common shares issued for cash	434,782	434	499,565	-	-	499,999
Net loss for the year ended
December 31, 2010	-	-	-	-	(3,587,553)	(3,587,553)
Balance, December 31, 2010	11,855,232	$11,855	$12,420,166	$-	$(9,805,452)	$2,626,569

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(fka Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(3,587,553)	$(223,184)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and warrants issued for services	1,617,268	233,900
Warrant derivative liability	483,441	(21,960)
Depreciation	89	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(41,039)	-
Accounts payable and accrued expenses	173,738	11,244

Net Cash Used in Continuing Operating Activities	(1,354,056)	-
Net Cash Provided by (Used in) Discontinued Operating Activities	81,382	(1,737,841)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,021)	-

Net Cash Used in Investing Activities	(11,021)	-
Net Cash Used in Discontinued Investing Activities	(24,418)	(69,721)

FINANCING ACTIVITIES
Proceeds from common stock and warrants, net of offering costs in 2009	499,999	5,909,750
Advances to subsidiary included in financing activities	-	(1,150,898)

Net Cash Provided by Financing Activities	499,999	4,758,852
Net Cash Provided by (Used in) Discontinued Financing Activities	(50,642)	1,902,679

Effect of exchange rate changes on cash	-	10,867

NET INCREASE (DECREASE) IN CASH	(858,756)	4,864,836
CASH AT BEGINNING OF YEAR	4,758,852	9,076

CASH AT END OF YEAR (Includes $115,060 of cash
included in net assets of discontinued operations in 2009)	$3,900,096	$4,873,912

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$111,847
Income taxes	12,781	-

NON CASH FINANCING ACTIVITIES:
Liability paid on behalf of the Company by a shareholder	$8,467	$-
Reclassification of warrant derivative liability to (from) additional paid-in capital	$136,500	$(826,678)

NON CASH FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	$-	$974,338

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

Note 3. Fair Value of Financial Instruments (Continued)

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
DECEMBER 31, 2010 AND 2009

Note 3. Fair Value of Financial Instruments (Continued)

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

The total fair value of stock warrant and option awards (not including those issued in exchange for common stock returned to the Company) granted to employees during the years ended December 31, 2010 and 2009 was $3,167,745 and $251,871, respectively, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $1,575,768 and $233,900 for the years ended December 31, 2010 and 2009, respectively, in connection with these stock warrants and options.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 12th  day of July, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	July 12, 2011

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	July 12, 2011

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

4.1	Specimen Stock Certificate
10.9	Blue Earth, Inc. 2009 Equity Incentive Plan
10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent
10.28	Form of Class A Funding Warrant dated December 31, 2010
10.29	Form of Class B Funding Warrant
10.30	Form of Class C Funding Warrant
10.31	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees
10.32	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc.
10.33	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010
10.34	Warrant issued to Laird Cagan dated February 24, 2011
10.35	Consulting Agreement dated February 24, 2011 by and between Cagan MaAfee Capital Partners, LLC and Blue Earth, Inc.
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