Form 10-Q/A
period 2011-03-31
Blue Earth, Inc.
filed 2011-07-13
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q amends the Annual Report on Form 10-Q for the period ended March 31, 2011 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) to correct certain clerical errors that occurred in the filing of the Original Report.

In the process of filing the Original Report, a clerical error made on the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 was perpetuated in the Original Report.  For specific details of the error, refer to the Form 10K/A filed for the year ended December 31, 2010.  As a result of that error, the Original Report contained errors in certain numbers contained within the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Changes in Stockholders’ Equity.

This amended Form 10-Q corrects errors related to the above mentioned error which affected the amount of Additional Paid-in Capital and Accumulated Deficit for the period ended March 31, 2011 and the year ended December 31, 2010 in both the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

Additionally, all references to the Company’s net loss for the period ended March 31, 2011 and the year ended December 31, 2010 and retained earnings as of March 31, 2011 and December 31, 2010 in narrative sections of the Original Report have been corrected where applicable.

Unless expressly noted otherwise, the disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 8-K the Company has filed in 2011.  The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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
shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 13,457,807 and 11,855,232
shares issued and outstanding, respectively	13,458	11,855
Additional paid-in capital	15,389,994	12,420,166
Accumulated deficit	(10,632,164)	(9,805,452)

Total Stockholders' Equity	4,771,288	2,626,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,037,268	$3,952,067

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

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	17,668,500	$17,669	$10,152,118	$(6,217,899)	$3,951,888

Common shares issued for consulting services	83,000	83	41,417	-	41,500
Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	8,467
Common shares cancelled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-
Stock option and warrant expense	-	-	1,575,768	-	1,575,768
Stock warrant liability contributed
by shareholders	-	-	136,500	-	136,500
Common shares issued for cash	434,782	434	499,565	-	499,999
Net loss for the year ended
December 31, 2010	-	-	-	(3,587,553)	(3,578,553)

Balance, December 31, 2010	11,855,232	11,855	12,420,166	(9,805,452)	2,626,569

Common stock issued for option cancellation (unaudited)	72,813	73	95,711	-	95,784
Stock option and warrant expense (unaudited)	-	-	143,638	-	143,638
Common shares issued for consulting services (unaudited)	250,000	250	301,750	-	302,000
Common stock issued for acquisition of subsidiary (unaudited)	1,279,762	1,280	2,428,729	-	2,430,009
Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(826,712)	(826,712)

Balance, March 31, 2011 (unaudited)	13,457,807	$13,458	$15,389,994	$(10,632,164)	$4,771,288

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

BLUE EARTH, INC.
Date: July 12, 2011	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)