Form 10-Q
period 2011-06-30
Blue Earth, Inc.
filed 2011-08-15
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]o No [   ]

As of August 11, 2011 the issuer had 13,807,807 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

PART I
ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$2,255,286	$3,900,096
Accounts receivable, net	624,223	-
Inventory, net	361,453	-
Prepaid expenses and deposits	809,304	38,039

Total Current Assets	4,050,266	3,938,135

PROPERTY AND EQUIPMENT, net	214,047	10,932

OTHER ASSETS
Deposits	17,930	3,000
Distributorship and license, net	2,819,416	-

Total Other Assets	2,837,346	3,000

TOTAL ASSETS	$7,101,659	$3,952,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Warrant derivative liability	$1,223,960	$1,288,159
Current portion of notes payable	254,023	-
Accounts payable and accrued expenses	711,821	37,339

Total Current Liabilities	2,189,804	1,325,498

LONG TERM LIABILITIES
Long term portion of notes payable	117,079	-

Total Liabilities	2,306,883	1,325,498

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, zero
shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 13,707,807 and 11,855,232
shares issued and outstanding, respectively	13,708	11,855
Additional paid-in capital	15,889,285	12,420,166
Accumulated deficit	(11,108,217)	(9,805,452)

Total Stockholders' Equity	4,794,776	2,626,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,101,659	$3,952,067

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

REVENUES	$1,136,614	$-	$2,043,636	$-

COST OF SALES	357,561	-	752,303	-

GROSS PROFIT	779,053	-	1,291,333	-

OPERATING EXPENSES
General and administrative	1,363,005	210,412	2,659,253	326,855

Total Operating Expenses	1,363,005	210,412	2,659,253	326,855

LOSS FROM OPERATIONS	(583,952)	(210,412)	(1,367,920)	(326,855)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	107,898	423,067	64,199	(39,073)
Liquidated damages expense	-	-	-	(68,250)
Interest income	1	3,783	956	8,127

Total Other Income (Expense)	107,899	426,850	65,155	(99,196)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(476,053)	216,438	(1,302,765)	(426,051)
INCOME TAX EXPENSE	-	(800)	-	(800)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(476,053)	215,638	(1,302,765)	(426,851)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(282,058)	-	(860,329)

Net loss from discontinued operations, net of income tax	-	(282,058)	-	(860,329)

NET LOSS	$(476,053)	$(66,420)	$(1,302,765)	$(1,287,180)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing Operations	$(0.04)	$0.01	$(0.10)	$(0.02)
Discontinued Operations	-	(0.02)	-	(0.05)
Net Loss	$(0.04)	$(0.00)	$(0.10)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	13,575,389	17,751,500	13,504,978	17,175,732

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	17,668,500	$17,669	$10,152,118	$(6,217,899)	$3,951,888

Common shares issued for consulting services	83,000	83	41,417	-	41,500
Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	8,467
Common shares cancelled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-
Stock option and warrant expense	-	-	1,575,768	-	1,575,768
Stock warrant liability contributed
by shareholders	-	-	136,500	-	136,500
Common shares issued for cash	434,782	434	499,565	-	499,999
Net loss for the year ended
December 31, 2010	-	-	-	(3,587,553)	(3,587,553)

Balance, December 31, 2010	11,855,232	11,855	12,420,166	(9,805,452)	2,626,569

Common stock issued for option cancellation (unaudited)	72,813	73	95,711	-	95,784
Stock option and warrant expense (unaudited)	-	-	342,179	-	342,179
Common shares issued for consulting services (unaudited)	350,000	350	425,650	-	426,000
Common stock issued for acquisition of subsidiary (unaudited)	1,279,762	1,280	2,428,729	-	2,430,009
Common stock issued for license (unaudited)	150,000	150	176,850	-	177,000
Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(1,302,765)	(1,302,765)

Balance, June 30, 2011 (unaudited)	13,707,807	$13,708	$15,889,285	$(11,108,217)	$4,794,776

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(1,302,765)	$(1,287,180)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	521,784	59,472
Warrant derivative liability	(64,199)	39,073
Stock option expense	342,179	44,642
Depreciation	28,999	-
Changes in operating assets and liabilities:
Accounts receivable	(504,398)	-
Inventory	(235,826)	-
Prepaid expenses and deposits	(751,144)	(350)
Accounts payable and accrued expenses	242,163	16,637

Net Cash Used in Continuing Operating Activities	(1,723,207)	(1,127,706)
Net Cash Provided by Discontinued Operating Activities	-	19,782

INVESTING ACTIVITIES
Purchase of license	(100,000)	-
Purchase of property and equipment	(131,927)	-

Net Cash Used in Investing Activities	(231,927)	-
Net Cash Used in Discontinued Investing Activities	-	(24,418)

FINANCING ACTIVITIES
Cash received in purchase of subsidiary	404,333	-
Repayment of notes payable	(94,009)	-

Net Cash Provided by Financing Activities	310,324	-
Net Cash Used in Discontinued Financing Activities	-	(56,042)

NET DECREASE IN CASH	(1,644,810)	(1,188,384)
CASH AT BEGINNING OF PERIOD	3,900,096	4,873,912

CASH AT END OF PERIOD	$2,255,286	$3,685,528

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest (continuing operations)	$-	$-
Income taxes (continuing operations)	-	800

NON CASH FINANCING ACTIVITIES:
Reclassification of note payable-related party to note payable	$-	$12,500
Purchase of subsidiary for debt and common stock	2,430,009	-
Purchase of license for common stock	177,000	-
Liability paid by officer on behalf of Company	-	8,467

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of June 30, 2011 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $386,453. An allowance for obsolete inventory has been recorded for $25,000, resulting in net inventory of $361,453.  The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Acquisition of Subsidiary

On December 30, 2010, Castrovilla Energy, Inc., a recently formed California subsidiary of Blue Earth, Inc. entered into agreements, subject to final Board approval, to acquire substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc.  Founded in 2004, Castrovilla based in Mountain View, California, had approximately $3.4 million in audited revenues in 2010, which is more than twice its 2008.  Castrovilla serves approximately 5,400 small commercial businesses in Northern California with its 25 employees.  Castrovilla manufactures, sells and installs commercial refrigerator and freezer gaskets and sells and installs motors and controls.  Castrovilla’s strategy is to sell lighting and HVAC bundled retrofits to its customer base.

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

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt and the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $450,000, or $1.68 per share, the average closing price of the Company’s Common Stock from September 1-23, 2010 when the terms of the transaction were agreed to.  The Company also

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
June 30, 2011

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

assumed trade debt of approximately $121,000.  Humitech will remain an unaffiliated non-operating entity in order to pay its other liabilities with the proceeds of the shares received from the Company, as well as from an inter-company note in the amount of $331,579 from Castrovilla, Inc.

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (BEEMS) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011, subject to final Board approval which was obtained on January 18, 2011. CEI merged with and into Castrovilla, Inc. which is continuing its existence as a wholly-owned California subsidiary of BEEMS.  The APA and the Plan have been filed as Exhibits 2.1 and 2.2, respectively, to the Current Report on Form 8-K for December 31, 2010, as amended.

Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share or $1,700,000 to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements, as amended.  The two Castrovilla, Inc. stockholders, John Pink, who continues as President of Castrovilla, Inc. and Adam Sweeney, together with Humitech (the “Stockholders”) could not sell any of the Company Shares for a six-month period beginning on the Effective Date of the Plan of January 1, 2011 and ending on June 30, 2011.  Thereafter and ending June 30, 2013, the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”).  The Company contingently guaranteed (the “Guaranty”) to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement and the hereinafter described performance criteria was are met.

A number of shares equal in value to fifty percent (50%) of the profits, if any, from the sale of shares above $3.36 per share during the Lock-up Period will be returned to the Company.  Any deficit from sales below $1.68 per share shall be paid (i) 50% in cash, and (ii) the remaining 50% in either cash or shares of Common Stock of the Company provided certain Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) performance criteria are achieved as discussed in the next paragraph  (at their then current fair market value, or any combination thereof, at the sole discretion of the party making the payment).

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is less than the budgeted amount of $361,000 for the first six months after the Effective Date  and $722,000 of EBITDA per year for each of the fiscal years ending December 31, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.  All of such calculations will be in accordance with GAAP and derived from the Company’s reviewed financial statements for the first three fiscal quarters of the year and the audited financials for the fourth quarter of the year.  If EBITDA is zero or negative, then no Guaranty is in effect for the next quarter and the number of the Company’s Shares which could have been sold during such three-month period will not be covered by a Guaranty in the future.  Accordingly, for the six months ended June 30, 2011, the Company’s EBITDA was approximately $35,373 and therefore there is no guarantee in effect for the quarter ended September 30, 2011 unless the Selling Shareholders sell shares at less than $0.16 per share.  The share price Guaranteed is determined by multiplying the percentage of actual EBITDA in this case 9.8%, by the Guaranteed Price/Share of $1.68 or $0.16 per share as the adjusted Guaranteed Price/Share in effect for the quarter ending September 30, 2011.

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
June 30, 2011

NOTE 3 – SIGNIFICANT EVENTS (CONTINUED)

The targeted EBITDA for the 12-month period from July 1, 2011 to June 30, 2012 is $722,000, or $180,500 per quarter (the quarterly rate of $180,500 is a constant for each quarter through to the end of the Lock-up/Guarantee period).  Therefore, for the nine-months ended September 30, 2011, the Targeted EBITDA will be $361,000 plus $180,500 or $541,000; and for the 12-months ended December 31, 2011, would be $722,000. The targeted EBITDA for each subsequent 12 month period shall be $722,000, which shall be compared to the actual performance for the most recent 12 month reporting period as illustrated above and multiplied times $1.68 to arrive at the guaranteed share price, if any. These targeted amounts may be reduced if a majority of the Board of Directors agree on budget changes which require an acceleration of expenses thereby affecting a current year’s budgeted EBITDA. No adjustment in the targeted amounts for guarantee purposes has been made and none is contemplated at this time. The Company does not anticipate any guaranty prior to April of 2012, due to the decision to expand Castrovilla's operations into several new states.

In addition, under the Plan, the Company paid $50,000 to an unaffiliated third party for an existing obligation of Castrovilla, Inc.

The above described Castrovilla Acquisition was completed on January 19, 2011, with an effective date of January 1, 2011.  Pursuant to the terms and conditions of the Plan described above, Castrovilla Energy, Inc., a wholly-owned subsidiary of the Company, was merged with and into Castrovilla, Inc., the Surviving Corporation, on January 21, 2011

The table below presents, on a retroactive basis the condensed consolidated statements of operations for the periods presented.  In the above referenced acquisition Castrovilla was not considered the predecessor for accounting purposes.  The proforma condensed consolidated statements of operations are presented below for comparative purposes and to provide additional information and disclosure to the reader.

Proforma Condensed Consolidated Statement of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$1,136,614	$646,491	$2,043,636	$884,043
Cost of Sales	357,561	233,615	752,303	367,785
Gross Profit	779,053	412,876	1,291,333	516,258
Operating Expenses	1,363,005	905,759	2,659,253	776,019
Loss from Operations	(583,952)	(492,883)	(1,367,920)	(259,761)
Other Income (Expense)	107,899	426,850	65,155	(99,196)
Loss from Continuing Operations
Before Income Taxes	(476,053)	(66,033)	(1,302,765)	(358,957)
Income Tax Expense	-	(800)	-	(800)
Loss from Continuing Operations	(476,053)	(66,833)	(1,302,765)	(359,757)
Gain on Disposal of Discontinued
Operations, net of income taxes of $0	-	-	-	-
Loss from Discontinued Operations
net of Income Taxes of $0	-	(282,085)	-	(860,329)
Net Loss from Discontinued Operations,
Net of Income Tax	-	(282,085)	-	(860,329)
Net Loss	$(476,053)	$(348,918)	$(1,302,765)	$(1,220,086)
Basic and Diluted Loss per Share
Continuing Operations	$(0.04)	$(0.00)	$(0.10)	$(0.02)
Discontinued Operations	-	(0.02)	-	(0.05)
Net Loss	$(0.04)	$(0.02)	$(0.10)	$(0.07)
Weighted Average Number of Common
Share Outstanding Basic and Diluted	13,575,389	17,751,500	13,504,978	17,175,732

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
June 30, 2011

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

Issuance of Common Stock

On May 16, 2011, the Company issued 150,000 shares for a license to certain light switching technology and paid $100,000 cash. The shares were valued at $1.18 per share. On May 24, 2011 the Company issued 100,000 shares for services valued at $1.24 per share. On March 21, 2011 the Company issued 72,813 shares, valued at $95,784, for the cancellation of 238,500 previously issued options. On February 13, 2011 the Company issued 100,000 shares, valued at $1.25, for director’s fees.  One-half of the shares vested immediately, the remainder vest one year from issuance. Also, on February 13, 2011 the Company issued 150,000 shares valued at $1.18 for consulting services compensation.  On January 1, 2011 the Company issued 1,279,762 shares for the acquisition of its subsidiary, as described above.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - DISCONTINUED OPERATIONS

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

The closing of the Stock Purchase Agreement occurred on August 31, 2010, at which time the Company: (i) received of all of the certificates representing the Company Shares, Options, Warrants, and Escrowed Shares (each, as defined in the Stock Purchase Agreement) issued to the Buyers, (ii) entered into an agreement regarding the assignment of the Royalty by GFS and its successors and assigns to the Company, and all other closing conditions were satisfied.  Following the closing, GFS ceased to be a wholly-owned subsidiary of the Company and the Buyers,

BLUE EARTH, INC.
(fka Genesis Fluid Solutions, Inc.)
Notes to Financial Statements
June 30, 2011

NOTE 5 - DISCONTINUED OPERATIONS (CONTINUED)

collectively, became the owners of one hundred percent (100%) of the issued and outstanding capital stock of GFS. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of GFS as discontinued.

The condensed statements of operations for the discontinued operations are as follows:

	For the Three Months Ended For the Six Months Ended
	June 30,	June 30,
	2010	2010
REVENUES	$129,089	$129,089
COST OF SALES	129,089	129,089
GROSS PROFIT	-	-
OPERATNG EXPENSES
General and administrative	208,953	720,757
Total Operating Expenses	208,953	720,757
LOSS FROM OPERATIONS	(208,953)	(720,757)
OTHER INCOME (EXPENSE)
Loss on disposals of property and equipment	(65)	(65)
Liquidated damages expense	(68,250)	(136,500)
Interest income	-	7,171
Interest expense	(4,790)	(10,178)
Total Other Income (Expense)	(73,105)	(139,572)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(282,058)	(860,329)
INCOME TAX EXPENSE	-	-
NET LOSS	$(282,058)	$(860,329)
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	17,751,500	17,715,732

NOTE 6 - SUBSEQUENT EVENTS

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

Effective January 1, 2011, Blue Earth acquired Castrovilla, Inc. based in Mountain View California which manufactures, sells and installs commercial refrigeration and freezer gaskets and sells and installs motors and controls to approximately 5,400 small commercial businesses.

On May 16, 2011, Blue Earth obtained the exclusive private label license (the “License”) and manufacturing rights to an innovative and patented lighting controls technology from Switch Genie LLC and James F. Loughrey.

On May 31, 2011, Blue Earth entered into a binding letter of agreement to acquire Xnergy, Inc., a Carlsbad, California based energy services company.  Xnergy provides a broad range of comprehensive energy solutions including specialized mechanical engineering, the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management as well as comprehensive maintenance and service programs.

As of August 31, 2010, the Company sold its wholly-owned subsidiary Genesis Fluid Solutions, Ltd. (GFS) to certain buyers including its former Chairman and interim CEO Michael Hodges as defined by the Stock Purchase Agreement.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010 (Actual)

Revenues

The Company recognized $1,136,614 of revenue for the three months ended June 30, 2011, as compared to no revenue for the three months ended June 30, 2010 from continuing operations. The current revenue represents sales from the Company’s wholly-owned subsidiary Castrovilla, Inc., which was acquired as of January 1, 2011 whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2011 were $357,561 resulting in a gross profit of $779,053 or 68.5% of revenues.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,363,005 for the three months ended June 30, 2011 as compared to $210,412 for the three months ended June 30, 2010, an increase of $1,152,593.  Approximately $777,635 or 57% of the total expenses were from Castrovilla Inc., with $510,303, or 66% of Castrovilla’s expenses relating to payroll expenses.  On a consolidated basis, general and administrative expenses include stock compensation expense of $385,041, or 28% of total general and administrative expense, wages and salaries of $516,971, or 38% and professional fees of $204,426 or 15%.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2011 was $107,899 compared to $426,850 for the three months ended June 30, 2010. The decrease was primarily attributable to a decrease of  $315,169 in the change in the fair value of the warrant derivative liability.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $476,053 for the three months ended June 30, 2011 as compared with profits from continuing operations (primarily from a change in fair value of warrant liability) of $215,638 for the three months ended June 30, 2010, a decrease in profits of $691,691.  The decrease is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiary and the costs related to the ongoing implementation of our business plan.  The consolidated net loss increased from $66,420 to $476,053 for the three months ended June 30, 2011 as compared to June 30, 2010, due primarily to the increase in general and administrative services.  There was a loss from discontinued operations recorded for the period ended June 30, 2010 of $282,058 and none in the 2011 period.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010 (Actual)

Revenues

The Company recognized $2,043,636 of revenue for the six months ended June 30 2011, as compared to no revenue for the six months ended June 30, 2010 from continuing operations. The current revenue represents sales from the Company’s, wholly-owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2011 were $752,303 resulting in a gross profit of $1,291,333, or 63.2% of revenues.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,659,253 for the six months ended June 30 , 2011 as compared to $326,855 for the six  months ended June 30, 2010, an increase of $2,332,398, or 714%.  Approximately $1,304,180 or 49% of the total expenses were from Castrovilla with $864,147, or 66% of Castrovilla’s  expenses relating to payroll expense.  On a consolidated basis, general and administrative expenses include stock compensation expense of $863,963, or 32% of total general and administrative expense, wages and salaries of $984,231, or 37% and professional fees of $328,258 or 37%.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Other income for the six months ended June 30, 2011 was $65,155 compared to other expenses of $99,196 for the six months ended June 30, 2010. The increase was primarily attributable to an increase in the change in the fair value of the warrant derivative liability of $103,272.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $1,302,765 an increase in loss from continuing operations of $875,914 or 205%, from the six months ended June 30, 2010. The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiary and the costs related to the ongoing implementation of our business plan. The consolidated net loss increased slightly from $1,287,180 to $1,302,765.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010 (Pro forma)

The Company acquired Castrovilla, Inc. effective January 1, 2011. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisition was effective January 1, 2010.

Revenues

The Company recognized $1,136,614 of revenue for the three months ended June 30 2011, as compared to $646,491 for the three months ended June 30, 2010 from continuing operations. Revenue represents sales from the Company’s, wholly-owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales. Revenue increased $490,123, or 76%, primarily due to an expanded product offering by Castrovilla, Inc.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2011 were $357,561, compared to $233,615, for the three months ended June 30, 2010, resulting in a gross profit of $779,053, or 69% of revenues and $412,876, or 64% of revenues respectively. Castrovilla’s new products have higher gross margin.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,363,005 for the three months ended June 30, 2011 as compared to $905,759 for the three months ended June 30, 2010, an increase of $457,246, or 50%.  Approximately $1,304,180 or 96% of the total expenses for the period ended June 30, 2011 and $246,183 or 27% of the total expenses for the three months ended June 30, 2010 were from the operations of Castrovilla.

Net Loss

The net loss from continuing operations for the three months ended June 30, 2011 was $476,053, a $410,020 or 621% increase over the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010 (Pro forma)

Revenues

The Company recognized $2,043,636 of revenue for the six months ended June 30 2011, as compared to $884,043 for the six months ended June 30, 2010 from continuing operations. Revenue represents sales from the Company’s, wholly-owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales. Revenue increased $1,159,593, or 131%, primarily due to primarily due to an expanded product offering by Castrovilla, Inc.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2011 were $752,303, compared to $367,785, for the six months ended June 30, 2010, resulting in a gross profit of $1,291,333, or 63% of revenues and $516,268, or 58% of revenues, respectively.  Castrovilla’s new products have higher gross margin.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,659,253 for the six months ended June 30, 2011 as compared to $776,019 for the six months ended June 30, 2010, an increase of $1,883,234, or 243%.  Approximately $1,304,180 or 49% of the total expenses for the period ended June 30, 2011 and $449,164 or 58% of the total expenses for the period ended June 30, 2010 were from the operations of Castrovilla.

Net Loss

The net loss from continuing operations for the six months ended June 30, 2011 was $1,302,765, a $943,008 or 262% increase over the six months ended June 30, 2010.

Liquidity and Capital Resources

Net cash used in continuing operations during the six months ended June 30, 2011 totaled $1,723,207 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $1,302,765, the Company incurred an increase in accounts receivables of $504,398, and inventory $235,826 and prepaid expenses and deposits $751,144 that was partially offered by common stock and options issued for services expensed at $863,963.

Net cash used in investing activities during the six months ended June 30, 2011 totaled $231,927 and resulted from  $100,000 for the purchase of the Switch Genie license and $131,927 for the purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2011 totaled $310,324 and resulted from $404,333 of cash in the new subsidiary offset by payments on notes payable of $94,009.

At June 30, 2011, we had working capital of $1,860,462 including $2,255,286 in cash and cash equivalents compared with working capital of $2,612,637 at December 31, 2010.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through June 2012.  We do not have any lines of credit or borrowing facilities to meet our cash needs. As a result, we may not be able to continue as a going concern, without further financing, following June 2012. It is reasonably possible that we will not be able to obtain sufficient financing to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the six months ended June 30, 2011.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below: (i) there have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended March 31, 2011; and (ii) we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

On July 22, 2011, a Stipulation for Dismissal with Prejudice was entered in the District Court, City and County of Denver, Colorado reflecting the Company’s previously announced settlement in the lawsuit brought by Michael Whaley against the Company and its operating subsidiary, Genesis Fluid Solutions, Ltd.

ITEM 1A. RISK FACTORS.  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2011, the Company issued 150,000 restricted shares of Common Stock to Switch Genie, LLC valued at $1.18 per share pursuant to a License Agreement dated May 16, 2011.

On May 27, 2011, the Company issued 100,000 restricted shares of Common Stock to Red Chip Companies, Inc., valued at $1.24 per share in consideration of a Joint Marketing Agreement dated May 25, 2011.

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
101.0*
The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income Operations, (iii) the Condensed Consolidated Statement of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE EARTH, INC.

Date: August 15, 2011	By:	/s/ Dr. Johnny R. Thomas

Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)