Form 10-K/A
period 2010-12-31
Blue Earth, Inc.
filed 2011-10-06
CIK 1422109

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑ *(1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 5, 2011, there were 18,319,807 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

*(1) This issuer is not currently subject to the filing requirements of the Exchange Act, however, has filed all reports.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) to reflect certain information disclosed by the Company to the Securities and Exchange Commission.  The revised Exhibit List to the Form 10-K reflects amendments to the principal officers’ employment agreements and revised form of Class A Warrants and underlying Class B and Class C Warrants, issuable upon the exercise of the Class A Warrants.

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-Q and Forms 8-K the Company has filed in 2010 and 2011.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc. (6)
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC (8).
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc. (8)
3.1	Articles of Incorporation (6)
3.2	Bylaws(6)
4.1	Specimen Stock Certificate (9)
10.1	Form of Subscription Agreement(1)
10.2	Form of Investor Warrant(1)
10.3	Form of Registration Rights Agreement(1)
10.4	Form of Lockup Agreement(1)
10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG(1)
10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities(1)
10.7	Form of Placement Agent Warrant(1)
10.8	Form of Directors and Officers Indemnification Agreement
10.9	Blue Earth, Inc. 2009 Equity Incentive Plan. (9)
10.10	Form of 2009 Incentive Stock Option Agreement(1)
10.11	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.12
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dates as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and Cherry Tankers Holdings, Inc.(1)

10.13	Stock Purchase Agreement, dated as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and the shareholders listed therein(1)
10.14	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.15	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.16	Assignment of Patents Agreement, dated as of August 16, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1)
10.17	Assignment of Patents Agreement, dated as of September 30, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1)
10.18	Form of Voting Agreement between Michael Hodges and the stockholders signatory thereto(1)
10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent (9)
10.20	Consulting Agreement dated December 14, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Sharp Resources, Inc.(2)
10.21	Consulting Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and SFL3 LLC(3)
10.22	Director and Officer Indemnification Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Selby F. Little, III(3)
10.23	Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated November 10, 2009(5)
10.24	Amendment to Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated March 23, 2010(5)
10.25
Form of Stock Purchase Agreement, effective as of August 8, 2010 by and between Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and each of the Buyers on the signature page thereto(7)

10.26	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas(7)

	10.27	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis(7)
*	10.28	Form of Class A Funding Warrant dated as of December 31, 2010
*	10.29	Form of Class B Funding Warrant
*	10.30	Form of Class C Funding Warrant
	10.31	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees. (9)
	10.32	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (9)
	10.33	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010. (9)
	10.34	Warrant issued to Laird Cagan dated February 24, 2011. (9)
	10.35	Consulting Agreement dated February 24, 2011 by and between Cagan MaAfee Capital Partners, LLC and Blue Earth, Inc. (9)
	10.36	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (8)
	10.37	Lock-Up Agreement, dated as of December 30, 2010, by and among John Pink, Adam Sweeney and Humitech of Northern California, LLC, Castrovilla Inc. and Blue Earth, Inc.(8)
	10.38	Guaranty Agreement, dated as December 29, 2010, by and among John Pink, Adam Sweeney, Castrovilla Energy and Blue Earth, Inc.(8)
10.39
Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP. (9)

*	10.40	Amendment No. 1 to the Employment Agreement, dated as of September 15, 2011, by and among the Company and Dr. Johnny R. Thomas
*	10.41	Amendment No. 1 to the Employment Agreement, dated as of September 15, 2011, by and among the Company and John Francis.
	16.1	Letter from Davis Accounting Group P.C.(4)
	16.2	Letter from Salberg & Company P.A. dated October 28, 2010(6)
	21	List of Subsidiaries (9)
	31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
	31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002. (9)

* Filed with this Report
(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 5, 2009, as amended on November 16, 2009 and December 14, 2009.
(2)	Incorporated herein by reference to the copy of such document included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2009.
(3)	Incorporated herein by reference to the copy of such documents included as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2009.
(4)	Incorporated herein by reference to the copy of such document included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on April 15, 2010
(6)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 29, 2010
(7)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 31, 2010
(8)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 24, 2011
(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 10-K filed on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 5th  day of October, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	October 5, 2011

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	October 5, 2011