Form 10-K/A
period 2010-12-31
Blue Earth, Inc.
filed 2011-10-20
CIK 1422109

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) to reflect certain information disclosed by the Company to the Securities and Exchange Commission.  The revised Exhibit List to the Form 10-K reflects amendments to the principal officers’ employment agreements; revised form of Class A Warrants and underlying Class B and Class C Warrants, issuable upon the exercise of the Class A Warrants and Certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

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

*	10.40	Amendment No. 1 to the Employment Agreement, dated as of September 15, 2011, by and among the Company and Dr. Johnny R. Thomas
*	10.41	Amendment No. 1 to the Employment Agreement, dated as of September 15, 2011, by and among the Company and John Francis.
	16.1	Letter from Davis Accounting Group P.C.(4)
	16.2	Letter from Salberg & Company P.A. dated October 28, 2010(6)
	21	List of Subsidiaries (9)
*	31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
*	32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002. (9)

* Filed with this Report
(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 5, 2009, as amended on November 16, 2009 and December 14, 2009.
(2)	Incorporated herein by reference to the copy of such document included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2009.
(3)	Incorporated herein by reference to the copy of such documents included as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2009.
(4)	Incorporated herein by reference to the copy of such document included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on April 15, 2010
(6)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 29, 2010
(7)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 31, 2010
(8)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 24, 2011
(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 10-K filed on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 20th day of October, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	October 20, 2011

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	October 20, 2011