Form 10-Q
period 2011-09-30
Blue Earth, Inc.
filed 2011-11-16
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 3, 2011 the issuer had 18,482,414 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$1,588,831	$3,900,096
Accounts receivable, net	1,368,862	-
Inventory, net	481,347	-
Prepaid expenses and deposits	399,895	38,039
Total Current Assets	3,838,935	3,938,135
PROPERTY AND EQUIPMENT, net	187,999	10,932
OTHER ASSETS
Deposits	17,930	3,000
Related party receivable	2,412,086	-
Contracts and franchise, net	11,907,629	-
Total Other Assets	14,337,645	3,000
TOTAL ASSETS	$18,364,579	$3,952,067

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Warrant derivative liability	$1,088,982	$1,288,159
Related party payables	482,372	-
Current portion of notes payable	1,439,850	-
Accounts payable and accrued expenses	3,029,736	37,339
Total Current Liabilities	6,040,940	1,325,498
LONG TERM LIABILITIES
Long term portion of notes payable	117,079	-
Total Liabilities	6,158,019	1,325,498
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 100,000 and zero
shares issued and outstanding, respectively	100	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 18,386,474 and 11,855,232
shares issued and outstanding, respectively	18,386	11,855
Additional paid-in capital	25,033,324	12,420,166
Accumulated deficit	(12,845,250)	(9,805,452)
Total Stockholders' Equity	12,206,560	2,626,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,364,579	$3,952,067

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUES	$1,129,491	$-	$3,173,127	$-
COST OF SALES	591,907	-	1,344,210	-
GROSS PROFIT	537,584	-	1,828,917	-
OPERATING EXPENSES
General and administrative	2,389,711	475,280	5,019,880	734,685
Total Operating Expenses	2,389,711	475,280	5,019,880	734,685
LOSS FROM OPERATIONS	(1,852,127)	(475,280)	(3,190,963)	(734,685)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	134,978	(199,306)	199,177	(238,379)
Interest expense	(19,885)	-	(48,969)	-
Liquidated damages expense	-	-	-	(68,250)
Interest income	1	3,660	957	11,787
Total Other Income (Expense)	115,094	(195,646)	151,165	(294,842)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,737,033)	(670,926)	(3,039,798)	(1,029,527)
INCOME TAX EXPENSE	-	(1,729)	-	(2,529)
LOSS FROM CONTINUING OPERATIONS	(1,737,033)	(672,655)	(3,039,798)	(1,032,056)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(36,584)	-	(965,163)
Net loss from discontinued operations, net of income tax	-	(36,584)	-	(965,163)
NET LOSS	$(1,737,033)	$(709,239)	$(3,039,798)	$(1,997,219)
BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.12)	$(0.05)	$(0.22)	$(0.06)
Discontinued Operations	-	(0.00)	-	(0.06)
Net Loss	$(0.12)	$(0.05)	$(0.22)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	14,986,329	13,952,870	14,053,860	16,475,490

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES
(fka Genesis Fluid Solutions Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(3,039,798)	$(1,997,219)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	757,452	41,500
Warrant derivative liability	(199,177)	238,379
Stock option expense	557,477	415,555
Depreciation and amortization	212,596	-
Changes in operating assets and liabilities:
Accounts receivable	(170,934)	-
Inventory	(355,070)	-
Prepaid expenses and deposits	(472,805)	(8,600)
Accounts payable and accrued expenses	(191,457)	144,292
Net Cash Used in Continuing Operating Activities	(2,901,716)	(1,166,093)
Net Cash Provided by Discontinued Operating Activities	-	81,382
INVESTING ACTIVITIES
Purchase of subsidiaries	(604,670)	-
Purchase of license	(100,000)	-
Purchase of property and equipment	(41,408)	-
Net Cash Used in Investing Activities	(746,078)	-
Net Cash Used in Discontinued Investing Activities	-	(24,418)
FINANCING ACTIVITIES
Proceeds from related party loans	120,099	-
Proceeds from preferred stock	1,000,000	-
Collection of related party receivable	793	-
Cash received in purchase of subsidiaries	1,800,978	-
Repayment of notes payable	(1,585,341)	-
Net Cash Provided by Financing Activities	1,336,529	-
Net Cash Used in Discontinued Financing Activities	-	(50,642)
NET DECREASE IN CASH	(2,311,265)	(1,159,771)
CASH AT BEGINNING OF PERIOD	3,900,096	4,758,852
CASH AT END OF PERIOD	$1,588,831	$3,599,081
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest (continuing operations)	$48,969	$-
Income taxes (continuing operations)	-	2,529
NON CASH FINANCING ACTIVITIES:
Reclassification of note payable-related party to note payable	$-	$12,500
Purchase of subsidiary for debt and common stock	10,127,860	-
Purchase of license for common stock	177,000	-
Liability paid by officer on behalf of Company	-	8,467

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

(fka Genesis Fluid Solutions Holdings, Inc.)

Notes to Condensed Consolidated

Financial Statements (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of September 30, 2011 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $506,347. An allowance for obsolete inventory has been recorded for $25,000, resulting in net inventory of $481,347.  The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Acquisition of Subsidiaries

Castrovilla, Inc.

On December 30, 2010, Castrovilla Energy, Inc., a recently formed California subsidiary of Blue Earth, Inc. entered into agreements, subject to final Board approval, to acquire substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc.  Founded in 2004, Castrovilla based in Mountain View, California, had audited revenues of $3,433,145 in 2010, which is more than twice its 2008 revenues.  Castrovilla serves approximately 5,400 small commercial businesses in Northern California with its 30 employees.  Castrovilla manufactures, sells and installs commercial refrigerator and freezer gaskets and sells and installs motors and controls.

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

Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share or $1,700,000 to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements, as amended.  The two Castrovilla, Inc. stockholders, John Pink, who continues as President of Castrovilla, Inc. and Adam Sweeney, together with Humitech (the “Stockholders”) could not sell any of the Company Shares for a six-month period beginning on the Effective Date of the Plan of January 1, 2011 and ending on June 30, 2011.  Thereafter and ending June 30, 2013, the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”).  The Company contingently guaranteed (the “Guaranty”) to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement and the hereinafter described performance criteria are met.

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

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is less than the budgeted amount of $361,000 for the first six months after the Effective Date and $722,000 of EBITDA per year for each of the fiscal years ending December 31, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.  All of such calculations will be in accordance with GAAP and derived from the Company’s reviewed financial statements for the first three fiscal quarters of the

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

Acquisition of Subsidiaries (Continued)

year and the audited financials for the fourth quarter of the year.  If EBITDA is zero or negative, then no Guaranty is in effect for the next quarter and the number of the Company’s Shares which could have been sold during such three-month period will not be covered by a Guaranty in the future.  Accordingly, for the nine months ended September 30, 2011, the Company’s EBITDA was negative and therefore there is no guarantee in effect for the quarter ended December 31, 2011.  Accordingly, no guarantees have been or will be in effect for all of fiscal 2011.

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

Xnergy, Inc. and Subsidiary

On September 7, 2011 the Company acquired 100% of the outstanding common stock of Xnergy, Inc. and its wholly-owned subsidiary HVAC Controls & Specialties, Inc., a Carlsbad, California based energy services company (“Xnergy’). Simultaneously, the Company purchased all of the membership interests of ecoLegacy, LLC (“eco”), a California limited liability company, which serves as a financing vehicle for Xnergy. Xnergy provides a broad range of energy solutions including specialized mechanical engineering and the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.  Xnergy also provides comprehensive maintenance and service programs, including every aspect of heating, ventilation and air-conditioning (HVAC), mechanical systems for design-build to repair and retrofit services.

Xnergy has an alternative energy project pipeline opportunity of approximately $585 million. The projects are all located in California and the target clients are those that have a premium credit rating and have large energy needs. These candidates include hotels/casinos, industrial manufacturing, life sciences, telecommunications, medical, churches, pharma and public facilities. The $585 million alternative energy project pipeline is comprised of designing,

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

Acquisition of Subsidiaries (Continued)

building, implementing and servicing three cutting-edge alternative energy technologies: Solar PV, Geothermal and Fuel Cells.

The Company issued 4,500,000 shares of its common stock for all of the outstanding shares of Xnergy valued at $3.00 per share in the merger agreement. However, the common shares were subsequently valued at $1.72 per share for accounting purposes based upon the average closing price of the Company’s common stock from September 8, 2011 through trading on September 26, 2011.  The Company also assumed the obligation of $1,415,088 due to a former shareholder of Xnergy for the purchase of his shares by the exchanging shareholders of Xnergy. The Company assumed $143,681 of debt as the consideration for the purchase of ecoLegacy, a California limited liability company. Hence, for valuation purposes, the proper price/share for accounting purposes is $1.72/share or $7,740,000 for the shares plus the cash component as stated above.

The table below presents, on a retroactive basis the condensed consolidated statements of operations for the periods presented to include the operations of Castrovilla and Xnergy.  In the above referenced acquisitions Castrovilla and Xnergy were not considered the predecessor for accounting purposes.  The proforma condensed consolidated statements of operations are presented below for comparative purposes and to provide additional information and disclosure to the reader.

Proforma Condensed Consolidated Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues	$2,546,673	$3,184,526	$6,784,063	$20,099,745
Cost of Sales	1,229,286	1,743,501	3,501,748	14,377,396
Gross Profit	1,317,387	1,441,025	3,282,315	5,722,349
Operating Expenses	3,302,330	2,534,598	8,903,898	6,445,590
Loss from Operations	(1,984,943)	(1,093,573)	(5,621,583)	(723,241)
Other Income (Expense)	55,015	(235,818)	64,347	(284,813)
Loss Before Income Taxes	(1,929,928)	(1,329,391)	(5,557,236)	(1,008,054)
Income Tax Expense	4,614	(40,952)	(7,476)	(68,902)
Net Loss	$(1,925,314)	$(1,370,343)	$(5,564,712)	$(1,076,956)
Basic and Diluted Loss per Share	$(0.13)	$(0.10)	$(0.40)	$(0.07)
Weighted Average Number of Common Shares
Outstanding Basic and Diluted	14,986,329	13,952,870	14,053,860	16,475,490

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

Additional Issuances of Common Stock (Continued)

On September 29, 2011 the Company issued 12,000 shares of its common stock to an executive officer for accrued compensation valued at $1.00 per share. On September 7, 2011 the Company issued 66,667 shares of common stock to certain key employees of Xnergy valued at $1.72 per share. On July 13, 2011 the Company issued 100,000 shares of common stock for investment advisory services valued at $1.09 per share. On May 16, 2011 the Company issued 150,000 shares for a license to certain light switching technology and paid $100,000 cash. The shares were valued at $1.15 per share. On May 24, 2011 the Company issued 100,000 shares for services valued at $1.16 per share. On March 21, 2011 the Company issued 72,813 shares, valued at $95,784, for the cancellation of 238,500 previously issued options. On February 13, 2011 the Company issued 100,000 shares, valued at $1.24 for director’s fees.  One half of the shares vested immediately, the remainder vest one year from issuance. Also, on February 13, 2011 the Company issued 150,000 shares valued at $1.18 for compensation.  On January 1, 2011 the Company issued 1,279,762 shares for the acquisition of its subsidiary, as described above.

Issuance of Preferred Stock

On September 29, 2011 the Company issued 100,000 shares of its Series A preferred stock at $10 per share for proceeds of $1,000,000. Each share of Series A preferred stock is convertible to 10 shares of common stock upon the Company’s common stock trading at $3.00 per share for 60 consecutive days. The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

The Warrants are substantially the same as the funding warrants authorized for all shareholders of record as of December 31, 2010. Upon the exercise of a Class A Warrant for the $3.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of Common Stock at $6.00 per share, subject to redemption and/or temporary reduction by the Company. The Class B Warrant shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.mp (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class B Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provided, however, if such date is not a Business Day, then on the Business Day immediately following such date.

Upon the exercise of the Class B Warrant for the $6.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class C Common Stock Purchase Warrant (“Class C Warrant”) to purchase one share of Common Stock at $12.00 per share, subject to redemption and/or temporary reduction by the Company. The Class C Warrant shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.m. (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class C Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provide, however, if such date is not a Business Day, then on the Business Day immediately following such date.

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

The Company entered into employment agreements as of September 1, 2011 with D. Jason Davis, as Chief Executive Officer of Xnergy, Inc. and Joseph Patalano, as Chief Operating Officer of Xnergy, Inc. The agreements terminate on August 31, 2016, unless terminated earlier and are automatically renewed for one year periods unless notice of termination is given by either party at least 90 days prior to expiration of the Initial Term and/or any renewal period. Mr. Davis’s base salary is $300,000 per annum and Mr. Patalano’s base salary is $140,000. Both are eligible to receive a cash bonus for the three fiscal years ending December 31, 2013, based on Xnergy’s performance on a stand-alone basis. The bonuses shall be paid based on 80% of the reasonable  forecasted profits of Xnergy before negotiations commenced with the Company. Messrs. Davis and Patalano shall receive 33% in the aggregate of the recurring revenue from payments completed during the initial term of their employment contracts, provided: (i) Xnergy’s net income for the fiscal year exceeds the profit threshold; (ii) the respective employee is still employed by Xnergy; and (iii) this provision shall expire on June 30, 2016, unless extended in writing. If the Agreement is terminated for Cause (as defined) or the employee leaves without Good Reason (as defined) he shall only receive any accrued compensation but not be entitled to any bonus beyond the date of termination. If the employee’s contract is terminated other than for Cause or by the Employee for Good Reason, but not for death, disability or non-renewal, the employee shall receive the compensation stated above for the balance of the Term and any bonus generated from recurring profits from payments originated by the Employee until revenue under such agreements cease.

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS

During February 2011, warrants to purchase 500,000 shares of common stock at $1.24 per share were issued to the Company’s Chairman of the Board and his designees for their services. During May 2011, the Company granted 100,000 and 60,000 warrants at $1.15 per share, respectively to two consultants for services rendered. On March 1, 2011, 2,000,000 warrants were granted to officers of the Company at $1.25 per share. The warrants vest based upon certain performance criteria which have not been met as of September 30, 2011. On September 30, 2011, 500,000 warrants at $3.00 were granted in connection with the Preferred Stock offering. No value was attributed to the warrants because they were out of the money when granted. The Company has recognized $220,282 of expense in connection with the warrants during the nine months ended September 30, 2011. A summary of the Company’s warrant activity during the periods ended September 30, 2011 and December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2009	3,520,000	$1.98	--	$--
Granted	8,427,616	2.45	--
Exercised	--	--	--
Forfeited	(77,500)	2.00	1.90
Balance Outstanding, December 31, 2010	11,870,116	2.31	2.78	$2,210,625
Exercisable Warrants	10,536,782	2.48	--	$877,291
Exercised	(12,000)	--	--	--
Granted	3,160,000	1.52	5.00
Forfeited	--	--	--
Balance Outstanding September 30, 2011	15,018,116	$2.15	2.53	$2,129,741
Exercisable, September 30, 2011	10,809,782	$2.38	2.53	$343,407

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

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

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

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

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

On December 7, 2010 the Company declared a distribution to all shareholders of record on December 31, 2010.  Each shareholder is entitled to receive upon the effective date of a registration statement with the SEC one warrant to purchase the Company’s common stock at an exercise price of $3.00 that expire ten years after issuance.  Due to the fact that the Company has an accumulated deficit, the distribution was accounted for as a return of capital and recorded as a reduction to additional-paid in capital.

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

During the nine months ended September 30, 2011, the Company granted 97,791 options to employees of Castrovilla at $1.68 per share.

The Company will recognize $107,699 over the term of the options. As of September 30, 2011, 4,384,209 shares were remaining under the 2009 Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2010 and the nine months ended September 30, 2011:

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

	September 30,	December 31,
	2011	2010
Expected term (years)	5.0	1.0 - 10.0
Expected volatility	159%	216%
Weighted-average volatility	159%	216%
Risk-free interest rate	3.99%	0.71% - 4.32%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

A summary of the Company’s stock option activity during the periods ended September 30, 2011 and December 31, 2010 is presented below:

		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2009	3,222,000	$0.94	9.8
Granted	298,500	1.26	10
Exercised	—	—	—
Forfeited	(3,222,000)	0.94	9.8
Expired	—	—	—
Balance Outstanding, December 31, 2010	298,500	1.26	10	$ 299,885
Granted	97,791	1.68	--
Exercised	--	--	--
Forfeited	(238,500)	0.94	9.8
Expired	--	--	--

Balance Outstanding, September 30, 2011	157,791	$1.55	9.5	$244,089

Exercisable, September 30, 2011	157,791	$1.55	9.5	$244,089

The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2010 was $1.68. The Company expects all non-contingent outstanding employee stock options to eventually vest.

NOTE 6 - SUBSEQUENT EVENTS

On October 4, 2011 the Company issued the following shares and options: 16,805 shares of its common stock upon the exercise of 50,000 cashless private placement warrants at $1.25 per share; 15,000 shares of common stock for consulting services valued at $1.72; 450,000 incentive stock options: 150,000 vesting immediately, 150,000 to vest upon the billing of 500 petroleum sites and 150,000 to vest upon the billing of 1,000 additional petroleum sites; and 14,535 shares of its common stock for accrued legal services. During October 2011 the Company received an additional $690,000 from the issuance of 69,000 shares of Series A preferred stock.

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no additional material subsequent events to report.

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

Company Overview

Blue Earth, Inc. is engaged in the clean tech industry in general with a focus on the rapidly growing, multi-billion dollar energy efficiency sector.  Our industry classifications are as follows: Sector - Services; Industry-Diversified Services; and Subindustry-Management Services.

Blue Earth is engaged in a mergers and acquisition strategy to acquire, license, develop, market, install and monitor clean-tech related, innovative technologies and energy management systems.  These technologies are designed to enable customers to reduce their energy consumption, lower their generating and maintenance costs and realize environmental benefits.  The targeted technologies typically include various measures designed for a specific customer or facility in our target market of small commercial businesses and residences to improve the efficiency of building systems, such as heating, ventilation, air conditioning, lighting and refrigeration.   Management also intends to accelerate introduction of the acquired technology/products by offering and installing them through energy management service companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into various types of agreements with these energy management service companies, including acquisition agreements and/or joint venture agreements, as may be appropriate, for each company and geographic territory.

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

On September 7, 2011, Blue Earth acquired Xnergy, Inc., and its wholly-owned subsidiary HVAC Controls & Specialties, Inc., a Carlsbad, California based energy services company.  Simultaneously, the Company purchased ecoLegacy, LLC which serves as a financing vehicle for Xnergy. Xnergy provides a broad range of comprehensive energy solutions including specialized mechanical engineering, the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management as well as comprehensive maintenance and service programs.

As of August 31, 2010, the Company sold its wholly-owned subsidiary Genesis Fluid Solutions, Ltd. (GFS) to certain buyers including its former Chairman and interim CEO Michael Hodges as defined by the Stock Purchase Agreement.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010 (Actual)

Revenues

The Company recognized $1,129,491 of revenue for the three months ended September 30, 2011, as compared to no revenue for the three months ended September 30, 2010 from continuing operations. The current revenue represents  sales primarily from the Company’s wholly-owned subsidiary Castrovilla, Inc. was acquired as of January 1, 2011 whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company acquired Xnergy as of September 7, 2011 effective at the close of business on August 31, 2011  See Note 3 - Significant Events for pro forma condensed consolidated statements of operations to include the operations of Castrovilla and Xnergy.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2011 were $591,907 resulting in a gross profit of $537,584 or 47.6% of revenues.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,389,711 for the three months ended September 30, 2011 as compared to $475,280 for the three months ended September 30, 2010, an increase of $1,914,431.  Approximately $832,724 or 34.8% of the total expenses were from Castrovilla Inc., with $445,268, or 53.5% of Castrovilla’s expenses relating to payroll expenses.  Approximately $289,697 or 12.1% of the total general and administrative expenses were from Xnergy with $133,029 or 45.9% of Xnergy’s  expenses relating to payroll expense. On a consolidated basis, general and administrative expenses include stock compensation expense of $450,966, or 18.9% of total general and administrative expense, wages and salaries of $721,130, or 30.2% and professional fees of $363,879 or 15.2%.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2011 was $115,094 compared to $(195,646) for the three months ended September 30, 2010. The change to net other income from net other expense was primarily attributable to a $134,978 change in the fair value of the warrant derivative liability.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Loss from continuing operations was $1,737,033 for the three months ended September 30, 2011 as compared with a loss from continuing operations (primarily from a change in fair value of warrant liability) of $672,655 for the three months ended September 30, 2010, a decrease in profits of $1,064,378.  The decrease is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The consolidated net loss increased from $709,239 to $1,737,033 for the three months ended September 30, 2011 as compared to September 30, 2010, due primarily to the increase in general and administrative services.  There was a net loss from discontinued operations recorded for the period ended September 30, 2010 of $36,584 and none in the 2011 period.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010 (Actual)

Revenues

The Company recognized $3,173,127 of revenue for the nine months ended September 30, 2011, as compared to no revenue for the nine months ended September 30, 2010 from continuing operations. The current revenue represents sales primarily from the Company’s, wholly-owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2011 were $1,344,210 resulting in a gross profit of $1,828,917, or 57.6% of revenues.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $5,019,880 for the nine months ended September 30 , 2011 as compared to $734,685 for the nine  months ended September 30, 2010, an increase of $4,285,195, or 583%.  Approximately $2,136,904 or 42.6% of the total general and administrative expenses were from Castrovilla with $1,309,415, or 61.2% of Castrovilla’s  expenses relating to payroll expense. Approximately $289,697 or 5.8% of the total general and administrative expenses were from Xnergy with $133,029 or 45.9% of Xnergy’s  expenses relating to payroll expense.  On a consolidated basis, general and administrative expenses include stock compensation expense of $1,314,929, or 26.2% of total general and administrative expense, wages and salaries of $1,705,361, or 34% and professional fees of $692,137 or 13.8%.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income for the nine months ended September 30, 2011 was $151,165 compared to total other expenses of ($294,842) for the nine months ended September 30, 2010. The positive change was primarily attributable to a positive change in the fair value of the warrant derivative liability of $199,177 from a negative change of $238,379 in 2010.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $3,039,798 an increase in loss from continuing operations of $2,007,742  or 195%, from $1,032,058 the nine months ended September 30, 2010. The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan. The consolidated net loss increased from $1,997,219 to $3,039,798, or 52%.

Nine Months Ended September 30, 2011 Compared with Nine months Ended September 30, 2010 (Pro forma)

The Company acquired Castrovilla, Inc. effective January 1, 2011 and Xnergy, Inc. effective September 7, 2011. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisitions were effective January 1, 2010.

Revenues

The Company recognized $6,784,063 revenue for the nine months ended September 30 2011, as compared to $20,099,745 for the nine months ended September 30, 2010 from continuing operations. Revenue represents sales from the Company’s, wholly-owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales and from the Company’s, wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy  solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. Castrovilla’s sales for the nine months increased by 16%, while Xnergy’s sales declined by 66% ($13,315,682) for the nine month period.  The decline in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of approximately $585 million in order to develop a recurring revenue business model. Assuming management develops project finance as anticipated, Xnergy’s revenues in 2012 should exceed 2010 revenues.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2011 were $3,501,748, compared to $14,377,396, for the nine months ended September 30, 2010, resulting in a gross profit of $3,282,315, or 48.4% of revenues and $5,722,349, or 28.5% of revenues, respectively. Castrovilla’s new products have higher gross margins. Xnergy was  unable to finance projects in 2011 prior to acquisition by the Company, resulting in a reduction of sales and the related cost of sales.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $8,903,898 for the nine months ended September 30, 2011 as compared to $6,445,590 for the nine months ended September 30, 2010, an increase of $2,458,308.  Approximately $2,136,904 of the total expenses for the nine months ended September 30, 2011 were from the operations of Castrovilla and $2,803,134 from Xnergy. Approximately $1,552,441 of the total expenses for the nine months ended September 30, 2010 were from the operations of Castrovilla and $2,719,631 from Xnergy.

Net Loss

The proforma net loss from continuing operations for the nine months ended September 30, 2011 was $5,621,583, a $4,898,342 or 677% increase over the $723,241 for the nine months ended September 30, 2010.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010 (Pro forma)

Revenues

The Company recognized $2,546,673 of revenue for the three months ended September 30 2011, as compared to $3,184,526, for the three months ended September 30, 2010 from continuing operations and Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales. Revenue decreased $637,853 or 20%, primarily due to a decline in sales by Xnergy as a result of a lack of financing for the project pipeline, offset in part by an expanded product offering by Castrovilla, Inc.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2011 were $1,229,286, compared to $1,743,501, for the three months ended September 30, 2010, resulting in a gross profit of $1,317,387, or 51.7% of revenues and $1,441,025  or 45.2% of revenues, respectively.  Castrovilla’s new products have higher gross margin.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $3,302,330 for the three months ended September 30, 2011 as compared to $2,534,598 for the three months ended September 30, 2010, an increase of $767,732 or 30.3%.  Approximately $531,456 of the total expenses for the three months ended September 30, 2010 were from the operations of Castrovilla and $1,071,001 from Xnergy.

Net Loss

The net loss from continuing operations for the three months ended September 30, 2011 was $1,984,943, a $891,370, or 81.5%, increase over the $1,093,573 for the three months ended September 30, 2010.

Liquidity and Capital Resources as of September 30, 2011

Net cash used in continuing operations during the nine months ended September 30, 2011 totaled $2,901,716 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $3,039,798, the Company incurred a decrease in the warrant derivative liability of $199,177, an increase in accounts receivables of $170,934, and inventory of $355,070 and prepaid expenses and deposits $472,805 that was partially offered by common stock and options issued for services expensed at $757,452 and 557,477, respectively, an increase in accounts payable and accrued expenses of $191,457.

Net cash used in investing activities during the nine months ended September 30, 2011 totaled $746,078 and resulted from the purchase of Xnergy and Castrovilla, $100,000 for the purchase of the Switch Genie license and $41,408 for the purchases of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $1,336,529 and resulted from $1,000,000 of proceeds from the sale of preferred stock, $1,800,978 of cash in the new subsidiaries offset by payments on notes payable of $1,585,341.

At September 30, 2011, we had a working capital deficit of $2,202,005 including $1,588,831 in cash and cash equivalents compared with working capital of $2,612,637 at December 31, 2010.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The decrease in working capital was the result of the assumption of the negative working capital of Xnergy.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. In September 2011, we completed a private placement of preferred Stock and warrants of $1,000,000 and an additional $690,000 in October 2011 which we believe will fund our operations at least through September 2012.  Prior thereto, we completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750.  We do not have any lines of credit or borrowing facilities to meet our cash needs.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond the next 12 months.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the nine months ended September 30, 2011.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, valuation of accounts receivable and allowance for doubtful accounts, those related to the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended June 30, 2011; and we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On or about July 15, 2011, the Company issued 100,000 shares of Common Stock to Ladenberg Thalmann pursuant to Investment Banking Agreement dated July 13, 2011.

On September 7, 2011, the Company issued: (i) an aggregate of 4,500,000 shares of Common Stock to D. Jason Davis and Joseph Patalano, and (ii) 66,667 shares of Common Stock to key employees of Xnergy, Inc. pursuant to the terms and conditions of the Agreement and Plan of Merger dated September 7, 2011.  In addition, an aggregate of 66,667 restricted shares were granted to non-officer employees of Xnergy, Inc.

On September 29, 2011, the Company issued 100,000 shares of Series A Convertible Preferred Stock with a face value of $10.00 per share and 500,000 Common Stock Purchase Warrants to one individual accredited investor.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering and/or pursuant to Regulation D promulgated under the Securities Act.  No commissions were paid and no underwriter or placement agent was involved in these transactions.

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

BLUE EARTH, INC.

Date: November 16, 2011	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)