Form 10-K/A
period 2008-12-31
Blue Earth, Inc.
filed 2011-12-14
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 4

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

As of February 3, 2009, there were 13,705,000 shares of Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) f/k/a Genesis Fluid Solutions Holdings, Inc. (“Genesis”); f/k/a Cherry Tankers, Inc. (“CT”) to report certain information disclosed to the Company by the Securities and Exchange Commission concerning former auditors of the Company.

The financial statements of CT included in the Company’s Forms 10-K for the fiscal years ended December 31, 2007 and 2008 and included in the Company’s Form 8-K/A dated October 30, 2009 and filed on November 16, 2009 were audited by Davis Accounting Group P.C.

The audit reports were issued by Davis Accounting Group, P.C. from Cedar City, Utah and were dated January 15, 2009 and November 11, 2009.  The license of Mr. Edwin Reese Davis, Jr. and his firm, Davis Accounting Group, P.C., lapsed on September 30, 2008 and was formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”).  You can find a copy of the order at https://secure.utah.gov/llv/search/detail.html?license_id=3599263.

As Davis Accounting Group, P.C. was not licensed when it issued its audit reports on the Company’s financial statements, we may not include its audit reports in our filings with the Commission.

The Company is filing this Amendment on Form 10-K for the fiscal year ended December 31, 2008 to amend and restate Item 8 to include the report of Lake & Associates, CPA’s in place of the audit report of Davis Accounting Group, P.C. which the Company previously removed.

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

Conventional medical treatments include over-the-counter pain relievers and various types of physical therapy. However, according to an article in WebMd, many back pain sufferers seek out “alternative” treatments — everything from orthotics ( shoe inserts ), massage and acupuncture to mind-body therapies and exercise programs like yoga and tai chi.

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

As discussed in the Notes to Consolidated Financial Statements included in this Form 10 K, as of December 31, 2008 we had no revenues and incurred a net loss of $216,903 for the year ended December 31, 2008 and a net loss of $71,978 for the year ended December 31, 2007. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our registered independent auditors included an explanatory paragraph regarding this uncertainty in their report on our consolidated financial statements for the year ended December 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Our net loss for the year ended December 31, 2008, was $216,903 or $0.02 per share, compared to $71,978 or $0.01 per share for the year ended December 31, 2007. The weighted average number of shares outstanding was 13,705,000 at December 31, 2008, compared to 9,742,827 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008

As of December 31, 2008, our current assets were $377 and our current liabilities were $13,200,  resulting in negative working capital of $12,823.

As of December 31, 2008, our total liabilities were $13,200, compared to total liabilities of $40,029 as of December 31, 2007, all consisting of current liabilities.

Stockholders’ equity decreased from of $204,080 at December 31, 2007, to a deficit of $12,823 at December 31, 2008. This was the result of the net loss for the year ended December 31, 2008.

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

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cherry Tankers Inc. and Subsidiary

We have audited the accompanying balance sheet of Cherry Tankers, Inc. and Subsidiary. (a development stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007, and for the period March 30, 2007 (Inception) to December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherry Tankers, Inc. and Subsidiary (a development stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from March 30, 2007 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

November 30, 2011

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

CHERRY TANKERS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

Current Assets:
Cash in bank	$377	$244,109

Total current assets	377	244,109

Total Assets	$377	$244,109

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$2,439	$4,789
Accrued liabilities	8,910	35,240
Due to related party - Stockholder	1,851	-

Total current liabilities	13,200	40,029

Total liabilities	13,200	40,029

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 13,705,000 shares issued and outstanding	1,370	1,370
Additional paid-in capital	274,688	274,688
(Deficit) accumulated during the development stage	(288,881)	(71,978)

Total stockholders' equity (deficit)	(12,823)	204,080

Total Liabilities and Stockholders' Equity (Deficit)	$377	$244,109

The accompanying notes to are

 an integral part of these financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative From Inception on March 30, 2007 through December 31, 2008

Revenues	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	133,534	21,600	155,134
Accounting and audit fees	29,627	18,000	47,627
Legal fees	12,823	23,322	36,145
Transfer agent fees	18,298	-	18,298
Other	12,518	1,304	13,822
Other professional fees	10,103	2,023	12,126
Travel	-	5,236	5,236
Legal - Incorporation fees	-	493	493

Total general and administrative expenses	216,903	71,978	288,881

(Loss) from Operations	(216,903)	(71,978)	(288,881)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(216,903)	$(71,978)	$(288,881)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,705,000	9,742,827

The accompanying notes are

 an integral part of these financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - March 30, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share	13,705,000	1,370	274,688	-	276,058

Net (loss) for the period	-	-	-	(71,978)	(71,978)

Balance - December 31, 2007	13,705,000	1,370	274,688	(71,978)	208,080

Net (loss) for the period	-	-	-	(216,903)	(216,903)

Balance - December 31, 2008	13,705,000	$1,370	$274,688	$(288,881)	$(12,823)

The accompanying notes are

 an integral part of these financial statements.

CHERRY TANKERS INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception on March 30, 2007 through December 31, 2008

Operating Activities:
Net (loss)	$(216,903)	$(71,978)	$(288,881)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	(2,350)	4,789	2,439
Accrued liabilities	(26,330)	35,240	8,910

Net Cash (Used in) Operating Activities	(245,583)	(31,949)	(277,532)

Investing Activities:
Investing activities	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Loan from stockholder	2,301	-	2,301
Repayment of loan from stockholder	(450)	-	(450)
Issuance of common stock for cash	-	276,058	276,058

Net Cash Provided by Financing Activities	1,851	276,058	277,909

Net (Decrease) Increase in Cash	(243,732)	244,109	377

Cash - Beginning of Period	244,109	-	-

Cash - End of Period	$377	$244,109	$377

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

 The accompanying notes are

 an integral part of these financial statements.

CHERRY TANKERS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Cherry Tankers Inc. (“ the  Company”) is a Delaware corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Delaware on March 30, 2007.  The business plan of the Company is to manufacture, market, and distribute orthopedic shoes based on licensed patented technology.  The accompanying consolidated financial statements of the Company and its wholly owned subsidiary were prepared from the accounts of the entities under the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cherry Tankers Ltd. (“Subsidiary”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding as of December 31, 2008 and 2007.

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

CHERRY TANKERS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1.  Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes pursuant to ASC 740.  Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset while taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under Federal tax laws.

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

Concentration of Risk

As of December 31, 2008, and 2007, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

CHERRY TANKERS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1.  Summary of Significant Accounting Policies (Continued)

Estimates

The accompanying consolidated financial statements are prepared and presented on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008 and 2007, and expenses for the year ended December 31, 2008, period ended December 31, 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

2.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is currently in the development stage, and has not commenced planned principal operations.   The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of December 31, 2008 and 2007, the cash resources of the Company were insufficient to meet its current business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations in order for it to continue as a going concern.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

4.  Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2008 and period ended December 31, 2007 was as follows (assuming a 23% effective tax rate):

	2008	2007
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$49,888	$16,555
Change in valuation allowance	(49,888)	(16,555)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007
Loss carryforwards	$66,443	$16,555
Less - Valuation allowance	(66,443)	(16,555)
Total net deferred tax assets	$-	$-

As of December 31, 2008 and 2007, Cherry Tankers had approximately $288,881, and $71,978, respectively, in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2008 and the period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

The first development fee installment of $20,000 was due on February 1, 2008.  On February 1, 2008, the Company and Subsidiary amended the Patent Licensing Agreement to reschedule the installment due dates with the first development fee installment payment of $20,000 due on July 15, 2008.  On July 15, 2008, the Company did not make the first development fee installment payment, and was in default on the Patent Licensing Agreement.  On September 15, 2008, and November 15, 2008, respectively, the Company did not make the second and third development fee installment payments of $50,000 each, and remained in default on the Patent Licensing Agreement.

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

8.  Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

CHERRY TANKERS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

9.  Subsequent Events

On January 11, 2009, Elya Orthopedics, Ltd. (“Elya”), a sole proprietorship owned by an officer, Director, and stockholder of Cherry Tankers, entered into a patent licensing agreement (the Patent License Agreement #2”) with the Company’s Subsidiary.

Effective May 17, 2009, the Company terminated the license agreement, dated November 27, 2007, with its wholly-owned subsidiary, Cherry Tankers Ltd.

Effective May 17, 2009, the Company’s wholly-owned subsidiary, Cherry Tankers Ltd., terminated its license agreement dated January 11, 2009 with Elya Orthopedics Ltd.

On October 30, 2009, the Company filed an Amended and Restated Certificate of Incorporation in order to, among other things, change its name from “Cherry Tankers Inc.” to “Genesis Fluid Solutions Holdings, Inc.” and to authorize a class of “blank check” preferred stock.

On October 30, 2009, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Genesis Fluid Solutions, Ltd., a privately held Colorado corporation (“Genesis Fluid Solutions”), and Genesis Fluid Solutions Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Genesis Fluid Solutions, and Genesis Fluid Solutions, as the surviving corporation, became a wholly-owned subsidiary of the Company.

On August 31, 2010, the Company selected Blue Earth, Inc. as its new corporate name subject to shareholder approval, as the Board of Directors elected to broaden the Company’s focus to include additional market sectors of the clean technology industry in general, in contrast to only focusing on waterway restoration and remediation. The Company intends to continue to capitalize on its past investments in the patented Rapid Dewatering System, through royalty agreements negotiated from the sale of the Company’s wholly-owned subsidiary to a group of buyers, including a former officer and director.

On August 27, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”).  Pursuant to the SPA, the Buyers who signed the SPA, including Michael Hodges, the Chairman and Interim Chief Executive Officer of the Company, agreed to purchase from the Company on or before August 31, 2010, all of the issued and outstanding common stock of GFS, its wholly-owned subsidiary.  The Purchase Price for GFS was (a) an aggregate of approximately 6,302,690 shares of Common Stock of the Company to be cancelled including, an aggregate of 1,300,000 shares of Common Stock of the Company currently held under an Escrow Agreement; (b) an aggregate of approximately 3,011,000 options and warrants of the Company to be cancelled; and (c) GFS’s payment to the Company of a six (6%) percent royalty beginning August 8, 2010, on all gross revenues derived from (i) dewatering corporations (exclusive of payments to subcontractors) and (ii) the sale, lease or licensing arrangements of the Rapid Dewatering System and/or any of the dewatering boxes of GFS and its affiliates until the Company receives $4,000,000 and a royalty of three (3%) percent of gross revenues thereafter not to exceed a cumulative royalty of $15,000,000 (the “Royalty”).

The closing of the Stock Purchase Agreement occurred on August 31, 2010, at which time the Company: (i) received of all of the certificates representing the Company Shares, Options, Warrants, and Escrowed Shares (each, as defined in the Stock Purchase Agreement) issued to the Buyers, (ii) entered

CHERRY TANKERS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

9.  Subsequent Events (Continued)

into an agreement regarding the assignment of the Royalty by GFS and its successors and assigns to the Company, and all other closing conditions were satisfied.  Following the closing, the GFS ceased to be a wholly-owned subsidiary of the Company and the Buyers, collectively, became the owners of one hundred percent (100%) of the issued and outstanding capital stock of GFS.

On December 30, 2010, Castrovilla Energy, Inc., a recently formed California subsidiary of the Company entered into agreements, subject to final Board approval, to acquire substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (the “Castrovilla Acquisition”)   Castrovilla’s strategy is to sell lighting and HVAC bundled retrofits to its customer base.

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt and the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $450,000, or $1.68 per share, the average closing price of the Company’s Common Stock from September 1-23, 2010, when the terms of the transaction were agreed to.  The Company also assumed trade debt of approximately $121,000.  Humitech will remain an unaffiliated non-operating entity in order to pay its other liabilities with the proceeds of the shares received from the Company, as well as from an inter-company note in the amount of $331,579 from Castrovilla, Inc.

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (BEEMS) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011, subject to final Board approval which was obtained on January 18, 2011. CEI has merged with and into Castrovilla, Inc. which will continue its existence as a wholly-owned California subsidiary of BEEMS.  Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share or $1,700,000 to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc

On September 7, 2011, the Company acquired Xnergy, Inc. (“Xnergy”), a Carlsbad, California based energy services company (the “Xnergy Acquisition”). Xnergy provides a broad range of comprehensive energy solutions including specialized mechanical engineering and the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.  Xnergy also provides comprehensive maintenance and service programs, including every aspect of heating, ventilation and air-conditioning (HVAC), mechanical systems for design-build to repair and retrofit services.

Xnergy has an alternative energy project pipeline opportunity of approximately $585 million.  The projects are all located in California and the target clients are those that have a premium credit rating and have large energy needs. These candidates include hotels/casinos industrial manufacturing, life sciences, telecommunications, medical, churches, pharma and public facilities. The $585 million alternative energy project pipeline is comprised of designing, building, implementing and servicing three cutting-edge alternative energy technologies: Solar PV, Geothermal and Fuel Cells.

Pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Plan”), the Company purchased all of the capital stock of Xnergy for a Purchase Price of $15,012,010 (the “Purchase Price”).  The Company issued to the two shareholders of Xnergy, D. Jason Davis and Joseph Patalano.

CHERRY TANKERS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

9.  Subsequent Events (Continued)

(the “Xnergy Stockholders”) an aggregate of 4,500,000 shares of restricted Common Stock, valued at $3.00 per share. However, the Common Shares were subsequently valued at $1.72 per share for accounting purposes based upon the average closing price of the Company’s Common Stock from September 8, 2011 through trading on September 26, 2011. The shares are subject to a lock-up period whereby 1,000,000 of the shares are eligible for sale beginning one year from the closing date and the remaining 3,500,000 shares are eligible for sale commencing two years from the Closing Date.  The Xnergy Stockholders acquired all of the shares of Xnergy owned by a former stockholder of Xnergy, for $1,512,010 evidenced by a promissory note. The Company paid the Xnergy stockholders $10.00 and other good and valuable consideration for the right to assume payment to the former stockholder. The Company has already made two payments and will continue to make payments of $1,415,088 for up to 30 months to the former stockholder.  These shares are currently held in escrow and Blue Earth has the right to vote the Shares while they are in escrow.

 The Company had advanced an aggregate of $620,557 to or on behalf of Xnergy in addition to the Purchase Price. The Company is obligated to make an additional $400,000 capital contribution to Xnergy within three days of the Closing.

The Company simultaneously entered into a Securities Purchase Agreement with Messrs. Davis and Patalano, the members of eco Legacy LLC, to acquire said company which will continue to serve as a financing vehicle for Xnergy Distributed Energy Project and is expected to receive recurring revenue from the equity portion of the alternative energy pipeline project described above.  The consideration for the acquisition of ECO Legacy LLC was Blue Earth’s assumption of $143,681 liability for legal services rendered to Xnergy.  Hence, for valuation purposes, the proper price/share for accounting purposes is $1.72/share or $7,740,000 for the shares plus the cash component as stated above.

 In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Lake  & Associates CPA’s is our registered independent auditor. As previously described in the Explanatory Note the Davis Accounting Group, P.C. was not licensed when it issued the audit reports on the Company’s financial statements for fiscal years ended December 31, 2007 and December 31, 2008

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in   Internal Control – Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication   Internal Control over Financial Reporting – Guidance for Smaller Public Companies  .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008, based on these criteria.

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

(1) Dr. Reuven Gepstein was been our President, Chief Executive Officer, and Director as of December 31, 2008.

(2) Ms. Yael Alush was been our Secretary, Treasurer and Director as of December 31, 2008.

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

*  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 14th  day of December, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	December 14, 2011

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	December 14, 2011