Form 10-K/A
period 2010-12-31
Blue Earth, Inc.
filed 2011-12-30
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 4

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

Corporate Strategy

Blue Earth, Inc. management will focus its mergers and acquisitions activities on opportunities with the following profile.

*	Innovative and commercially proven technologies, which increase energy efficiency/water and wastewater, for the small commercial business segment and residential segment.

*

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

Castrovilla has created a business model for sustainably generating and delivering kW and kWh that benefits both the utility and the end user.  Castrovilla provides energy efficiency services to small commercial businesses and delivers custom programs directly to utilities.  The model is both expandable and scalable.  Castrovilla is well positioned in terms of capabilities and relationships with utilities and the energy service companies (ESCO) running the third-party programs.  Castrovilla intends to become a statewide and regional supplier of utility scale energy efficiency resources delivered by its customized, turnkey vertically integrated small commercial programs.

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

Rapid Dewatering System (RDS)

On August 31, 2010, pursuant to a Stock Purchase Agreement, the Company sold to various shareholders including its former Chairman and interim CEO, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (“GFS”) then a wholly-owned subsidiary.  As described under Item 13. “Certain Relationships and Related Transactions - Discontinued Operations”, in addition to 6,331,050 shares of Common Stock of the Company and approximately 3,011,000 options and warrants returned to the Company by the purchasers of GFS, we received a 6% royalty on all gross revenues derived from dewatering operations and  the sale, lease or licensing arrangements of the Rapid Dewatering System (“RDS”) and/or any of the dewatering boxes of its affiliates until the Company receives $4 million and a royalty of 3% of gross revenues thereafter not to exceed a cumulative royalty of $15 million.

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

The ACEEE 2010 State Energy Efficiency Scorecard reports that states are demonstrating their growing interest in energy efficiency as a means to bolster their economies. Governors, state legislators, officials and citizens, increasingly recognize energy efficiency - the kilowatt hours and gallons of gasoline saved that we don’t use thanks to improved technologies and practices - as the cheapest, cleanest and quickest energy resource to deploy. Other key findings include:

*	California has retained its #1 ranking for the fourth year in a row, outpacing all other states in the level of investment in energy efficiency across all sectors of the economy.

*

State budgets for energy efficiency in 2009 are almost double the level spending in 2007, increasing from $2.5 billion to $4.3 billion. Reported electricity savings from energy efficiency programs across all states increased 8% between 2007 and 2008.

*

Twenty-seven states have adopted or have pending Energy Efficiency Resource Standards (EERS) that establish long-term, fixed efficiency savings targets, double the number of states in 2006. These states account for two-thirds of electricity sales in the U.S.

*

Twenty states have either adopted or have made significant progress toward the adoption of the latest energy saving building codes for homes and commercial properties, double the number of states in their 2009 Scorecard.

*

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

Many utility companies employ demand side management (DSM) programs to help reduce energy consumption. These regulated programs benefits the customer by subsidizing the first cost of capital improvements that provide long - term energy and operational cost savings. Currently, energy efficiency rebates are only offered by specific electrical utilities and the respective rebate programs and requirements change frequently.

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

*

Federal. In 2007, the United States enacted the Energy Independence and Security Act which mandates that federal buildings reduce energy consumption by 30% by 2015 compared to their 2003 baseline and contains multiple provisions promoting long-term ESPCs. The U.S. Department of Energy also has a number of research, development, grant and financing programs - most notably the DOE Loan Guarantee Program - to encourage energy efficiency and renewable energy. Additionally, the United States has adopted federal incentives for renewable energy, including the production tax credit, investment tax credit and accelerated depreciation.

*	States. At the U.S. state level, significant measures to support energy efficiency and renewable energy have been implemented, including as of December 31, 2009, the following:

*	20 states have adopted energy efficiency resource standards, or EERS, and long-term energy savings targets for utilities.
*	29 U.S. states and the District of Columbia have renewable portfolio standards, or RPS, in place, and six states have renewable portfolio goals.
*

14 states have passed legislation enabling a new financing mechanism known as Property Assessed Clean Energy (PACE) Bonds. The bonds provide funds that can be used by commercial and residential property owners to finance efficiency measures and small-scale renewable energy systems.

*

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

There are three principal types of energy efficiency companies:

*

Independent Energy Services Companies - Energy efficiency companies such as the Company, which are not associated with an equipment manufacturer, utility or fuel company. Most of these companies are small and focus either on a specific geography or specific customer base.

*

Utility-Affiliated Energy Services Companies - Companies owned by regulated North American utilities, many of which were traditionally focused on the service territories of their affiliated utilities, but have since expanded their geographical markets. Examples include Constellation Energy Projects and Services and ConEdison Solutions.

*

Equipment Manufacturers - Companies owned by building equipment or controls manufacturers. Many of these companies have a national presence through an extensive network of branch offices. Examples include Honeywell, Johnson Controls and Siemens.

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

Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services - even if covered by warranties - could adversely affect the quality and performance of our solutions. This could cause us to experience difficulty retaining current customers and attracting new customers, and could harm our brand, reputation and growth. In addition, any significant interruption or delay by our suppliers in the manufacture or delivery of products or services on which we depend could require us to expend considerable time, effort and expense to establish alternate sources for such products and services.

We may need to assume responsibility under customer contracts for factors outside our control, including the risk that fuel prices will increase.

We do not expect to take responsibility under our proposed contracts for a wide variety of factors outside our control. However, we may sometimes need to assume some level of risk and responsibility for certain factors - sometimes only to the extent that variations exceed specified thresholds particularly with contracts for renewable energy projects.  Although we intend to structure our contracts so that our obligation to supply a customer with electricity, for example, does not exceed the quantity produced by the production facility, in some circumstances we may commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties.  Despite measures to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.

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

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,202,230 from continuing operations for Fiscal 2010 as compared to $245,342 for Fiscal 2009.  The increase related to an increase in professional and consultant fees and costs associated with the disposal of discontinued operations during August 2010. Our 2010 general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs. Our 2009 general and administrative expenses consist of expenses paid for payroll and related costs, consultant and professional fees, stock expenses, insurance and other general operating costs.  Included in general and administrative expense was $1,617,268 as the value of common stock and warrants issued for services during 2010 compared to $233,900 during 2009.

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

Net cash used in continuing operating activities during Fiscal 2009 totaled $-0- and used in discontinued operations activities was $1,737,841, as a result of a net loss of $2,247,767.

Net cash provided by financing activities during Fiscal 2010 totaled $499,999 and resulted from the sale of our shares of common stock to one investor.  In Fiscal 2009, we had net cash provided by financing activities of $5,909,750 as a result of proceeds from our private placement of $5,909,750. Cash of $1,737,841 was provided by discontinued operations in 2009.

At December 31, 2010, we had working capital of $2,612,637 including $3,900,096 in cash and cash equivalents compared with working capital of $2,872,610 at December 31, 2009.  We had no revenue generating activities in Fiscal 2010, from continuing operations. Revenues from Castrovilla commenced on January 1, 2011.

The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.  Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. We completed a private placement, commencing October 30, 2009 through December 29, 2009, whereby we received net proceeds of $5,909,750, which we believe will fund our operations at least through December 2011. We do not have any lines of credit or borrowing facilities to meet our cash needs.  On December 31, 2010, the Company declared a dividend to all shareholders of records on that date.  Each shareholder is entitled to receive upon the effective date of a registration statement with the SEC for each two shares of Common Stock owned one warrant to purchase one share of the Company’s common stock and one Class B Warrant at an exercise price of $3.00 that expires three years after issuance.  Upon exercise of each Class B Warrant exercisable for three years at an exercise price of $6.00 each warrant holder shall exercise one share of Common Stock and one Class C Warrant.  Upon exercise of each Class C Warrant at an exercise price of $12.00 per share, each warrant holder shall receive one share of Common Stock.

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

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our audited  consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited  consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to valuation of accounts receivable and allowance for doubtful accounts, those related to the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Page
Financial Statements

Reports of Independent Registered Public Accounting Firms	36-37

Consolidated Balance Sheets - December 31, 2010 and 2009	38

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	39

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009	40

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blue Earth Inc.

We have audited the accompanying consolidated balance sheet of Blue Earth Inc. and Subsidiary (f/k/a Genesis Fluid Solutions Holdings, Inc.) the “Company” as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the year ending December 31, 2010. The financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Blue Earth, Inc. (f/k/a Genesis Fluid Solutions Holdings, Inc.) as of December 31, 2009, were audited by other auditors whose report dated April 14, 2010 expressed an unqualified opinion on those financial statements. As discussed in Note 10 to the consolidated financial statements, the Company has adjusted its December 31, 2009 consolidated financial statements to retroactively reflect the discontinued operations of Genesis Fluid Solutions, Ltd. The other auditors reported on the consolidated financial statements before the retrospective adjustment.

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

We also audited the adjustments to the December 31, 2009 consolidated financial statements to retrospectively apply the discontinued operations as described in Note 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to Blue Earth, Inc. (f/k/a Genesis Fluid Solutions Holdings, Inc.) December 31, 2009 consolidated financial statements other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the December 31, 2009 consolidated financial statements as a whole.

/s/ Lake & Associates, CPA’S LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

March 21, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Genesis Fluid Solutions Holdings, Inc. (now known as Blue Earth, Inc.)

We have audited the accompanying consolidated balance sheet of Genesis Fluid Solutions Holdings, Inc. (now known as Blue Earth, Inc.) and Subsidiary as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesis Fluid Solutions Holdings, Inc. (now known as Blue Earth, Inc.) and Subsidiary as of December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have not audited the adjustments to consolidated financial statements as of and for the year ending December 31, 2009 to retrospectively apply the discontinued operations as described in Note 10.  Accordingly, our opinion relates only to the consolidated financial statements as of and for the year ending December 31, 2009 before the effects of the retrospective adjustments.

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

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009
REVENUES	$-	$-
OPERATNG EXPENSES
General and administrative	2,202,320	245,342
Total Operating Expenses	2,202,30	245,342

LOSS FROM OPERATIONS	(2,202,320)	(245,342)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(483,441)	21,960
Interest income	15,311	198
TOTAL OTHER INCOME (EXPENSE)	(468,130)	22,158

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,670,450)	(223,184)
INCOME TAX EXPENSE	(12,781)	-

LOSS FROM CONTINUING OPERATIONS	(2,683,231)	(223,184)
DISCONTINUED OPERATIONS: GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	66,292	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(970,614)	(2,024,583)

Net loss from discontinued operations, net of income taxes	(904,322)	(2,024,583)

NET LOSS	$(3,587,553)	$(2,247,767)

OTHER COMPREHENSIVE INCOME (LOSS):
Gain (loss) on foreign currency translation	-	10,867

COMPREHENSIVE LOSS	$(3,587,553)	$(2,236,900)
BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.18)	$(0.02)
Discontinued Operations	(0.06)	(0.17)
Net Loss	$(0.24)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,201,303	12,050,759

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(f/k/a Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Changes in Stockholders' Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2008	10,000,000	$10,000	$2,486,609	$(10,867)	$(3,970,132)	$(1,484,390)
Principal stockholder contribution of cash
derived from sale of common shares of
Company stock	-	-	491,374	-	-	491,374
Principal stockholder issuance of common
shares on behalf of Company
to settle debt and accrued interest	-	-	770,063	-	-	770,063
Principal stockholder issuance of common
shares on behalf of Company
for loan origination fees	-	-	265	-	-	265
Common shares returned to treasury and canceled	(1,232,730)	(1,233)	1,233	-	-	-
Common shares returned in exchange
for stock options issued	(1,972,000)	(1,972)	1,972	-	-	-
Common shares issued to settle
debt and accrued interest	101,730	102	142,312	-	-	142,414
Common shares issued for nominal
cash and services	2,584,000	2,584	23,256	-	-	25,840
Consideration paid by stockholders, on behalf of Company
to service providers	-	-	25,000	-	-	25,000
Consideration paid by stockholders, on behalf of Company
to settle accounts payable	-	-	125,000	-	-	125,000
Common shares issued pursuant
to recapitalization	1,160,000	1,160	(1,160)	-	-	-
Common shares and warrants issued
under private placement, net of offering costs	6,150,000	6,150	5,903,600	-	-	5,909,750
Common shares and warrants issued
for conversions of bridge notes payable	877,500	878	775,372	-	-	776,250
Stock option expense	-	-	233,900	-	-	233,900
Reclassification of warrants from equity
to a liability	-	-	(826,678)	-	-	(826,678)
Foreign currency translation gain	-	-	-	10,867	-	10,867
Net loss for the year ended
December 31, 2009	-	-	-	-	(2,247,767)	(2,247,767)
Balance, December 31, 2009	17,668,500	17,669	10,152,118	-	(6,217,899)	3,951,888
Common shares issued for consulting Services	83,000	83	41,417	-	-	41,500
Liability paid on behalf of the Company
by a shareholder	-	-	8,467	-	-	8,467
Common shares canceled in
sale of subsidiary	(6,331,050)	(6,331)	6,331	-	-	-
Stock option expense	-	-	1,575,768	-	-	1,575,768
Stock warrant liability contributed
by shareholders	-	-	136,500	-	-	136,500
Common shares issued for cash	434,782	434	499,565	-	-	499,999
Net loss for the year ended
December 31, 2010	-	-	-	-	(3,587,553)	(3,587,553)
Balance, December 31, 2010	11,855,232	$11,855	$12,420,166	$-	$(9,807,452)	$2,626,569

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARY
(fka Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(3,587,553)	$(2,247,767)
Less: Loss from discontinued operations	-	2,024,583
Loss from continuing operations	(3,587,553)	(223,184)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and warrants issued for services	1,617,268	233,900
Warrant derivative liability	483,441	(21,960)
Depreciation	89	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(41,039)	-
Accounts payable and accrued expenses	173,738	11,244

Net Cash Used in Continuing Operating Activities	(1,354,056)	-
Net Cash Provided by (Used in) Discontinued Operating Activities	81,382	(1,737,841)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,021)	-

Net Cash Used in Investing Activities	(11,021)	-
Net Cash Used in Discontinued Investing Activities	(24,418)	(69,721)

FINANCING ACTIVITIES
Proceeds from common stock and warrants, net of offering costs in 2009	499,999	5,909,750

Net Cash Provided by Financing Activities	499,999	5,909,750
Net Cash Provided by (Used in) Discontinued Financing Activities	(50,642)	751,781

Effect of exchange rate changes on cash	-	10,867
Cash included in sale of discontinued operations	-	(115,660)
NET INCREASE (DECREASE) IN CASH	(858,756)	4,749,776
CASH AT BEGINNING OF YEAR	4,758,852	9,076

CASH AT END OF YEAR	$3,900,096	$4,758,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$111,847
Income taxes	12,781	-

NON CASH FINANCING ACTIVITIES:
Liability paid on behalf of the Company by a shareholder	$8,467	$-
Reclassification of warrant derivative liability to (from) additional paid-in capital	$136,500	$(826,678)

NON CASH FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	$-	$974,338

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

Category	Depreciation Term
Computer and office equipment	3-5 years
Equipment and tools	5-10 years

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

Assumptions	December 31, 2009	December 31, 2010
Expected term (years)	1.8 - 3.0	1.0 -2.0
Expected volatility	120%	214.0%
Risk-free interest rate	1.14% - 1.70%	.42% - .47%
Dividend yield	0.00%	0.00%

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

BLUE EARTH, INC. AND SUBSIDIARY

(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Note 4. Commitments and Contingencies

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with Dr. Johnny R. Thomas, as Chief Executive Officer and President of the Company.  Dr. Thomas’ base salary is Ninety Nine Thousand Dollars ($99,000.00) per annum.  He is eligible to receive a bonus to be established by the Compensation Committee of the Board of Directors for extraordinary performance.  Dr. Thomas was granted warrants to purchase an aggregate of one (1) million shares of Common Stock, exercisable for ten (10) years at $1.00 per share.  The first 100,000 warrants vested upon grant, with the next 150,000 warrants vesting on October 31, 2010, while the remaining 750,000 warrants vest in three equal installments on the first, second and third anniversaries of the signing of the employment agreement.  The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters.  These warrants also vest if Dr. Thomas exercises the warrants and purchases Common Stock.  The agreements provides for a non-competition and non-solicitation period of one-year from the termination of employment.

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

Legal Matters

The former chief financial officer of our former subsidiary, Genesis Fluid Solutions, Ltd., has claimed breach of his separation agreement. The Company has made certain counterclaims. On or about May 28, 2010, both the Company and Genesis Ltd. were served with a Summons and Complaint in the state of Colorado. A court date has been set for April 18, 2011. An estimate of the possible loss cannot be made as of the date of the financial statements.

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

	December 31,	December 31,
	2010	2009
Expected term (years)	1.0 - 10.0	5.0 - 10.0
Expected volatility	216%	120%
Weighted-average volatility	216%	120%
Risk-free interest rate	0.71% - 4.32%	2.31% - 3.41%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

A summary of the Company’s stock option activity during the years ended December 31, 2010 and 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2008	-	-	-
Granted	3,222,000	$0.94	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance Outstanding, December 31, 2009	3,222,000	0.94	9.8	-
Granted	298,500	1.26	10
Exercised	--	--	--
Forfeited	(3,222,000)	0.94	9.8
Expired	--	--	--

Balance Outstanding, December 31, 2010	298,500	$1.00	9.8	$299,885

Exercisable, December 31, 2010	298,500	$1.00	9.8	$299,885

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

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary. The amounts provided for income taxes are as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Current (benefit) provision: federal	$-	$-
Current (benefit) provision: state	-	-
Total current provision	-	-
Deferred (benefit) provision	-	-
Deferred (benefit) provision relating to reduction of valuation allowance	-	-
Total deferred provision	-	-

Total provision (benefit) for income taxes from continuing operations	$-	$-

BLUE EARTH, INC. AND SUBSIDIARY

(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Note 6. Income Taxes

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$2,163,386	$1,315,280
Accrued severance	---	26,341
Impairment - patents and patents pending	---	63,961
Stock-based compensation	(637,888)	88,017
	1,525,498	1,493,599
Less: valuation allowance	1,525,498	(1,473,655)
Total deferred tax assets	---	19,944

Deferred tax liabilities:
Depreciation	---	(11,680)
Other temporary differences	---	(8,264)
Total deferred tax liabilities	---	(19,944)

Total net deferred tax assets (liabilities)	$-	$-

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

BLUE EARTH, INC. AND SUBSIDIARY

(f/k/a GENESIS FLUID SOLUTIONS HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Note 10. Discontinued Operations (Continued)

Net assets of discontinued operations consist of the following at December 31, 2009:

Cash	$115,060
Costs in excess of billings on uncompleted contracts	59,506
Prepaid expenses and other current assets	185,273
Total current assets of discontinued operations	359,839
Property and equipment, net	719,469
Total assets of discontinued operations	$1,079,308

Net liabilities of discontinued operations consist of the following at December 31, 2009:

Accounts payable	$73,638
Accrued expenses	476,800
Billings in excess of costs on uncompleted contracts	201,219
Equipment payable	84,795
Settlement due to vendor, current portion	84,667
Loan payable	68,076
Obligations under capital leases, current portion	59,216
Convertible notes payable	10,000
Notes payable - related parties	14,575
Total current liabilities of discontinued operations	$1,072,986

Revenues of the discontinued operations were $129,089 and $-0- during the years ended December 31, 2010 and 2009, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria.

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

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Johnny R. Thomas Chief Executive Officer	2010	$33,000 (1)	-	$198,792	-		$231,792
Michael Hodges, Former Chairman of the Board of Directors of the Company and Interim Chief Executive Officer(4)	2010	$54,999	-	-	-		54,999
	2009	$30,000	-	$279,365	$71,615	(2)	$380,980
	2008	-	-	-	$66,998	(3)	$66,998
Martin Hedley, Former Chief Executive Officer(5)	2010	-	-	-	-		-
	2009	-	-	-	$15,313		$15,313
Selby Little, Former Chief Financial Officer(6)	2010	$37,683	-	-	-		$37,683
	2009	-	-	-	$4,916		$4,916
Carol Shobrook, Former Chief Operating Officer(7)	2010	$13,500	-	-	-		$13,500
	2009	$29,840	-	$154,906	$79,601	(8)	$264,347
	2008	-	-	-	$36,564		$36,564

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

Equity Compensation Plan Information

Equity Incentive Plan

On October 30, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan. The purpose of the 2009 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2009 Equity Incentive Plan, we are authorized to issue  up to 4,542,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Equity Incentive Plan will be administered by our board of directors until authority has been delegated to a committee of the board of directors. On the closing  date of the 2009 Merger, certain of our executive officers, directors and other persons were granted options to purchase common stock exercisable at prices ranging from $0.90 to $1.00 per share.  All but the options granted to Dan Lohrmeyer (200,000 shares exercisable at $0.90 per share until March 31, 2011) and Brittany Jorgenson (20,000 shares exercisable at $0.90 per share until October 30, 2009) were cancelled pursuant to the terms of the August 2010 Stock Purchase Agreement (see “Certain Relationships and Related Transactions - Discontinued Operations”).   An aggregate of 3,002,000 options exercisable at $.90 to $1.00 per share were cancelled in connection the August 2010 Stock Purchase Agreement by the following persons: Colleen Stiles (770,000 shares), Michael Hodges (600,000 shares), Larry Campbell (600,000 shares), Paul Vette (500,000 shares), Carol Shobrook (400,000 shares), Amanda Sorenson (100,000 shares), Michael Whaley (30,000 shares) and Tim Holt (2,000 shares). Options to purchase 38,500 shares of Common Stock were granted to Keven Kraus in October 2009 exercisable at $0.99 per share until March 31, 2011 and 10,000 shares of Common Stock to Keith Spondike in October 2010 exercisable at $1.00 per share until July 11, 2011.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, securities issued and securities available for future issuance under our Equity Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be
	issued upon exercise of	Weighted-average exercise	Number of securities remaining
	outstanding options, warrants	price of outstanding	available for future issuance
	and rights	options, warrants and rights	under equity compensation plans
Equity compensation plans approved by security holders (1)	298,500	$1.00	4,153,500
Equity compensation plans not approved by security holders(2)	2,000,000	$1.00	-0-

Total	2,298,500		4,153,500

(1)	Item 11. “Executive Compensation - Equity Incentive Plan” for a discussion of the Company’s 2009 Equity Incentive Plan.

(2)	Item 11. “Executive Compensation - Outstanding Equity Amounts” at Fiscal Year End note (1) for a discussion of Management Warrants issued to Johnny R. Thomas and John C. Francis’ designated nominees.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Employment and Consulting Agreements/Warrants

The Company has entered into substantively similar employment agreements effective September 1, 2010, as amended on March 1, 2011, with Dr. Johnny R. Thomas as Chief Executive Officer and President and John Francis as Vice President of Corporate Development and Investor Relations.  Pursuant to their contracts they were each awarded warrants to purchase an aggregate of 2,000,000 shares of Common Stock, as set forth above under Executive Compensation - Employment Agreements.” See "Director Compensation" above for the terms of a consulting agreement entered into by an affiliated entity of Laird Cagan, upon his joining the Board of Directors.

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

The following table shows the fees for the fiscal years ended December 31, 2009 and 2010.

	Fiscal 2009 Salberg & Company, P.A.	First Two Quarters of Fiscal 2010 Salberg & Company, P.A.	Third Quarter of Fiscal 2010 Lake and Associates, CPAs	Fiscal 2010 Lake and Associates, CPAs
Audit Fees	$69,000	$15,000	$3,000	$10,000
Audit Related Fees	$4,100	$5,800	$0	$0
Tax Fees	$0	$0	$0	$0
All Other Fees	$0	$0	$0	$0
Total	$73,100	$20,800	$3,000	$10,000

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

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

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc. (6)
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC (8).
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc. (8)
3.1	Articles of Incorporation (6)
3.2	Bylaws(6)
4.1	Specimen Stock Certificate(9)
10.1	Form of Subscription Agreement(1)
10.2	Form of Investor Warrant(1)
10.3	Form of Registration Rights Agreement(1)
10.4	Form of Lockup Agreement(1)
10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG(1)
10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities(1)
10.7	Form of Placement Agent Warrant(1)
10.8	Form of Directors and Officers Indemnification Agreement
10.9	Blue Earth, Inc. 2009 Equity Incentive Plan (9)
10.10	Form of 2009 Incentive Stock Option Agreement(1)
10.11	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.12

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dates as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and Cherry Tankers Holdings, Inc.(1)

10.13	Stock Purchase Agreement, dated as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and the shareholders listed therein(1)
10.14	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.15	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.16	Assignment of Patents Agreement, dated as of August 16, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1)
10.17	Assignment of Patents Agreement, dated as of September 30, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1)

Exhibit No.		Description

	10.18	Form of Voting Agreement between Michael Hodges and the stockholders signatory thereto(1)
	10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent (9)
	10.20	Consulting Agreement dated December 14, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Sharp Resources, Inc.(2)
	10.21	Consulting Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and SFL3 LLC(3)
	10.22	Director and Officer Indemnification Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Selby F. Little, III(3)
	10.23	Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated November 10, 2009(5)
	10.24	Amendment to Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated March 23, 2010(5)
10.25

Form of Stock Purchase Agreement, effective as of August 8, 2010 by and between Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and each of the Buyers on the signature page thereto(7)

	10.26	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas(7)
	10.27	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis(7)
	10.28	Form of Class A Funding Warrant dated December 31, 2010 (10)(11)
	10.29	Form of Class B Funding Warrant (10)(11)
	10.30	Form of Class C Funding Warrant (10)(11)
	10.31	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees (9)
	10.32	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (9)
	10.33	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010 (9)
	10.34	Warrant issued to Laird Cagan dated February 24, 2011. (9)
	10.35	Consulting Agreement dated February 24, 2011 by and between Cagan MaAfee Capital Partners, LLC and Blue Earth, Inc. (9)
	10.36	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (8)
	10.37	Lock-Up Agreement, dated as of December 30, 2010, by and among John Pink, Adam Sweeney and Humitech of Northern California, LLC, Castrovilla Inc. and Blue Earth, Inc.(8)
	10.38	Guaranty Agreement, dated as December 29, 2010, by and among John Pink, Adam Sweeney, Castrovilla Energy and Blue Earth, Inc.(8)
10.39

Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP(9)

	10.40	Amendment No. 1 to the Employment Agreement, dated as of September 15,2011, by and among the Company and Dr. Johnny R. Thomas (10)
	10.41	Amendment No.1 to the Employment Agreement, dated as of September 15, 2011, by and among the Company and John Francis (10)
	16.1	Letter from Davis Accounting Group P.C.(4)
	16.2	Letter from Salberg & Company P.A. dated October 28, 2010(6)
	21	List of Subsidiaries (9)
*	31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

* Filed with this Report

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 5, 2009, as amended on November 16, 2009 and December 14, 2009.
(2)	Incorporated herein by reference to the copy of such document included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2009.
(3)	Incorporated herein by reference to the copy of such documents included as Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2009.
(4)	Incorporated herein by reference to the copy of such document included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on April 15, 2010
(6)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 29, 2010
(7)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 31, 2010
(8)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 24, 2011
(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on March 31, 2011
(10)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Annual Report on Form 10-K filed on October 6, 2011
(11)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Annual Report on Form 10-K filed on October 20, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 29th day of December, 2011.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Laird Q. Cagan	Chairman of the Board	December 29, 2011

Johnny R. Thomas	Chief Executive Officer and Director	December 29, 2011

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.