Form 10-Q/A
period 2011-09-30
Blue Earth, Inc.
filed 2011-12-30
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Revenue Recognition

Revenue from fixed-price and modified fixed-price construction contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Under this method, the Company recognizes as profit that portion of the total profit anticipated from the contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. Where a loss is forecast for a contract, the full amount of the anticipated loss is recognized in the year in which it is determined that a loss will occur. The Company bills for time and material after completion based on actual costs with mark-up.

The performance of some contracts may extend over several years therefore periodic reviews of estimated final revenues and costs are necessary during the term of the contract. Final contract settlements and periodic reviews may result in revisions to estimated final contract profits or losses which have the effect of including cumulative adjustments to income reported to date in the subsequent accounting periods.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Profit incentives are included in revenue when realization is reasonably assured. Contract costs include all direct material and labor, payroll taxes, insurance and other costs. Revenue and costs of revenue are calculated based upon individual contracts, even when groups of contracts are closely related. Contract options and additions are accounted for as separate projects if they differ significantly from the existing project.

The Company classifies cumulative customer billings that exceed revenues recognized to date as billings in excess of costs and estimated earnings from uncompleted contracts. Revenue recognized to date that exceed cumulative customer billings are classified as costs and estimated earnings in excess of billings on uncompleted contracts.

NOTE 3 - SIGNIFICANT EVENTS

Acquisition of Subsidiaries

Castrovilla, Inc.

Effective January 1, 2011, Castrovilla Energy, Inc., “Energy”, a newly formed subsidiary of Blue Earth Energy Management Services, Inc., which is a subsidiary of Blue Earth, Inc, entered into a merger agreement with Castrovilla, Inc. wherein Energy purchased all of the issued and outstanding shares of Castrovilla, Inc. for  1,011,095  shares of restricted common stock of Blue Earth, Inc.  These shares were valued based on the quoted market price on the effective date of the transaction, January 1, 2011, at $1.90 per share, or $1,921,081.

Immediately after the transaction, Energy ceased to exist and Castrovilla, Inc. became the surviving corporation, a wholly owned subsidiary of Blue Earth Energy Management Services, Inc..  Simultaneous with this purchase, Energy entered into an asset purchase agreement with Humitech of NC, LLC, “Humitech”, whereby the assets of Humitech and certain related liabilities were sold to Energy for  $150,000 cash and 267,857 restricted common shares of Blue Earth, Inc. valued based on the quoted market price on the effective date of the transaction, January 1, 2011, at $1.90 per share or $528,928.

The calculation of the $2,458,250 excess purchase price was calculated as shown in the table below.

Purchase Price	Shares	Price	Total
Castrovilla	1,011,095	$1.90	$1,921,081
Humitech	267,857	$1.90	508,928
Cash			150,000
Total Purchase Price			2,580,009
Tangible Assets Acquired			(1,111,338)
Total Liabilities Assumed			989,579
Cost of Distributorship and Customer Base Acquired			$2,458,250

The Company has recognized revenues of $1,095,200 for the nine months ended September 30, 2011 for Castrovilla. The Company has recognized a net loss $311,643 for the nine months ended September 30, 2011 for Castrovilla.

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

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

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is less than the budgeted amount of $361,000 for the first six months after the Effective Date and $722,000 of EBITDA per year for each of the fiscal years ending December 31, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.  All of such calculations will be in accordance with GAAP and derived from the Company’s reviewed financial statements for the first three fiscal quarters of the fiscal year and audited financial statements for the full year.

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

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

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

Acquisition of Subsidiaries

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

The calculation of the $8,497,398 excess purchase price was calculated as shown in the table below.

Purchase Price	Shares	Price	Total
Xnergy, Inc. and HVAC Controls & Specialties, Inc.	4,500,000	$1.72	$7,740,000

Total Purchase Price			7,740,000
Tangible Assets Acquired			(5,021,774)
Total Liabilities Assumed			6,418,999
Cost of Customer Base Acquired			$9,137,225

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

The Company has recognized revenues of $252,666 for the nine months ended September 30, 2011 for Xnergy. The Company has recognized a net loss $286,041 for the nine months ended September 30, 2011 for Xnergy.

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

Additional Issuances of Common Stock

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

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

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

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

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

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

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

A summary of the Company’s stock option activity during the periods ended September 30, 2011 and December 31, 2010 is presented below:

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2009	3,222,000	$0.94	9.8
Granted	298,500	1.26	10
Exercised	—	—	—
Forfeited	(3,222,000)	0.94	9.8
Expired	—	—	—
Balance Outstanding, December 31, 2010	298,500	1.26	10	$299,885
Granted	97,791	1.68	--
Exercised	--	--	--
Forfeited	(238,500)	0.94	9.8
Expired	--	--	--

Balance Outstanding, September 30, 2011	157,791	$1.55	9.5	$244,089

Exercisable, September 30, 2011	157,791	$1.55	9.5	$244,089

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

NOTE 7 - LOANS AND NOTES PAYABLE

The Company’s notes payable as of September 30, 2011 consist of two auto loans and capital leases of certain machinery and equipment.  The notes bear interest at an average interest rate of approximately 5% per annum, are secured by the underlying equipment or vehicles.  The Company has assumed a note payable to a former shareholder of its wholly owned subsidiary, Xnergy. The note bears interest at 3.2 % per annum, is secured by shares of the Company’s common stock and is amortized over 60 months from August 1, 2008.

NOTE 7 - LOANS AND NOTES PAYABLE (CONTINUED)

The following table details required payments on outstanding debt over the next five years:

Year	Amount of Principal Payments Due
Thru September 30, 2012	$1,439,850
2013	90,157
2014	26,922
2015	-
2016	-
Thereafter	-
Total	$1,556,929

NOTE 8 - RELATED PARTY NOTES PAYABLE

The Company has loan agreements with several of its shareholders and members of management.  The notes total $482,372 as September 30, 2011.  The notes bear interest at an average interest rate of approximately 6.5% per annum, are unsecured and are due in full during the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

BLUE EARTH, INC.

Date: December 29, 2011	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)