Form 10-K/A
period 2009-12-31
Blue Earth, Inc.
filed 2012-01-24
CIK 1422109

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an computed by reference to the last sale price of such common equity as of December 31, 2009, was $66,011,295.

As of April 15, 2010, there were 17, 751,000 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

2

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) and is being filed by Blue Earth, Inc. (the “Company”) f/k/a Genesis Fluid Solutions Holdings, Inc. (“Genesis”); f/k/a Cherry Tankers, Inc. (“CT”) solely to include the report of Lake & Associates, CPA’s in place of the audit report of Davis Accounting Group, P.C. which the Company previously removed as described below.  There were no changes to the numbering in the Company’s Consolidated Financial Statements and Notes previously filed.

The financial statements of Genesis for the fiscal year ended December 31, 2008, contained in the Original Report filed on April 15, 2010, were audited by Davis Accounting Group P.C.  The audit report was issued by Davis Accounting Group, P.C. from Cedar City, Utah and was dated November 11, 2009.  The license of Mr. Edwin Reese Davis, Jr. and his firm, Davis Accounting Group, P.C., lapsed on September 30, 2008 and was formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing (“DOPL”) after the Original Report had been filed.

You can find a copy of the order at https://secure.utah.gov/llv/search/detail.html?license_id=3599263.

As Davis Accounting Group, P.C. was not licensed when it issued its audit reports on the Company’s financial statements, we may not include its audit reports in our filings with the Commission.

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-K, Forms 10-Q and Forms 8-K the Company has filed in 2009, 2010, 2011 and 2012.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Genesis Fluid Solutions, Ltd.

We have audited the accompanying balance sheet of Genesis Fluid Solutions, Ltd. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Fluid Solutions, Ltd. as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois January 19, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

GENESIS FLUID SOLUTIONS, LTD.

 INDEX TO FINANCIAL STATEMENTS

 DECEMBER 31, 2008 AND 2007

GENESIS FLUID SOLUTIONS, LTD.

 BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$9,076	$49,368
Accounts Receivable - Trade	-	109,109
Accounts Receivable - Other	60,468	24,087
Inventory - Work in progress	-	2,116
Total current assets	69,544	184,680
Property and Equipment:
Office and computer equipment	9,724	9,724
Equipment and tools	1,267,298	1,469,801
Less - Accumulated depreciation and amortization	(307,393)	(196,451)
Less - Reserve for impairment in carrying value of equipment	(124,630)	-
Net property and equipment	844,999	1,283,074
Other Assets:
Patents (net of accumulated amortization of $14,275 and $9,860 in 2008 and 2007, respectively)	54,492	58,907
Patents pending	98,097	33,807
Deposits and Other Non-Current Assets	2,334	30,000
Total other assets	154,923	122,714
Total Assets	$1,069,466	$1,590,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Current portion of convertible and non-convertible notes and loans	$992,723	$481,046
Current portion of capital lease obligations	143,428	127,449
Accounts payable - Trade	110,524	255,042
Settlement due to vendor	67,334	126,318
Accrued liabilities	771,540	450,853
Due to related parties	50,819	66,500
Customer deposit	215,000	-
Total current liabilities	2,351,368	1,507,208
Long-term Debt, less current portion:
Note payable	84,666	19,037
Capital lease obligations	117,822	236,217
Total long-term debt	202,488	255,254

Total liabilities	2,553,856	1,762,462
Commitments and Contingencies (see note 8)
Stockholders’ (Deficit):
Common stock, no par value per share; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	2,496,609	2,240,309
Accumulated other comprehensive (loss)	(10,867)	(10,422)
Accumulated (deficit)	(3,970,132)	(2,401,881)

Total stockholders’ (deficit)	(1,484,390)	(171,994)

Total Liabilities and Stockholders’ (Deficit)	$1,069,466	$1,590,468

The accompanying notes to financial statements are an integral part of these financial statements.

GENESIS FLUID SOLUTIONS, LTD.

 STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Year ended December 31,
	2008	2007

Revenues:
Services and Installation	$35,097	$675,945

Total Revenues	35,097	675,945

Cost of Revenues
Services and Installation	393,683	1,181,909

Total cost of revenues	393,683	1,181,909

Gross (deficit)	(358,586)	(505,964)

Expenses
Research and development	2,011	1,636
Sales and marketing	63,993	85,235
Provision for impairment in the carrying value of equipment	124,630	-
General and administrative	522,790	814,015

Total expenses	713,424	900,886

(Loss) from operations	(1,072,010)	(1,406,850)

Other income and (expense)
Interest and other income	10,103	-
Loss on Disposal	(174,125)	-
Interest expense	(332,219)	(52,760)

Total other income (expense)	(496,241)	(52,760)

(Loss) before income taxes	(1,568,251)	(1,459,610)

(Provision) for Income Taxes	-	-

Net (Loss)	$(1,568,251)	$(1,459,610)

Comprehensive (Loss):
Euro currency translation	(445)	(10,422)

Total Comprehensive (Loss)	$(1,568,696)	$(1,470,032)

(Loss) per common share - Basic and Diluted	$(1.57)	$(1.46)

Weighted Average number of Common Shares Outstanding during the Periods - Basic and Diluted	1,000,000	1,000,000

The accompanying notes to financial statements are an integral part of these statements.

GENESIS FLUID SOLUTIONS, LTD.

 STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
Description	Shares	Amount	(Loss)	(Deficit)	Totals
Balance - December 31, 2006	1,000,000	$1,378,814	$-	$(942,271)	$436,543

Issuance of common stock for cash	-	859,495	-	-	859,495
Purchase of stock option		2,000	-		2,000
Euro currency translation	-	-	(10,422)	-	(10,422)
Net (loss) for the year	-	-	-	(1,459,610)	(1,459,610)

Balance - December 31, 2007	1,000,000	2,240,309	(10,422)	(2,401,881)	(171,994)

Issuance of common stock for cash	-	68,360	-	-	68,360
Issuance of common stock for convertible notes and accrued interest	-	187,940	-	-	187,940
Euro currency translation	-	-	(445)	-	(445)
Net (loss) for the year	-	-	-	(1,568,251)	(1,568,251)

Balance - December 31, 2008	1,000,000	$2,496,609	$(10,867)	$(3,970,132)	$(1,484,390)

The accompanying notes to financial statements are an integral part of these statements.

GENESIS FLUID SOLUTIONS, LTD.

 STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net Loss	$(1,568,251)$	(1,459,610)
Adjustments to reconcile net loss to net cash provided (used) by operating activities :
Depreciation and amortization	154,446	119,530
Loss on disposal of asset	174,125	0
Provision for impairment in the carrying value of equipment	124,630	0
Changes in:
Accounts receivables	72,728	(133,196)
Inventories, net	2,116	(2,116)
Deposit	30,000	(30,000)
Accounts payable	33,184	(9,788)
Settlement due to vendor	(58,984)	126,318
Accrued and other liabilities	289,327	290,340
Customer deposit	215,000	0
Net cash used in operating activities	(531,679)	(1,035,869)

Cash flows from investing activities:
Investments in patents	(64,290)	(22,844)
Purchase of equipment	(11,763)	(814,581)
Net cash used in investing activities	(76,053)	(837,425)

Cash flows from financing activities:
Proceeds from the issuance of common stock and stock option	68,360	861,495
Proceeds from issuance of convertible notes	503,536	345,000
Payments of principal on convertible notes	(94,007)	(48,000)
Proceeds from notes payable	595,330	228,486
Payments of principal on notes payable	(297,529)	0
Proceeds from notes payable - Related parties	71,975	130,000
Payments of principal on notes payable - Related parties	(85,500)	(70,000)
Debt issuance costs	(4,000)	0
Proceeds from capital lease obligations	0	513,871
Payments of principal on capital lease obligations	(190,280)	(122,772)
Net cash provided by financing activities	567,885	1,838,080

Effect of Exchange Rate Changes on Cash	(445)	(10,422)
Net decrease in cash and cash equivalents	(40,292)	(45,636)
Cash and cash equivalents at beginning of year	49,368	95,004
Cash and cash equivalents at end of the year	$ 9,076	$ 49,368
Supplemental Cash Flow Information
Cash paid for:
Interest expense	$ 168,655	$32,842
Income taxes	$ 0	$0
Non cash financing activities: Common stock issued for debt	$187,940	$0

The accompanying notes to financial statements are an integral part of these statements.

GENESIS FLUID SOLUTIONS, LTD.

 NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2008 AND 2007

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Genesis Fluid Solutions, Ltd. (“Genesis” or the “Company”) is an environmental company that supplies a Rapid Dewatering System (“RDS”) technology for dredged material, including fine-grained sediment, for lake and waterway restoration. The Company was incorporated on October 26, 2005 under the laws of the State of Colorado. The accompanying financial statements of Genesis were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due from customers, and employees. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2008 and 2007, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Revenue Recognition

The Company generates revenues from professional services contracts.

Revenues from professional services are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “ Revenue Recognition in Financial Statements ” (“SAB No. 104”) and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts. ” Revenues are recognized when completion of professional services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, typically based upon the amount of cubic yards of material processed. All professional service costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known. The Company is transitioning to a licensing model, under which it will not be performing dredging services. Under such a contract arrangement, license fees would typically be paid to the Company at a negotiated, flat monthly rate not tied to the volume of material processed.

The Company is not required to perform significant post-delivery obligations, does not provide warranties and does not allow product returns. As such, no provision is made for costs of this nature.

The Company does not sell products with multiple deliverables. It is management’s opinion that EITF 00-21, “ Revenue Arrangements With Multiple Deliverables, ” is not applicable.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(1) Summary of Significant Accounting Policies (Continued)

Inventory

Inventory is stated at the first-in, first-out (“FIFO”) cost method or market. As of December 31, 2008 and 2007, no allowance for obsolescence or slow moving inventory was deemed necessary.

Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

Computer and office equipment	3 to 5 years
Equipment and tools	5 to 10 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is recognized.

Patent Rights

The Company capitalizes the costs associated with the application for and issuance of international patents related to its technology. Such costs are classified as patents pending in the accompanying financial statements until such time as the patents are issued. After issuance of the patents, the related costs are amortized over the useful life of the related patents. For the periods ended December 31, 2008 and 2007, the Company recorded patent amortization of approximately $4,400 and $4,400, respectively.

Lease Obligations

All non-cancellable leases with an initial term which is greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Share-Based Compensation

The Company uses the fair value recognition provision of FASB No. 123R, “Share Based Payment” (“SFAS No. 123R”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of the equity instruments on the grant date.

The Company also uses the provisions of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”  (“EITF 96-18”), to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(1) Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2008, as a result of an analysis by management, the Company determined that an impairment charge and write off of certain pieces of RDS equipment were appropriate. The Company recorded an impairment reserve as of December 31, 2008 of $124,630 and wrote off the net book value of RDS equipment amounting to $174,125. No other events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Research and Development Costs

The Company conducts research and development activities. All costs incurred for research and development are expensed as incurred.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended December 31, 2008 and 2007, advertising and promotion costs amounted to approximately $8,000 and $29,000, respectively.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with FASB Statement No. 130, “Reporting Comprehensive Income”  (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended December 31, 2008 and 2007, the only components of comprehensive (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to FASB Statement No. 52, “Foreign Currency Translation”  (“SFAS No. 52”). The Company’s functional currency is the United States Dollar but it has a capital lease obligation that is denominated in Euros. Under SFAS No. 52, the capital lease obligation denominated in Euros is translated into United States Dollars using the current exchange rate at the end of each fiscal period. Such debt translation adjustments are included in accumulated other comprehensive income (loss) for the period. Expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation gains or losses related to operating and interest expenses are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(1) Summary of Significant Accounting Policies (Continued)

 Income Taxes

 The Company accounts for income taxes pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008 and 2007, the Company’s financial instruments approximated fair value due to the nature and short-term maturity of such instruments.

Concentration of Risk

As of December 31, 2008 and 2007, the Company maintained its cash account at one commercial bank. The balance in the account is subject to FDIC coverage of up to $250,000.

Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008 and 2007, and revenues and expenses for the periods ended December 31, 2008 and 2007. Actual results could differ from those estimates made by management.

Segment reporting

The Company has adopted FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (“SFAS No. 131”) requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Dewatering segment. All of our sales in the twelve months ended December 31, 2008 and 2007 were to customers in the United States of America.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(2) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred significant operating losses through December 31, 2008 and 2007, and has insufficient cash resources and revenues to cover its on-going operating costs and business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that the Company will be successful in increasing its working capital from operations, the generation of additional business revenues from new and existing clients, and additional capital formation activities, there can be no assurance that the Company will be able to generate the funds needed to meet its debt and working capital obligations under its business plan, or be successful in the sale of its services to generate sufficient revenues to allow the Company to achieve profitability, and to sustain its operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Accrued Liabilities

As of December 31, 2008 and 2007, accrued liabilities consisted of the following:

	2008	2007
Accrued Payroll & Benefits	$536,782	$397,157

Accrued Interest	183,482	19,918
Accrued Sales Tax	16,276	16,278

Other	35,000	17,500

Total	$771,540	$450,853

The Company has accrued payroll and related taxes, including penalties and interest, to various taxing authorities, including the Internal Revenue Service, that pertain to various years of service. For the periods ended December 31, 2008, and 2007, penalties and interest in the amounts of $33,851 and $76,641, respectively, were accrued by the Company.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(4) Convertible and Other Notes Payable

     Convertible Notes

The Company has entered into various secured and unsecured convertible notes with third party lenders to fund its operations. The notes are generally convertible into shares of common stock at fixed prices at the discretion of the holder and mature over periods of less than one year. Secured convertible notes are collateralized by certain RDS equipment of the Company. The notes bear interest at rates ranging from 25-40 percent. Activities pertaining to convertible notes for the periods ended December 31, 2008, and 2007, were as follows:

	2008	2007

Beginning Balance	$302,971	$-

Issuances of Convertible Notes	595,330	345,000

Interest added to principal amounts	78,896	5,971

Payments of principal	(94,007)	(48,000)

Notes converted to common stock	160,000	-

Ending balance	$723,190	$302,971

Other Obligations Payable

Secured Promissory Note

On July 30, 2008, the Company issued a secured promissory note in the amount of $200,000 to a lender, which is the lessor of the office space that the Company occupies for its operations, for working capital purposes. The note bears interest at 20 percent per annum, was secured by all patents and other intellectual property of the Company, as well as a continuing personal guarantee of Michael Hodges, the Chief Executive Officer and Director the Company.

The terms for repayment of the note call for payments of $16,667 per month for a period of 12 months, together with a balloon payment of $40,000 in interest at the time the 12 th  and last payment is made. As part of the secured promissory note, the Company granted to the property owner a stock option to purchase, for a period of one year after the repayment of the loan and interest, shares of common stock of the Company, up to a total of the proceeds of the note, interest earned a premium of $40,000 (approximately $280,000) at a price of $10 per share.

As of December 31, 2008, the principal balance of the note remaining amounted to $116,662, and was classified as part of the current portion of the convertible and non-convertible notes and loans in the accompanying balance sheets. The note was paid in full in August 2009 and the lien was subsequently released by the lender.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(4) Convertible and Other Notes Payable (Continued)

Asset Purchase Agreement

On June 19, 2007, the Company entered into an agreement and bill of sale with a third party vendor for the purchase of certain RDS equipment in the amount of $110,000. The terms of payment under the agreement were principal only payments of $6,670 per month, commencing on August 1, 2007, for a period of seven months. At the beginning of March 1, 2008 (the eighth month), a final payment of $70,000 was to be made by the Company. The Company made no payments under the agreement during 2007, and is in default under the agreement.

In 2008, the Company made payments to reduce the principal amount by $25,205. Interest at the rate of 12 percent per annum applies to the unpaid balance, which is being accrued by the Company. As of December 31, 2008, and 2007, the principal amount due under the agreement amounted to $84,795, and $110,000, respectively, and was classified as part of the current portion of the convertible and non-convertible notes and loans in the accompany balance sheets.

Demand Note

The Company entered into a promissory note in the amount of $68,076. The note is non-interest bearing, unsecured and due on demand.

Future maturities and short-term and long-term debt were as follows as of December 31, 2008:

December 31,	Amount
2009	$1,027,742
2010	84,666
2011	-
2012	-
2013	-
Thereafter	15,800

Total	$1,128,208

 (5) Capital Leases

Operating Lease

In September 2007, the Company entered into an office lease for its principal offices, located in Colorado Springs, Colorado, occupying approximately 600 square feet of office space. The lease is currently on a month-to-month term, and is cancellable with 30 days notice either by the Company or the property owner. For the periods ended December 31, 2008, and 2007, the Company incurred rent expense under the office lease of $14,219 and $4,671, respectively.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(4) Convertible and Other Notes Payable (Continued)

 Capital Leases

Commencing in 2007, the Company entered into certain third party capital lease agreements. The total cost of capitalized leases included in the accompanying financial statements, which primarily relates to RDS equipment, amounted to $450,039 as of December 31, 2008, and 2007, respectively. Amortization for the capital lease costs is included in depreciation and amortization expense.

As of December 31, 2008, the total future non cancellable minimum lease payments under capital lease obligations were as follows:

December 31,	Amount
2009	$168,971
2010	123,934
Thereafter	-
292,905
Less - Amount representing interest	(31,654)

Present value of net minimum lease payments	261,251
Less - Current portion	(143,428)

Capital lease obligations, less current portion	$117,822

 (6) Common Stock

Common Stock Issued for Cash

During the periods ended December 31, 2008 and 2007, the Company issued approximately 2,300 and 28,000 shares of common stock, , respectively, through shares held by Michael Hodges, the Chief Executive Officer and Director of the Company to third party investors. Such issuances of common stock resulted in cash received by the Company of approximately $68, 000 and $859,000, respectively.

Common Stock Issued as a Result of the Conversion of Notes

During the period ended December 31, 2008, the Company converted notes payable and related accrued interest of lenders of approximately $188,000 into 3,296 shares of common stock through shares held by Michael Hodges, the Chief Executive Officer, and Director of the Company. Such conversions did not result in any cash received by the Company. There were no conversions of notes into common stock of the Company during the period ended December 31, 2007.

Stock Options

On May 11, 2007, the Company issued a one-year option to purchase 1,000 shares of common stock to a third party individual. The price paid for the option was $2,000. Under the terms of the option, the third party individual was granted the right to purchase up to 1,000 shares of the Company’s common stock for a price of $35.00 per share. On September 5, 2007, the third party individual exercised the option and purchased 1,000 shares of common stock of the Company for $35,000.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(4) Convertible and Other Notes Payable (Continued)

As part of the secured promissory note (described above) issued to the lender, which is the lessor of the office space that the Company occupies for its operations, the Company granted a stock option to purchase, for a period of one year after the repayment of the loan and interest, shares of common stock of the Company, up to a total of the proceeds of the note, interest earned a premium of $40,000 (approximately $280,000) at a price of $10 per share. The stock option has not yet been exercised.

On August 22, 2007, the Company issued an additional stock option to the lessor of the office space that the Company occupies for its operations. Under the terms of the additional stock option, the Company granted to the lessor the right to purchase up to 500 shares of common stock or such greater or lesser number of shares of common stock of the Company such that, immediately after the exercise of the option, the number of shares held by the property owner would be equal to .05 percent of the total issued and outstanding shares of the common stock of the Company. The option price for the purchase of the shares was $50.00 per share. The option expired on September 30, 2009 and was not exercised.

 (7) Related Party Transactions

On November 28, 2008, the Company entered into a loan agreement with Maria Hodges, wife of CEO Michael Hodges for $9,800. The note bears an annual 4.29 percent interest rate and is due on November 28, 2018. The note does not have any conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal or interest had been paid on the note.

On September 29, 2008, the Company entered into a loan agreement with Maria Hodges, wife of CEO Michael Hodges for $9,000. The note bears an annual 4.29 percent interest rate and is due on September 29, 2019. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, no principal interest had been paid on the note.

On June 17, 2008, the Company entered into a loan agreement with Jack Speer , a member of the Board of Directors, for $5,000. The note bears an annual 4.29 percent interest rate and is due on June 17, 2018. The note does not have conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. In September 2008, the Company paid Mr. Speer $2,925 which was recorded as a reduction of the outstanding principal balance.

On May 28, 2008, the Company entered into a loan agreement with Jack Speer , a member of the Board of Directors, for $1,075. The note had no stated interest rate or maturity date. The note does not have any conversion feature and is unsecured. In September 2008, the Company paid Mr. Speer $1,075 and cancelled the note.

On February 4, 2008, the Company entered into a loan agreement with Greg Rankin, who provides legal services to the Company, for $5,000. The note had no stated interest rate or maturity date. The note does not have conversion feature and was unsecured. On July 23, 2008, the principal balance plus $600 of accrued and unpaid interest was converted into 112 shares of common stock.

On August 9, 2007, the Company entered into a loan agreement with Michael Whaley, the former Chief Financial Officer of the Company, for $50,000. The note originally bore an annual interest rate of 20 percent, which was later amended to 80 percent, and subsequently, in combination with his separation, was revised to a 15 percent interest rate and was due on November 5, 2007. The note does not have a conversion feature and is unsecured. Accrued and unpaid interest is due at maturity date of the loan. At December 31, 2008 and 2007, $30,000 and $7,500, respectively, had been repaid under the note.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(7) Related Party Transactions (Continued)

On August 9, 2007, the Company entered into a loan agreement with Larry McCurry, a member of the Board of Directors, for $25,000. The note bears an annual 40 percent interest rate and was due on November 10, 2007. The note does not have conversion feature and was unsecured. Accrued and unpaid interest is due at the termination of the loan. At December 31, 2008, the Company had made payments of $22,500 of which approximately $13,000 had been applied against principal and the remaining amount recognized as interest. In July 2009, the Company made two additional payments of $34,316 and retired the note as paid in full.

 (8) Commitments and Contingencies

     Legal Matters:

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

There are no proceedings in which any of the Directors, officers, or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company.

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

On June 26, 2009, the parties entered into a settlement agreement under which Eagle dismissed its claims against the Company, and the Company dismissed its claims against Eagle. The settlement agreement provided that the Company was to pay Eagle the sum of $152,000 payable as follows;

•	$25,000.00 within thirty days of the settlement, and

•	thereafter 15 equal installments of $8,466.67 beginning on August 26, 2009

    Other Contingencies:

In September 2006, the Company entered into a five year exclusive license agreement with an entity located in the Netherlands (the “Entity”) to complete projects and develop the revenues and marketing presence of the Company in the Netherlands, France, and Germany. Though never consummated, it was the intent of the parties to enter into a joint venture. The parties completed one project, which has become the subject of a dispute. Each party has alleged certain damages and defenses as a result of the project. However, the parties are working together to resolve the matter.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(8) Commitments and Contingencies (Continued)

To conduct the project completed with the Entity, the Company relocated certain RDS equipment from the United States to the Netherlands. The RDS equipment transferred is currently under the control of the Entity, and is part of the dispute between the parties described above. During the period ended December 31, 2008, the Company wrote off $174,125 in net book value of RDS equipment located in the Netherlands, which management of the Company believes is not in suitable operating condition, and provided a 50 percent reserve for impairment in the carrying value of other RDS equipment, in the amount of $124,630, also under control of the Entity.

At December 31, 2008, the extent of any additional loss, contingent or otherwise, was not determinable or probable of occurrence and as a result, no general reserve for the dispute has been recorded in the accompanying financial statements of the Company. Further, as of December 31, 2008, no formal legal claim had been filed with any jurisdiction by either party.

     Commitments:

In June 2009 but effective as of Novembers 2008, the Company signed a Contractor Agreement (the “Contractor Agreement”) with Carol Shobrook (“Shobrook”) for consulting services. The Contractor Agreement called for payments to Shobrook based on a 40-hour week at $37 per hour. However, upon the earlier of November 1, 2009 or after two projects were awarded to the Company the rate was scheduled to increase to $52 per hour. The Contractor Agreement was terminable by either party with 14 days notice. However, if the Contractor Agreement was terminated by the Company, Shobrook is entitled to a payment of $300,000 in cash upon termination. As of December 31, 2008, the Company had not been awarded two projects. Further, in October 2009, the Contractor Agreement was terminated by the parties without any amounts due to Shobrook.

(9) Employee Benefit Plan

The Company does not maintain any employee benefit plans as of December 31, 2008 and 2007. The Company maintains a key man life insurance for the benefit of Michael Hodges, Chief Executive Officer and Director of the Company.

 (10) Income Taxes

The Company was originally formed in October 2005 as an “S” corporation and filed its federal and state income tax returns according to the rules and regulations of that section of the Internal Revenue Code. On October 31, 2007, the Company revoked its status as an “S” corporation and converted to a “C” corporation.

As of December 31, 2008 and 2007, the Company had net operating loss carry forwards of approximately $1,730,000 and $195,000 for Federal and state tax purposes, which expire in various amounts through 2027. Realization of the deferred tax assets is dependent upon future income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

 Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(10) Income Taxes (Continued)

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

The provision (benefit) for income taxes for the twelve months ended December 31, 2008 and 2007 were as follows (assuming a 34 percent effective tax rate);

	2008	2007
Current Tax Provision
Federal and State -
Taxable Income	$-	$-

Total current tax provision	$-	$-
Deferred Tax Provision
Federal and State -
Loss Carryforwards	521,696	66,485
Change in Valuation Allowance	(521,696)	(66,485)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008 and 2007 as follows;

	As of December 31,
	2008	2007
Loss Carryforwards	$588,181	$66,485
Less: Valuation Allowance	(588,181)	(66,485)

Total net deferred tax assets	$-	$-

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset. Given lack of earnings history and anticipated future losses, as of December 31, 2008, and 2007, the net deferred tax assets were fully offset by a valuation allowance.

The effective tax rate differs from the federal statutory rate for the periods ended December 31, 2008 and 2007 as follows:

	2008	2007
Statutory Federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.3%)	(3.3%)
Permanent items	(2.0%)	(28.0%)
Increase in valuation allowance	(28.7%)	(2.7%)

	0.0%	0.0%

The Company did not have any income tax expense for the periods ended December 31, 2008 and 2007.

GENESIS FLUID SOLUTIONS, LTD.

 NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2008 AND 2007

(10) Income Taxes (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of the provisions of FIN 48 did not have a material impact on our financial position and results of operations. The Company files income tax returns under Federal tax laws and in Colorado. The Company’s federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service. The Company’s Colorado income returns for tax years 2005 and beyond remain subject to examination by the Department of Revenue. In addition, all of the net operating losses that may be used in future years are subject to adjustment.

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the periods ended December 31, 2008 and 2007, the Company has not accrued interest or penalties related to uncertain tax positions.

(11) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ” (SFAS No. 159), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “ Business Combinations .” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements  -  a replacement of FASB Concepts Statement No. 3. ” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize excess in earnings as a gain attributable to the acquirer. This, therefore, improves

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(11) Recent Accounting Pronouncements (Continued)

the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of Genesis does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133”  (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

 (11) Recent Accounting Pronouncements (Continued)

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

Reverse merger

 On October 12, 2009, the stockholders of Genesis approved an Agreement of Merger and Plan of Reorganization (the “Merger Agreement’’) by and among the Company, Cherry Tankers, Inc. a Delaware corporation (“CT-DE’), and Genesis Fluid Solutions Acquisition, Corp., a newly formed wholly-owned Delaware subsidiary of CT-DE

 (“Acquisition Sub’’). Upon closing the merger transaction on October 30, 2009 as described in the Merger Agreement (the “Merger’’), Acquisition Sub will be merged with and into Genesis, and Genesis will become a wholly-owned subsidiary of CT-DE. Pursuant to the terms of the Merger Agreement, following the Merger, CT-DE will change its name to Genesis Fluid Solutions Holdings, Inc.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(12) Subsequent Events

Each share of Genesis common stock issued and outstanding immediately prior to the closing of the Merger will be converted into the right to receive ten shares of CT-DE common stock. A total of 948,100 shares of common stock of Genesis will be converted. The remaining outstanding common shares of CT-DE were 1,150,000 shares. Accordingly, the shareholders of the Company are expected to obtain 9,481,000 common shares of a total of 10,631,000 common shares outstanding immediately following the closing of the Merger resulting in an approximate 90 percent controlling voting interest in the consolidated entity. In addition, the Board of Directors and officers of CT-DE are expected to be changed to include existing Directors and officers of Genesis resulting in management control of the entities.

Due to the change in control of CT-DE, the transaction under the Merger Agreement will be accounted for as a reverse acquisition of CT-DE by the Company and recapitalization.

Accordingly, the financial statements of the Company subsequent to the recapitalization will consist of the balance sheets of both companies at historical cost, the historical operations of the Company, and the operations of CT-DE and the Company from the recapitalization date of October 30, 2009. The Company will be deemed to have issued 1,150,000 common shares to the existing pre-recapitalization shareholders of CT-DE.

     Private Placement

In connection with the Merger, the Company may accept subscriptions for a total of 300 units in a private placement, each unit consisting of 25,000 shares of our common stock and a three-year warrant to purchase 12,500 common shares at an exercise price of $2 per share, at a purchase price of $25,000 per unit (the “Private Placement”). The Company e may receive maximum proceeds from the Private Placement in the amount of $6,825,000 (net of $675,000 of planned bridge loan conversions) and issue 7,500,000 common shares. In the first closing of the private placement on October 30, 2009, we sold 3,707,500 common shares which resulted in net proceeds of $3,090,000 and included $475,000 of bridge notes which converted to our common stock. We expect to have subsequent closings and sell additional common shares as described above.

 The Private Placement was made solely to “accredited investors,’’ as that term is defined in Regulation D under the Securities Act. The units and the common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

The common shares to be issued under the Private Placement will be subject to registration rights pursuant to a registration rights agreement. The agreement states that the registration statement shall be (i) filed within 90 days of the close, (ii) declared effective within 180 days of the close and (iii) kept effective until the earlier of (a) 12 months after the close or (b) the date when all registrable securities have been sold or are able to be sold under Rule 144.

The registration rights agreement contains a liquidated damages provision whereby liquidated damages may accrue and are payable in cash, at the rate of 1 percent of the aggregate amount invested by the investors per 30 day period or pro-rated for partial periods if (i) the registration statement is not filed within 90 days of the close, or (ii) if the registration statement is not declared effective within 180 days of the close. The liquidated damages are limited under the registration rights agreement to a 10 percent maximum amount.

The Company has determined that the registration rights agreement will be considered a derivative instrument subject to classification as a liability at fair value. The maximum liquidated damages amount computed at 10 percent would be $750,000, and the Company will value the derivative liability at fair value subject to that maximum amount.

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(12) Subsequent Events (Continued)

The Company has engaged several parties to serve as placement agents in connection with the Private Placement. The placement agents will, upon completion of the Private Placement, receive (1) a cash fee of 8 percent of the gross proceeds of the units sold by it in the Private Placement, and (2) two-year warrants to purchase 2 percent of the shares of common stock sold by it at an exercise price of 125 percent of the purchase price per share.

Convertible Bridge Loan

In May and June 2009, the Company sold $600,000 of convertible notes to lenders. The notes were issued to bridge the Company’s funding requirements through the contemplated Merger period. $400,000 of the notes are automatically convertible and $200,000 convert at the holder’s option, at the conclusion of the Merger or completion of a similar financing transaction. The convertible notes which bear a 10 percent interest rate, are due and payable on the earlier of the completion of the Merger transaction or November 9, 2009. The notes and accrued but unpaid interest are convertible at a rate of 130 percent and are also entitled to the warrant coverage offered to Private Placement investors as part of the transaction.

In September and October 2009, the Company issued an additional $75,000 of convertible notes to two lenders. The convertible notes were issued to bridge the Company’s funding requirements through the Merger period. The notes are convertible at the option of the holders at the conclusion of the Merger or completion of a similar financing transaction. The convertible notes which bear a 10 percent interest rate are due and payable on the earlier of the completion of the Merger transaction or November 9, 2009. The notes and the accrued but unpaid interest are convertible into our common stock at a rate of 130 percent and are also entitled to the warrant coverage offered to Private Placement investors as part of the transaction.$475,000 of these notes converted to common stock as part of the first close of the private placement on October 30, 2009.

Common Stock Cancelations

In October 2009, Michael Hodges, Chief Executive Officer and Director of the Company, cancelled 123,273 common shares held by him. He received no compensation for the cancellation.

In September 2009, several stockholders who had received an aggregate of 197,200 shares of common stock agreed to cancel the shares and accept options to purchase 2,042,000 shares in the post-reverse merger company. The agreements may generally be rescinded by the holder at their discretion if the Merger is not completed by December 31, 2009. The options will have a term of 10 years, and upon issuance, be vested immediately (except for a former Director of the Company whose 770,000 options will vest on April 30, 2010) and have an average strike price of $0.93.

Common Stock issued for Services

In October 2009, the Company issued 258,400 shares of common stock to consultants and received gross proceeds of $258. All of the shares issued to consultants of the Company in exchange for services provided or to be rendered in the future.

Resignation of Company Officer

On September 17, 2009, Michael Whaley, Chief Financial Officer, resigned from the Company. As part of his separation agreement and in exchange for mutual releases, the Company is required to deliver the following to Mr. Whaley after the completion of the Merger transaction described above:

GENESIS FLUID SOLUTIONS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(12) Subsequent Events (Continued)

1)	$40,000 in cash

2)	30,000 shares of common stock of the newly merged public company and

3)	Payment of all amounts due under his note agreement referred to above or approximately $22,000

     Resignation of Members of the Board of Directors

In July 2009, Jack Speer and Kelly Meadows resigned from the Board of Directors of the Company.

In October 2009, Colleen Stiles and William Beck resigned from the Board of Directors of the Company.

None of the resignations from the Board of Directors resulted from dispute with the Company.

     Issuance of Promissory Notes

Since January 1, 2009, the Company has issued $23,000 in promissory notes to various lenders. The notes bear annual interest rates from 4.29 percent to 40 percent and are due on at various dates through October 2019. The notes have a conversion feature to common stock of the Company s which are exercisable at the discretion of the holder. All of the notes are unsecured. Accrued and unpaid interest is due at the time of maturity of each note .

     Sale of Notes- Related Parties

On January 5, 2009, the Company entered into a loan agreement with Larry McCurry, a member of the Board of Directors, for $50,000. The note bears an annual 40 percent interest rate and is due on January 1, 2010. The note does not have any conversion feature and is unsecured. Accrued and unpaid interest is due at the termination of the loan. On April 1, 2009, the Company made a payment of approximately $4,000 which was recognized as interest. In February and April 2009, the Company made payments of approximately $54,000 which retired the note of which was $41,000 was recognized as interest.

On various dates in 2009, the Company entered into loan agreements with Paul Vette, Vice President of Sales of the Company, for a total of $99,500. The notes had no stated interest rate or maturity date. The notes do not have conversion features and are unsecured. On April 1, 2009, the Company made payments of $80,000 of which $68,000 was recognized as principal payments and $12,000 which was recognized as interest. The remaining balance of $31,500 was converted to 3,150 shares of common stock on October 10, 2009.

Conversion of Promissory Notes to Common Stock

Since January 1, 2009, the Company has converted approximately $921,000 of promissory notes and accrued but unpaid interest from various lenders to common stock. As a result of the conversion the Company issued 28,985 shares of common stock utilizing conversion rates ranging from $10 to $50 per share.

     Issuances of Common Stock

Since January 1, 2009, the Company has issued approximately 18,500 shares of common stock to various investors. As a result of the issuances, the Company has received net proceeds of approximately $491,000, at prices ranging from $10 to $50 per share.

Part IV

Item 15. Exhibits and Financial Schedules.

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 24 day of January, 2011.

BLUE EARTH, INC.

By:	./s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

BLUE EARTH, INC.

By:	/s/ Phillip J. Kranenburg
Name:	Phillip J. Kranenburg
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	January 24, 2012

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director	January 24, 2012

5