Form 10-K/A
period 2010-12-31
Blue Earth, Inc.
filed 2012-04-10
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 5

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

BLUE EARTH, INC. AND SUBSIDIARY
(fka Genesis Fluid Solutions Holdings, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(2,683,231)	$(2,247,767)
Less: Loss from discontinued operations	(904,322)	2,024,583
Loss from continuing operations	(3,587,553)	(223,184)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and warrants issued for services	1,617,268	233,900
Warrant derivative liability	483,441	(21,960)
Depreciation	89	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(41,039)	-
Accounts payable and accrued expenses	173,738	11,244

Net Cash Used in Continuing Operating Activities	(1,354,056)	-
Net Cash Provided by (Used in) Discontinued Operating Activities	81,382	(1,737,841)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,021)	-

Net Cash Used in Investing Activities	(11,021)	-
Net Cash Used in Discontinued Investing Activities	(24,418)	(69,721)

FINANCING ACTIVITIES
Proceeds from common stock and warrants, net of offering costs in 2009	499,999	5,909,750

Net Cash Provided by Financing Activities	499,999	5,909,750
Net Cash Provided by (Used in) Discontinued Financing Activities	(50,642)	751,781

Effect of exchange rate changes on cash	-	10,867
Cash included in sale of discontinued operations	-	(115,660)
NET INCREASE (DECREASE) IN CASH	(858,756)	4,749,776
CASH AT BEGINNING OF YEAR	4,758,852	9,076

CASH AT END OF YEAR	$3,900,096	$4,758,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$111,847
Income taxes	12,781	-

NON CASH FINANCING ACTIVITIES:
Liability paid on behalf of the Company by a shareholder	$8,467	$-
Reclassification of warrant derivative liability to (from) additional paid-in capital	$136,500	$(826,678)

NON CASH FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	$-	$974,338

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

The expense related to the value of the warrants is recorded over the three year term of the employment contract which is also the vesting schedule unless Dr. Thomas elects to exercise the warrants early in which case the expense is recorded immediately. The agreements provides for a non-competition and non-solicitation period of one-year from the termination of employment.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were  not effective as of December 31, 2010 based on the material weaknesses defined below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•    provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2010:

•    The Company did not have sufficient oversight to ensure financing reporting, proper disclosures around related-party transactions or dissemination of the Company’s policies and procedures.

•    The Company did not maintain effective controls over the period-end financial reporting process, including controls and supporting documentation with respect to journal entries, account reconciliations and proper segregation of duties.

•    The Company did not implement proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

•    The Company’s stock option vesting determination was inaccurately established in February 2010 and warrant and stock option methodology was inconsistent with guidance.

•    The Company did not maintain effective controls within the inventory function, including purchasing, receiving, returns, physical inventory and obsolescence analysis.

•    The Company did not develop and maintain effective general computer controls, including use of a financial application and inventory management system that lack sufficient internal controls, ensuring proper security access within the financial and inventory management applications, ensuring proper change management procedures were followed, and ensuring adequate information technology procedures were followed in accordance with generally accepted best practices.

•    The Company failed to maintain effective controls within the revenue function, including monitoring major sales contracts to ensure revenue recognition criteria were identified and properly monitored to ensure revenue was recognized, inventory was relieved, and accounts receivable and cost of goods sold were recorded in the correct period.

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•    We are committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

•    The Board of Directors is more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements,  and more detailed review of the draft periodic reports we anticipate filing with the SEC.

•    We have initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and preparation of the Company’s financial statements.

•    We will design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

•    We will initiate a formal feasibility assessment for implementing a  system to replace our current financial software application and inventory management system during our current fiscal year.  As part of this assessment, we will thoroughly review the roles and responsibilities of our staff involved in the performance of our financial close process and other internal controls to ensure duties are properly segregated, access rights within our new financial software application comply with designated roles and responsibilities and support the proper segregation of duties.

•    The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 9th day of April, 2012.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	April 9, 2012

/s/ Johnny R. Thomas	Chief Executive Officer and Director	April 9, 2012

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.