Form 10-Q/A
period 2011-09-30
Blue Earth, Inc.
filed 2012-04-10
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

Immediately after the transaction, Energy ceased to exist and Castrovilla, Inc. became the surviving corporation, a wholly owned subsidiary of Blue Earth Energy Management Services, Inc. Simultaneous with this purchase, Energy entered into an asset purchase agreement with Humitech of NC, LLC, “Humitech”, whereby the assets of Humitech and certain related liabilities were sold to Energy for  $150,000 cash and 267,857 restricted common shares of Blue Earth, Inc. valued based on the quoted market price on the effective date of the transaction, January 1, 2011, at $1.90 per share or $528,928.

The purchase resulted in a distributorship asset and customer base of $2,458,250.  The reason for the purchase was to expandthe Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
Castrovilla	1,011,095	$1.90	$1,921,081
Humitech	267,857	$1.90	508,928
Cash			150,000
Total Purchase Price			$2,580,009
Assets at Fair Value
Cash			$466,620
Accounts receivable			325,199
Inventory			150,627
Property and equipment			53,088
Other assets			115,804
Distributorship and customer base			2,458,250
Total Assets			3,569,588
Liabilities Assumed at Fair Value
Accounts payable and accrued expenses			$414,314
Notes payable			575,265
Cash			150,000
Equity			2,430,009
Total Liabilities and Equity			$3,569,588

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

The purchase resulted in a distributorship asset and customer base of $9,137,225.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:.

Purchase Price	Shares	Price	Total
Xnergy, Inc. and HVAC Controls & Specialties, Inc.	4,500,000	$1.72	$7,740,000
Total Purchase Price			$7,740,000
Assets at Fair Value
Cash			$1,442,319
Receivables			710,437
Other current assets			150,278
Property and equipment			86,548
Related party advance			2,632,192
Customer base			9,137,225
Total Assets			14,158,999
Liabilities Assumed at Fair Value
Accounts payable			$379,227
Accrued liabilities			1,606,074
Notes payable			4,433,698
Equity			7,740,000
Total Liabilities and Equity			$14,158,999

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE EARTH, INC.

Date: April 9, 2012	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)