Form 10-K
period 2011-12-31
Blue Earth, Inc.
filed 2012-04-16
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [  ] *(1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 8,557,807 shares (based on 13,707,807 issued and outstanding) computed by reference to the $1.14 per share price at which the common stock was last sold as of June 30, 2011, the last business day of the registrant’s second fiscal quarter was $9,755,900.

As of April 10, 2012, there were 17,859,554 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

________________

*(1) This issuer is not currently subject to the filing requirements of the Exchange Act, however, has filed all reports.

BLUE EARTH, INC. AND SUBSIDIARIES

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

Item 1. Business.

Overview

Blue Earth, Inc. is engaged in a mergers and acquisition strategy in the clean-tech industry. Our primary focus is acquiring companies and innovative technologies that serve the multi billion dollar energy efficiency services and renewable energy market sectors. The targeted companies provide a variety of energy services that enable customers to reduce energy consumption, lower their generating capacity and maintenance costs and realize environmental benefits. The targeted technologies typically include various measures designed for a specific customer or facility in our target market of small commercial businesses and residences to improve the efficiency of building systems, such as refrigeration, lighting and heating, ventilation and air conditioning.

Effective January 1, 2011, Blue Earth acquired Castrovilla, Inc. based in Mountain View California which manufactures, sells and installs commercial refrigeration and freezer gaskets and sells and installs motors and controls to approximately 5,400 small commercial businesses.  See “Castrovilla Acquisition” below.

On May 16, 2011, Blue Earth obtained the exclusive private label license (the “License”) and manufacturing rights to an innovative and patented lighting controls technology from SwitchGenie LLC and James F. Loughrey.  See “Exclusive Private Label and Manufacturing Rights to SwitchGenie Patented Lighting Controls Technology” below.

On September 7, 2011, Blue Earth acquired Xnergy, Inc., and its wholly owned subsidiary HVAC Controls & Specialties, Inc., a Carlsbad, California based energy services company.  Simultaneously, the Company purchased ecoLegacy, LLC, which serves as a financing vehicle for Xnergy.  Xnergy provides a broad range of comprehensive energy solutions including the specialized mechanical engineering, the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.  Xnergy also provides comprehensive maintenance and service programs, including every aspect of heating, ventilation and air-conditioning (HVAC), mechanical systems for design-build to repair and retrofit services.  See “Xnergy Acquisition” below.

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

Management has also identified several energy management and energy management service companies that have been successfully operating in the residential and small commercial business segment of the energy efficiency sector.  These energy service companies specialize in three categories that address small commercial businesses energy efficiency needs: refrigeration, lighting and HVAC. The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial businesses space.  Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network though a combination of joint venture/associate relationships and/or acquisitions.

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

•

Energy service companies that provide turnkey energy solutions to public and private clients including EPC (Engineer/Procure/Construct), design build of cogeneration, alternative and renewable electric power plants for “green buildings”; regular service and maintenance through long-term contracts and third party commissioning of mechanical and energy projects.

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

Meet Market Demand for Cost-Effective, Environmentally-Friendly Solutions.  Through our energy efficiency measures and products, we enable customers to conserve energy and reduce emissions of carbon dioxide and other pollutants. We plan to continue to focus on providing sustainable energy solutions that will address the growing demand for products and services that create environmental benefits for customers.

Industry Overview

The market for energy efficiency services has grown significantly, driven largely by rising and volatile energy prices, advances in energy efficiency and renewable energy technologies, governmental support for energy efficiency and renewable energy programs and growing customer awareness of energy and environmental issues.  End-users, utilities and governmental agencies are increasingly viewing energy efficiency measures as a cost-effective solution for saving energy, renewing aging facilities and reducing harmful emissions.

The clean-tech industry is a multi-billion global industry comprising several market sectors as follows: energy efficiency, including green building; water and wastewater; recycling and waste; LED lighting; energy storage; alternative energies and renewables; batteries/storage; smart grid electrical distribution system; alternative transport; and various green business, research and financial services.

In August 2010, our Board of Directors elected to broaden the Company’s focus in contrast to relying only on watering restoration and remediation, as described below under “Corporate History” We will continue to capitalize on our past investments in the patented Rapid Dewatering System, through royalty agreements negotiated from the sale of the Company’s wholly-owned subsidiary to a group of buyers, including a former officer and director.

Corporate Structure

Our corporate structure for energy efficiency related acquisitions is designed to separate the acquired companies into three wholly-owned subsidiaries of the Company, which will be operated as separate business units.

Blue Earth, Inc. Corporate Structure

Blue Earth, Inc.
Public Holding
Company
Blue Earth Energy,
Management, Inc.
Blue Earth Tech, Inc.
License, Develop
Acquire Technology
and Products
Blue Earth
Finance, Inc.
Xnergy, Inc. **
Alternative Energy
and Energy Efficiency
Software for Internal
use and Market as a
Product
Energy Management
Programs and
Verification
HVAC Companies
and HVAC Controls
and Specialties, Inc.
Blue Earth Energy
Management
Services, Inc.
and Castrovilla, Inc.

** Xnergy and Blue Earth Energy Management Services Inc/Castrovilla Inc management report to Johnny Thomas CEO & President of Blue Earth Inc. Installation and service personnel of these subsidiaries report to Xnergy, Jason Davis for license supervision.

Although the seven subsidiaries will operate independently, they will work in concert to develop, manage, implement and monitor energy efficiency programs for the utilities and the small commercial businesses established customer base.

We believe that the implementation and execution of our corporate strategy will benefit our shareholders and attract investors who are looking at two bottom lines: financial profitability and social or environmental benefits produced by the Company and its products and services.

Castrovilla Acquisition

On January 19, 2011, Castrovilla Energy, Inc., a recently formed California subsidiary of the Company, acquired substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (collectively, with Humitech, the “Castrovilla Acquisition”) with an Effective Date (as defined) of January 1, 2011.  Founded in 2004, Castrovilla based in Mountain View, California, had approximately $3.4 million in audited revenues in 2010, which is more than twice its 2008 revenues. Castrovilla currently serves approximately 5,400 small commercial businesses in Northern California with its 30 employees as of December 31, 2011. Castrovilla manufactures, sells and installs commercial refrigeration gaskets and strip curtains, which it sells and installs alongside many other energy efficiency products, such as EC motors, LED lights and a variety of control technologies. Castrovilla’s strategy is to sell energy efficiency bundled retrofits (refrigeration, lighting, HVAC), to its customer base.

Castrovilla participates in several ratepayer funded utility companies energy efficiency rebate programs, both through third-party programs and through its own small commercial business program, Keep Your Cool.  The Keep Your Cool program was created in response to a Request For Proposals put out by a local municipal utility, Silicon Valley Power.  Castrovilla’s proposal was accepted and the program funded several hundred thousand dollars.  This eventually resulted in contracts with over a dozen municipal utilities throughout Northern California to provide turnkey program administration and implementation.  In 2008, Castrovilla acquired the assets of Bay Area Refrigeration, a fully licensed commercial refrigeration contractor that has serviced the San Francisco Bay Area for nearly 30 years.

Castrovilla has created a business model for sustainably generating and delivering kW and kWh that benefits both the utility and the end user.  Castrovilla provides energy efficiency services to small commercial businesses and delivers custom programs directly to utilities.  The model is both expandable and scalable.  Castrovilla is well positioned in terms of capabilities and relationships with utilities and the energy service companies (ESCO) running the third-party programs.  Castrovilla intends to become a statewide and regional service provider.

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

In mid-2009 Castrovilla opened an online-store (www.bayarearefrigeration.com) to sell manufactured gaskets and strip curtains on both a wholesale and retail basis.  The web site also allows us to distribute refrigeration hardware, plumbing fixtures, kitchen equipment, water filtration, electrical and tools and accessories.

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

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (“BEEMS”) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011, subject to final Board approval which was obtained on January 18, 2011. CEI merged with and into Castrovilla, Inc. on January 21, 2011, which continued its existence as a wholly-owned California subsidiary of BEEMS.

Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share, or $1,700,000, to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the Company’s 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements, as amended.  The two Castrovilla, Inc. stockholders, John Pink, who continued as President of Castrovilla, Inc., and Adam Sweeney, together with Humitech (the “Stockholders”) could not sell any of the Company Shares for a six-month period beginning on the Effective Date of the Plan of January 1, 2011, and thereafter and ending June 30, 2013, the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”).  The Company contingently guaranteed (the “Guaranty”) to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement and the hereinafter described performance criteria are met.

A number of shares equal in value to fifty percent (50%) of the profits, if any, from the sale of shares above $3.36 per share during the Lock-up Period will be returned to the Company.  Any deficit from sales below $1.68 per share shall be paid (i) 50% in cash, and (ii) the remaining 50% in either cash or shares of Common Stock of the Company (at their then current fair market value, or any combination thereof, at the sole discretion of the party making the payment) provided certain Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) performance criteria are achieved as discussed in the next paragraph.

For the twelve (12) months ended December 31, 2011, the Company’s EBITDA was negative and therefore there is no guarantee in effect for the quarter ending March 31, 2012 and none for the foreseeable future due to the decision to expand Castrovilla’s operations into several new states.  Thereafter, the determination of whether there will be a guaranty in effect is determined as follows:

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is less than the budgeted amount of $722,000 of EBITDA per year for each of the fiscal years ending December 31, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.  All of such calculations will be in accordance with GAAP and derived from the Company’s reviewed financial statements for the first three fiscal quarters of the year and the audited financial statements for the fourth quarter of the year.  If EBITDA is zero or negative, then no Guaranty is in effect for the next quarter and the number of the Company’s Shares which could have been sold during such three-month period will not be covered by a Guaranty in the future.

The targeted EBITDA for the 12-month period from July 1, 2011 to June 30, 2012 is $722,000, or $180,500 per quarter (the quarterly rate of $180,500 is a constant for each quarter through to the end of the Lock-up/Guarantee period).  Therefore, for the 12 months ended December 31, 2011, the targeted EBITDA was $722,000.  The targeted EBITDA for each subsequent 12-month period shall be $722,000, which shall be compared to the actual performance for the most recent 12-month reporting period as illustrated above and multiplied times $1.68 to arrive at the guaranteed share price, if any.  These targeted amounts may be reduced if a majority of the Board of Directors agree on budget changes which require an acceleration of expenses thereby affecting a current year’s budgeted EBITDA.

In addition, under the Plan, the Company paid $50,000 to an unaffiliated third party for an existing obligation of Castrovilla, Inc.  There was no relationship between the Company or its affiliates and any of the other parties, prior to this transaction and with respect to the APA and the Plan.

Castrovilla Products and Services

In 2010 and 2011, Castrovilla’s revenues were generated primarily from sales of parts and equipment for refrigeration and LED Case Lighting, refrigeration service, preventative maintenance, consulting, and on-line sales.  Currently, the only materials that are purchased in large quantities are its gasket materials.  All other inventory including EC motors, Anti-Sweat heaters (ASH) controllers, LED Case Lights and other hardware are kept in low quantities or purchased on an as needed basis.

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

Xnergy Acquisition

On September 7, 2011, Blue Earth, Inc. acquired Xnergy, Inc. (“Xnergy”), a Carlsbad, California based energy services company (the “Xnergy Acquisition”). Xnergy provides a broad range of comprehensive energy solutions including specialized mechanical engineering the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.  Xnergy also provides comprehensive maintenance and service programs, including every aspect of heating, ventilation and air-conditioning (HVAC), mechanical systems for design-build to repair and retrofit services.

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

Xnergy Business Strategy - Energy Efficiency

In order to maximize the effectiveness of any energy efficiency measures, the following steps should be taken:

•

Determine the energy efficiency goals and priorities.  Each company or organization has different priorities with regard to their energy efficiency goals.

•

Reduce energy demand through Commissioning.  A thorough commissioning study will ensure that a building is performing to its design intent and will look at the following:

o

Lighting

o

Mechanical / HVAC systems and controls

o

Refrigeration

o

Equipment (office, process, and manufacturing)

o

Building Envelope (windows, foundation, walls, ceiling roof, and insulation)

o

Electrical Systems

•

Energy audit.  Energy usage, history, and costs may be gathered from the utility company which will be helpful in determining what areas of the facility could improve the most by implementing certain energy efficiency measures.

*  Recommend energy efficiency strategies to attain goals.  Some of these recommendations may be implemented under the second bullet above.  Other energy-saving measures include more efficient equipment, self-generating systems, new controls and variable speed drives.

Alternative Energy Systems / Distributed Generation.

An alternative energy system needs to suit the facility and its owner’s needs.  The following are several systems that Xnergy has a great deal of experience with:

•

Photovoltaics / Solar Power.  This popular method converts the sun’s energy directly into electricity.  PV is a viable method of generating power and more panel manufacturers are constantly increasing the efficiency and effectiveness of their equipment.

•

Fuel Cells. Fuel Cells use hydrogen and oxygen, the molecules that create water, to produce electricity with no pollution. A fuel cell operates like a battery, however a fuel cell does not run or require recharging. It will produce energy in the form of electricity and last as long as fuel is supplied.

•

Gas Turbines.  These are used for distributed generation of electricity.  They are reliable and have minimal maintenance costs, and have control requirements to address air pollutants.

•

Combined Heat & Power (CHP) using Fuel Cells or Other Technologies.  Waste heat from the power generation process is used to create either steam or hot water which can in turn be used for heat for the building.

•

Thermal Energy Storage (TES).In this process ice is made at night during off-peak energy pricing, and stored for use during the day to cool the building when it is occupied.

Energy Procurement / Finance Options / Incentives

Along with the increasing demand for energy resources there are also more and more incentives to implement energy saving strategies for traditional and alternative energy systems.  Along with these incentives there are some creative methods to attain and pay for power:

•

Power Purchase Agreements (PPA’s).This popular method is a long-term agreement to buy power from a source that produces electricity.  Under a standard PPA, the power source assumes the risk of operating and managing the electricity.  This method frees up capital that a company could use elsewhere in its business operations while still maintaining low electricity costs.  Xnergy has established relationships with the financing sources and can find and broker the right deal for the facility.

•

Synthetic Lease Agreements (SLA’s).  This method enables a lessee to obtain equipment  without having the debt on the company balance sheet.  The lessee can still get all the tax benefits (and burdens) of ownership, including the asset depreciation.

•

PV: California Solar Initiative (CSI) Incentive:  For photovoltaic/solar systems, the CSI provides an incentive - based on the system size - for a newly implemented PV system.  Xnergy will help navigate the process and can assist in filling out the application and necessary paperwork needed in order to acquire the incentive.

•

Tax Credits for Alternative Energy Implementation.  The federal government has extended the tax credits to companies upon the implementation of alternative energy systems. This credit can exceed 30%, depending on the tax bracket.

•

Plan of Merger

Pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Plan”), the Company purchased all of the capital stock of Xnergy for a Purchase Price of $15,012,010 (the “Purchase Price”).  The Company issued to the two shareholders of Xnergy, D. Jason Davis and Joseph Patalano (the “Xnergy Stockholders”) an aggregate of 4,500,000 shares of restricted Common Stock, valued at $3.00 per share in the merger agreement.  However, the common shares were subsequently valued at $1.72 per share for accounting purposes based upon the average closing price of the Company's common stock from September 8, 2011 through trading on September 26, 2011.  The shares are subject to a lock-up period whereby 1,000,000 of the shares are eligible for sale beginning one year from the closing date and the remaining 3,500,000 shares are eligible for sale commencing two years from the Closing Date. The Xnergy Stockholders acquired all of the shares of Xnergy owned by a former stockholder of Xnergy, for $2,700,000 under an agreement between the parties. The Company paid the Xnergy stockholders $10.00 and other good and valuable consideration for the right to assume payment to the former stockholder of the unpaid balance of $1,512,010. The Company renegotiated the Note and will continue to make payments to the former stockholder until paid in full.  Payment is collateralized by restricted shares of Blue Earth Common Stock based on a market price formula in the event of default.

The Company simultaneously entered into a Securities Purchase Agreement with Messrs. Davis and Patalano, the members of ecoLegacy LLC, to acquire said company which will continue to serve as a financing vehicle for Xnergy Distributed Energy Projects and is expected to receive recurring revenue from the equity portion of the alternative energy pipeline project described above.  The consideration for the acquisition of ecoLegacy LLC was Blue Earth’s assumption of $143,681 liability for legal services rendered to Xnergy. Hence, for valuation purposes, the proper price/share for accounting purposes is $1.72/share or $7,740,000 for the shares plus the cash component as stated above.

D. Jason Davis, as CEO of Xnergy, and Joseph Patalano as COO of Xnergy, entered into five-year employment agreements with the Company and D. Jason Davis is expected to become a director of the Company.  Their employment agreements include a bonus plan based upon sharing a percentage of earnings above certain minimum thresholds for the three fiscal years ending December 31, 2013.  The Xnergy Stockholders each signed a non-competition and non-solicitation agreement extending until two years after voluntary separation from employment. All Xnergy employees, other then Messrs. Davis and Patalano, shall be eligible to participate in the Company’s employee stock option plan.  Certain key employees, selected by Jason Davis, shall receive a total 66,667 shares issuance based on a formula of years of services and salary and restricted shares of the Company’s Common Stock, which shall not be eligible for sale prior to one-year from the Closing.

Supply Agreement

On October 5, 2011, the Company entered into a “Retail Petroleum/Convenience Store Energy Efficiency Joint Development Agreement (the “JDA”) with General Supply & Services, Inc. (“Gexpro”), of Shelton, Connecticut and G&N Holdings LLC, d/b/a eCORE Technology, of Torrance, California, which was terminated on February 14, 2012, and the Company maintains “at will” relationship with Gexpro.  Under the JDA the parties were to market, implement and provide financing to more than 2,000 independently owned retail petroleum/convenience store sites operating in selected North American markets.

Gexpro and other suppliers will supply equipment, including lighting and motors on an  individual contract-by-contact basis.

Exclusive Private Label And Manufacturing Rights to SwitchGenie Patented Lighting Controls Technology

On May 16, 2011, Blue Earth obtained the exclusive perpetual private label license (the “License”) and manufacturing rights to an innovative and patented lighting controls technology from SwitchGenie LLC and James F. Loughrey.  The purchase price consisted of (i) $100,000 cash; (ii) 150,000 restricted shares of common stock subject to the terms and conditions of a Lock-Up/Leak-Out Agreement; and (iii) a royalty equal to 4% of gross profits from the sale of products utilizing the IP, for a 10 year period, with an initial review of this and other terms, three years from the execution of the License.  Each party has the right to terminate for cause, defined as a breach of any material terms under the License not cured within 60 days after written notice or if bankruptcy proceedings are commenced against the other party.  This technology is based on distributed intelligence that embeds a microprocessor to control the “switch” inside a fluorescent ballast. The microprocessor can now control each individual fluorescent tube in either an “on/off” state using the existing wall switch to send instructions to the “smart ballast” which controls the on/off state of each tube. As important, each fluorescent tube can be optionally controlled by a wireless device, including a computer, which can control a network of lights in any given facility. The energy cost savings realized are immediate and long term.

SwitchGenie has orders to deliver the patented switch ballast that will be exclusively manufactured by Blue Earth Energy Management, Inc. (“BEEM”), a wholly-owned subsidiary of Blue Earth. The switch ballasts manufactured under the Blue Earth exclusive private label will be installed by the Company’s wholly-owned subsidiary, Castrovilla, Inc. (“CI”). CI will also install the switch ballasts sold in California by SwitchGenie.

The patented technology is an innovative, energy saving solution, that is superior to existing fluorescent dimming, for multi-lamp fluorescent fixtures in commercial, public and industrial buildings including office complexes, universities, schools, warehouses, retail stores, shopping centers, malls, sports arenas and military complexes. By simply replacing the ballast in these fixtures with the patented “switch” ballast the end user is able to control fixtures and turn on only the number of lamps necessary for a particular application. Typically, electrical energy savings are greater than 50% and ROI of the entire system is typically less than two years and less than one year with rebates.

There are approximately 90 million ballasts sold in the commercial market each year in the U.S. This exclusive private label and exclusive manufacturing rights to the patented switch ballast technology are expected to fit nicely into the Company’s strategic plan for positioning Blue Earth as a premier company in the multi-billion dollar energy efficiency services sector.

On May 16, 2011, the Company entered into a Consulting Agreement, which was subsequently terminated in January 2012, with Jim Loughrey, a principal of SwitchGenie, to specify and direct all the manufacturing and quality control activities under the perpetual License and specifically to complete 50 partially completed ballasts and manufacture the initial 3,000 or more units as may be ordered under the License. Mr. Loughrey received Warrants to purchase 100,000 shares of Common Stock exercisable for five years at $1.15 per share.  Mr. Loughrey was being compensated at the rate of $10,000 per month until at least 500 ballasts are ready for shipment and then at $7,000 per month until the Consulting Agreement was terminated by the Company in January 2012.

On May 16, 2011, the Company entered into a Consulting Agreement, which was subsequently terminated in January 2012, with Kaye Loughrey, a principal of SwitchGenie, to maintain the records for all manufacturing and quality control activities under the perpetual License to complete the 50 partially complete ballasts and manufacture 3,000 or more ballasts.  She will also oversee and document all UL submittals and transfer rights for the purchase.  Ms. Loughrey received warrants exercisable for five years to purchase 60,000 shares at $1.15 per share.  Ms. Loughrey was being compensated at the rate of $6,000 per month until at least 500 ballasts are ready for shipment and then at the rate of $4,000 per month until the Consulting Agreement was terminated in January 2012.

Rapid Dewatering System (RDS)

On August 31, 2010, pursuant to a Stock Purchase Agreement, the Company sold to various shareholders including its former Chairman and interim CEO, all of the issued and outstanding common stock of Genesis Fluid Solutions, Ltd. (“GFS”) then a wholly-owned subsidiary.  As described under “Certain Relationships and Related Transactions - Discontinued Operations”, in addition to 6,331,050 shares of Common Stock of the Company and approximately 3,011,000 options and warrants returned to the Company by the purchasers of GFS, we received a 6% royalty on all gross revenues derived from dewatering operations and  the sale, lease or licensing arrangements of the Rapid Dewatering System (“RDS”) and/or any of the dewatering boxes of its affiliates until the Company receives $4 million and a royalty of 3% of gross revenues thereafter not to exceed a cumulative royalty of $15 million.

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

We are focusing our efforts in the multi-billion dollar energy efficiency segment of the clean-tech industry.  Energy efficiency companies, sometimes referred to as energy services companies, (ESCO), develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy plants, load management, energy procurement, rate analysis, risk management and billing administration. Energy efficiency companies often offer their products and services through ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime.  According to a 2010 Lawrence Berkeley National Laboratory study, which analyzes the current size of the energy efficiency services sector, sector growth projections to 2011 and market trends for energy efficiency related services, the sector in aggregate will have annual revenues exceeding $7 billion in 2011. The above forecast under the high growth scenario for spending in 2015, in the energy efficiency services sector, is estimated to be $50 billion with ESCO revenues representing twenty-five percent or $12.5 billion.

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

The ACEEE 2011 State Energy Efficiency Scorecard reports that states are demonstrating their growing interest in energy efficiency as a means to bolster their economies. Governors, state legislators, officials and citizens, increasingly recognize energy efficiency - the kilowatt hours and gallons of gasoline saved that we don’t use thanks to improved technologies and practices - as the cheapest, cleanest and quickest energy resource to deploy.

In 2011, energy efficiency continued to build momentum in the states despite the sluggish economic recovery, a partisan political climate and the failure of Congress to develop a comprehensive energy policy. Politicians and citizens are increasingly recognizing that energy efficiency is a key solution to our economic, energy, and environmental challenges. Fully harnessing America’s untapped, abundant energy efficiency resource will not only save consumers and businesses money, but will also unleash technological innovation and new business opportunities that create and sustain jobs. As they have over the past decades, states continue to provide the leadership needed to forge an energy-efficient economy, which reduces energy cost, spurs job growth and benefits the environment. Other key findings include:

•

Earning the #1 ranking, Massachusetts has overtaken California, which had placed atop the rankings the last four years. Central to Massachusetts’ success is the continued implementation on the 2008 Green Communities Act, which laid the foundation for greater investment in energy efficiency programs.

•

This year’s most improved states include Michigan, Illinois, Nebraska, Tennessee, Alabama, and Maryland. Michigan, Illinois and Maryland have significantly increased utility-sector energy efficiency efforts in order to meet energy savings targets established in Energy Efficiency Resource Standards (EERS) passed in 2008.

•

Not far behind Massachusetts and California, a group of states including New York, Vermont, Oregon, Washington, Connecticut, Minnesota and Rhode Island remain in the top ten and continue to lead the nation in energy efficiency policy and program implementation across all economic sectors.

•

Twenty-four states have adopted or have pending Energy Efficiency Resource Standards (EERS) which set long-term, fixed efficiency savings targets, and drives utility sector investments in energy efficiency programs.  States that adopted EERS policies in 2007 and 2008 are realizing significant energy and moving ahead in scorecard rankings.

•

Twenty-nine states have either adopted or have made significant progress toward the adoption of the latest energy saving building codes for homes and commercial properties, up from twenty in 2010 and ten in 2009.

•

A group of leading states remains ahead of the curve in adopting policies to reduce vehicle miles traveled and promote the purchase and manufacture of efficient vehicles. A major gap exists, however, as over half the states have minimal or no policies to encourage efficiency in the transportation sector.

Additional Market Drivers

Castrovilla’s key markets in 2010 and 2011 were third-party utility rebate programs, Keep Your Cool rebate program, restaurant and convenience store maintenance and service, consulting and wholesale and Internet sales.  Castrovilla services the San Francisco Bay Area, California’s Central Valley region, Sacramento and San Diego, California and Spokane, Washington.

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

Castrovilla Sales and Marketing

Castrovilla utilizes direct marketing through seven outside sales representatives, who are compensated with a base salary and commission, and relationships with utility representatives, program representatives and trade organizations to generate new projects.  Castrovilla also maintains the following web sites: www.BARefrigeration.com (on-line commerce capabilities); www.BayAreaRefrigeration.com (redirects to www.BARefrigeration.com); www.KeepYourCool.org and www.blueearthems.com.

Castrovilla Customers

Castrovilla’s key customers in 2009 were the Keep Your Cool utility rebate program, Ecology Action - Right Lights utility program, KEMA and San Francisco Energy Watch and third-party utility rebate programs.  In 2010, the key customers were KEMA, Keep Your Cool, and Ecology Action-Right Lights utility program.  In 2011, the key customers were KEMA, Keep your Cool, Ecology Action - Right Lights Program and PECI - Energy Smart Jobs Program.

U.S. Energy Affiliates Financing Agreement

On December 19, 2011, the Company entered into a Finance Agreement with US Energy Affiliates, Inc. (“USEA”).  USEA is a finance company specializing in financing energy efficiency retrofit upgrades with a successful history of financing small businesses, such as gas stations with convenience stores, small hotels/motels and other small businesses.  Pursuant to the terms of the Finance Agreement.  USEA received 125,000 shares of restricted common stock of the Company, valued at an aggregate amount of $188,750 or $1.51 per share of common stock, the ten-day average closing price at the time of negotiations, in exchange for exclusivity in California through September 30, 2012.  Exclusivity shall automatically be extended by meeting certain agreed upon performance criteria.  USEA will continue to provide financing for the Company’s energy efficiency and alternative energy projects in all market sectors throughout the U.S and Canada even if exclusivity for California ends.  Following the exclusivity term, on a non-exclusive basis, USEA has agreed to finance Company projects throughout the United States and Canada, in all market sectors subject to certain USEA lending criteria.

Xnergy Sales and Marketing

Since Xnergy is a multi-faceted company with more service offerings than most, there are several unique sales and marketing strategies that are used.  These can be both very positive to the business model while being challenging to properly implement.  Here is a summary of our sales approach for our varying capabilities:

ESCO:  Energy Services Company

For Xnergy as ESCO, our sales and marketing approach is to offer customers customized and all-encompassing energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales process for these opportunities can take up to 24 months, with public agency / governmental customers tending to require the longest sales processes. We identify project opportunities through referrals, conferences, warm leads, cold calls and occasionally through requests for proposals. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their facility’s energy strategies.

The Xnergy plan involves decreasing a facility’s energy consumption and demand first through identification of Energy Conservation Measures (ECM’s).  Through our knowledge of the federal, state, local governmental and utility environment, we assess the availability of energy, utility or environmental-based incentives for usage reductions, which helps us optimize the economic benefits of a proposed project for a customer.

After we have identified and implemented these ECM’s, the facility demand has been reduced and now we move on to the self-generation options that would benefit the customer.  We can provide these projects “turn-key” to the customer.  Depending on the particular scenario, we can engineer, install, commission, and maintain the system after it is installed.  We also are able to offer financing options via lease or PPA’s (Power Purchase Agreements).  Through a PPA, we would finance the project, then sell the power to the client at a rate less than and/or more consistent than what they get from the utility.

After the project has been completed our Operations & Maintenance group can service and maintain the equipment that was installed.  This added value helps ensure our clients that Xnergy wants to be a partner for life and will stand by our projects.

General Contractor

Xnergy offers engineering, construction, and construction management services to a variety of industries.  Xnergy has tradesmen that perform the majority of work for most projects.  The trades which are most prevalent for us:

•

Mechanical

•

Pipefitting/plumbing

•

Electrical

•

Framing/drywall

•

Concrete

Our ability to self-perform these trades enables us to keep costs down for our customers by not having the third-party markups adding margin into projects.

Having engineering and construction capabilities “in-house” enables Xnergy to provide complete turn-key projects to our clients.  Having these abilities also makes it a natural fit for us to perform design-build projects, which save our customers money while also enabling the projects to have the minimum number of challenges/issues.

Knowing our strengths and the types of facilities that most benefit from our services allow us to concentrate sales and marketing efforts on industries such as life sciences, semi-conductor, and other high-technology organizations.  We are active participants in associations that involve professionals from these target companies, and use these as networking opportunities to help increase sales leads.

Service:  Operations & Maintenance

Xnergy offers O&M services for HVAC and energy systems.  We offer traditional HVAC services including repairs, retrofits, and preventive maintenance contracts.  These contracts can be year-to-year or multi-year.  We also offer PM agreements which essentially provide the client warranty coverage if any of the components we are maintaining break down.

Commissioning

Our sales and marketing approach for commissioning is similar to our General Construction and Service segments in terms of the target markets.  The Xnergy commissioning group, labeled Benchmarcx, performs energy audits, HVAC testing and balancing, and system start-up for all construction and energy projects.  Benchmarcx is able to target other general and mechanical contractors that do not have the in-house commissioning capabilities so Benchmarcx can market itself to them.  This is done through direct sales and marketing efforts.  In addition to these targets, Benchmarcx also focuses on the end-users directly. These include clients occupying space where commissioning is more critical, such as labs, clean rooms, and manufacturing suites.

Competition

Castrovilla

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

Few contractors in Castrovilla’s market area actually participate in the third-party program process.  The reluctance is attributable to the considerable amount of paperwork required for each project.  Having completed thousands of applications, however, Castrovilla is accustomed to preparing the appropriate documents.  Because of the new comprehensiveness requirement for refrigeration projects, several of the previously participating companies are no longer qualified.  Finally, both the utilities and the third-party administrators have become stricter about contractor participation requirements, which is actively removing unqualified and unscrupulous vendors.  As a contractor who is regularly contacted by the utilities and the third-party program administrators to repair issues left behind by others, Castrovilla’s reputation is among the best.

We intend to compete based on the following:

Comprehensive Service Provider. We offer to our customers expertise in addressing almost all aspects of energy efficiency. Our staff from acquired companies is expected to provide the capability and flexibility to determine what energy efficiency measures are best suited to achieve the customer’s energy efficiency and environmental goals.

Independence. We are an independent company with no affiliation to any equipment manufacturer, utility or fuel company. Unlike affiliated service companies, we have the freedom and flexibility to be objective in selecting particular products and technologies available from different acquisition candidates and suppliers in order to optimize our solutions for customers’ particular needs.

Experienced Management. Our executive officers each has almost 30 years of experience in founding, acquiring and operating publicly held companies in diverse business sectors.

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

•

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

•

States. At the U.S. state level, significant measures to support energy efficiency and renewable energy have been implemented, including as of December 31, 2009, the following:

o

20 states have adopted energy efficiency resource standards, or EERS, and long-term energy savings targets for utilities.

o

29 U.S. states and the District of Columbia have renewable portfolio standards, or RPS, in place, and six states have renewable portfolio goals.

o

14 states have passed legislation enabling a new financing mechanism known as Property Assessed Clean Energy (PACE) Bonds. The bonds provide funds that can be used by commercial and residential property owners to finance efficiency measures and small-scale renewable energy systems.

•

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

Xnergy

The energy services segment for non-residential customers and utility scale projects is highly fragmented and also highly competitive on a local, regional and national basis. Xnergy competes with various types and sizes of companies ranging from local energy and mechanical services providers including Pacific Rim Mechanical and Apex Mechanical and national energy services providers such as Johnson Controls, Inc. and Ameresco. Xnergy has only a few competitors in the Life Sciences portion of its business including Pacific Building Group and DBC Inc. on a local basis and DPR Construction on a regional and national basis. The competitors in the engineering, procurement and construction (EPC)/alternative energy segment of its business include AECOM, Chevron Energy Solutions an a national basis and solar project installers including Borrego Solar, Helio Power and Sullivan Solar among others on a local basis. Also, several Chinese solar panel manufacturers have begun to provide EPC services as part of their vertical market strategy. The competitors for our commissioning business activities include KEMA, Inc. and MBO, Inc.

Xnergy differentiates itself from its competitors in a number of ways, including providing its customers with an in-depth array of turnkey services and energy efficient products. Xnergy is technology neutral and diligently seeks to locate and provide its clients with the most beneficial technology that is currently available. Xnergy is also unique in its capability to install solar, cogeneration, fuel cells, geothermal and wind-powered systems. The majority of its competitors specialize in designing or installing only one of these types of energy systems. Also in contrast to several of its competitors, Xnergy offers complete engineering and energy analysis (energy auditing or retro-commissioning) to ensure its clients are using their existing energy in the most efficient manner prior to designing an alternative energy option. Xnergy also differentiates itself by being fully licensed and self-performing most of the major and critical trades including electrical, piping, HVAC, plumbing and general construction work.  Being vertically integrated with its Service Group allows Xnergy to offer complete after construction O & M services through the life of the energy asset.

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

Intellectual Property

The Company has applied for trademarks for the names eecoStationTM and eecoSmart.TM   GFS has invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies, and incorporate these technologies into the RDS and the services that GFS offers and provides to its customers. GFS holds a patent, which expires in 2021, that covers the European Union, China, South Africa, Eurasia and New Zealand; a patent pending in the United States, which is expected in the next 12 months; and, a number of other patent applications. GFS believes that it holds adequate rights to all intellectual property used in its business and that it does not infringe upon any intellectual property rights held by other parties.

Employees

As of March 21, 2012, Blue Earth, Inc. had three employees, consisting of its two executive officers and one administrative person.  Castrovilla, Inc. had 30 full-time, non-union employees, including its President, John Pink and no part-time employees.  Castrovilla employees include 3 key management, 6 in administration, 11 technicians who perform product installation and field service, 7 engaged in sales and marketing and 3 in shop/gasket manufacturing.  Xnergy had 34 full-time non-union employees, and no part-time employees.  Xnergy employees include 9 key management, including its Chief Executive Officer and Chief Operating Officer, 5 in sales and business development, 3 in service operations and 17 in construction operations. HVAC Controls & Specialties, Inc. had 9 full-time non-union employees and no part-time employees. HVAC employees include 3 key management including its President, 1 in Sales and Marketing and 5 technicians.

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

We completed our initial acquisition as of January 1, 2011 and our second acquisition on September 1, 2011.  Therefore, our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities.  As an early stage company, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

As of December 31, 2011, we had $ 527,108 cash on hand.  In view of our acquisition strategy we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success depends upon our ability to raise additional capital.  We are pursuing sources of additional capital through various means, including joint venture projects and debt or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations accordingly.

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

We are a small company with three full-time employees at the parent level, as of the date of this report.  In addition to prospective employees hired from companies which we may acquire, we will need to expand our employee infrastructure for managerial, operational, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We depend, in part, on government legislation and policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. The U.S. government and several states support potential customers’ investments in energy efficiency and renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with companies like us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue.  Current market conditions have caused various state, local or federal incentive programs which help drive the economics for these projects to be unexpectedly depleted or substantially changed by the administrators.

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

Recent significant declines in the fiscal health of federal, state and local governmental entities may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts.

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

Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, compete for the same business as we do.  Our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to compete with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

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

Acquisitions are a significant part of our growth strategy. We plan to use acquisitions of companies or technologies to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

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

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, or electricity may reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels or international political developments, production and distribution policies of OPEC could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for our solutions. Any of these developments could have a material adverse effect on our business, financial condition and operating results.

Our activities and operations are subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.

We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we will operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our projects. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

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

We have formed subsidiaries to own and operate acquired companies.  These subsidiaries may incur various types of debt.  This debt may be structured as non-recourse debt, which means it is repayable solely from the revenue of the subsidiary and is secured by such subsidiary’s assets, and a pledge of our equity interests in such subsidiary. Although subsidiary debt is typically non-recourse to the Company, if a subsidiary of ours defaults on such obligations, then we may from time to time determine to provide financial support to the subsidiary in order to avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in the subsidiary. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.

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

The Company’s operations may expose it to potential product liability risks that are inherent in the sale of energy efficiency products.  There can be no assurance that product liability claims will not be asserted against the Company.  We plan to have product liability insurance covering sales of any prospective products which we believe will be adequate to cover any product liability exposure we may have.  However, product liability insurance is expensive and we may be unable to obtain sufficient insurance coverage at a reasonable cost to protect us against losses. An individual may bring a product liability claim against us if one of our products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•

liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•

an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•

damage to our reputation and the reputation of our products, resulting in lower sales;

•

regulatory investigations that could require costly recalls or product modifications;

•

litigation costs; and

•

the diversion of management’s attention from managing our business.

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

•

The sale of a product material to our future operations; or

•

Obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

We may be subject to damages resulting from claims that the Company or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Upon completion of any acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors.  Litigation may be necessary to defend against these claims.  Even if we are is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We will need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures.  As a result, we will incur significant legal, accounting and other expenses.  Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

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

Risks Related to this Offering

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The 1,065,000 shares of common stock issued in the 2009 Merger to the former directors and the 6,872,500 shares of common stock issued in our 2009 Private Placement which are currently issued and outstanding, as well as other shares which were prohibited from being sold for a period of 12 months from when the Company lost its former shell status which ended in November, 2010 are all available for resale.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held one year.

Because our directors and officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and officers and/or their affiliates beneficially own or control approximately 28% of the issued and outstanding common stock and a larger percentage on a fully diluted basis. In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

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

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. As of March 5, 2012, we had outstanding and reserved derivative securities, which if fully exercised would issue 34,420,139 shares of Common Stock, consisting of (i) warrants to purchase 3,335,000 shares of our common stock at an exercise price of $2.00 per share; (ii) outstanding Placement Agent warrants to purchase 57,500 shares of our common stock at an exercise price of $1.25 per share; (iii) outstanding options to purchase 587,791 shares of our common stock; (iv) outstanding management Warrants issued on September 1, 2010 to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share, of which 1,000,000 shares are vested and exercisable as of December 31, 2011 and 1,976,000 are currently outstanding (24,000 shares had been issued as of March 21, 2012); (v) outstanding performance warrants issued on March 1, 2011, to purchase 2,000,000 shares of common stock available at $1.25 per share; (vi) outstanding warrants issued on February 24, 2011 to a Board Member under a consulting agreement to purchase 500,000 shares at an exercise price of $1.24 per share; (vii) outstanding warrants to purchase 500,000 shares at $1.74 per share granted on December 21, 2010 to a consultant for investor relations services; (viii) outstanding warrants to purchase 160,000 shares at $1.15 per share granted on May 16, 2011 to two consultants; (ix) 284,100 shares of Series A Convertible Preferred Stock outstanding convertible into 2,841,000 shares of common stock and an additional 15,600 shares of Series A Convertible Preferred Stock reserved for issuance and convertible into 156,000 shares of Common Stock; and (xii) Class A Warrants to purchase 1,420,500 shares of common stock at an exercise price of $3.00 per share outstanding and an additional 58,000 warrants reserved for issuance and exercise for 58,000 shares of Common Stock.  Upon exercise of the aggregate 1,420,500 Class A Warrants, warrant holders will receive 1,420,500 Class B Warrants to purchase 1,420,500 shares of common stock at an exercise price of $6.00 per share.  Upon exercise of the outstanding Class B Warrants, warrant holders will receive 1,420,500 Class C Warrants to purchase 1,420,500 shares of common stock at an exercise price of $12.00 per share, all of which were issued and are issuable in our 2011 Preferred Stock Offering.  In addition, upon the effective date of this report, the Company will promptly distribute Class A Warrants to all shareholders of record on December 31, 2010 to purchase 5,927,616 shares of Common Stock and 5,927,616 Class B Warrants to purchase 5,927,616 shares of Common Stock and Class C Warrants to purchase 5,927,616 shares of Common Stock.  All of the Class A, B and C Warrants will be registered for resale.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Possible redemption of warrants.

The Company, at its option, may call the 3,335,000, 2009 Private Placement Warrants on ten (10) trading days prior to the notice, if the price of the Common Stock trades at $6.00 or greater per share (subject to adjustment) for a period of 20 consecutive trading days ending within five (5) trading days prior to the date on which the notice of redemption is given and the Registration Statement for the underlying shares is declared effective.  In addition, the Company may redeem each of 7,024,616 Class A, B and C Warrants at $.001 per warrant on 20 days’ prior written notice.  However, the Company shall have the option, without further compensation to the holder other than the payment of the redemption price per warrant, to cause any or all of the warrants which were not properly exercised on or before the redemption date to be assigned to one or more third parties (each, a “Standby Purchaser”), effectively immediately upon the redemption date, for the consideration equal to $.001 per non-exercised warrant payable to the Company, and (c) each Standby Purchaser shall have the right to exercise the non-exercised warrants so assigned to such Standby Purchaser through the tenth business day following the redemption date.  Redemption of the warrants could force the holders to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the redemption price, which is substantially less than the market value of the warrants at the time of redemption.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  On September 28, 2011, the board of directors had authorized the issuance of up to 300,000 shares of Series A Preferred Stock convertible on a ten for one basis into common stock and 284,400 shares of Series A Preferred Stock were issued and outstanding as of March 5, 2012. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

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

•

authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•

prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•

advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 2. Properties

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

Xnergy’s executive offices are located at 2721 Loker Avenue, West Carlsbad, CA 92010.  The Company entered into a Lease Agreement (the “Lease”), dated as of January 1, 2012, with CJ3 LLC, a California limited liability company owned by Xnergy’s former founding shareholder.  It is for a six year term, at a current aggregate annual rental payment for the Lease equal to $234,000 and for the term of the lease $1,404,000.    See “Legal Proceedings” below.

Item 3.  Legal Proceedings

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

In June 2010, D. Jason Davis and Joseph Patalano, Xnergy’s management, commenced a lawsuit in the Superior Court of the State of California for the County of San Diego (Case No. 37-2010-00066050-CU-CO-EC) against Jeff Gosselin, a co-founder and former shareholder of Xnergy (the “Action”).

On December 28, 2011, the Company entered into a Capital Stock Purchase and Lease Agreement with D. Jason Davis, Joseph Patalano, Jeff Gosselin, CJ3 LLC, a California limited liability company (“CJ3”), Xnergy, Inc. and Cheryl Gosselin, the material terms of which are as follows:

•

The Company settled all disputes in connection with the Action between Xnergy and Jeffrey Gosselin.

•

All unresolved issues involve the other parties and they have agreed to submit to arbitration disputes arising from a 2008 agreement by and among Gosselin, Xnergy, Davis and Patalano.

•

The Company agreed to purchase Gosselin’s shares of common stock of Xnergy previously contracted to purchase by Davis and Patalano.  The Company had previously made payments in the amount of $193,823.84 in connection with this obligation.

•

The remaining balance of the purchase of Xnergy common stock from Gosselin is being paid pursuant to a promissory note issued by the Company to Gosselin, dated as of November 5, 2011, in the principal amount of $1,357,358.41 (the “Note”).  The Note accrues interest at 7.75% per annum and is payable in monthly installments of $48,455.96 until the principal and interest are paid in full.  The Note is secured by shares of common stock of the Company, the amount of which will be equal to the average closing price of the Company’s common stock for the ten trading days prior to the date of any default by the Company.

•

The parties agreed to mutually indemnify and hold harmless the other parties, on the one hand for Gosselin, from any claims arising from the Company’s operations, and on the other hand for the Company, from any and all claims arising from Gosselin’s action or inactions related to the Agreement.

In December of 2011, the Company was served with a third party complaint to bring the Company into a vendor lawsuit between Genesis, the private company formerly a subsidiary of the Company, and Eagle North America, Inc., also known as Press Rentals. Press Rentals and Genesis have a lawsuit involving the payment of about $55,000 in rental charges, with an additional $108,000 for legal fees. Genesis has brought the Company into the lawsuit, alleging that the Company has an obligation due to its prior subsidiary status. The Company has retained counsel and filed for dismissal.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol BBLU.OB since October 29, 2010.  Prior thereto, from November 23, 2009 through October 28, 2010, it was quoted under the symbol GSFL.OB.  Prior to November 23, 2009, there was no active market for our common stock. As of November 23, 2011, there were 97 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Year Ending December 31, 2011
January 1, 2012 through February 29, 2012	$1.50	$1.01
Year Ended December 31, 2011
October 1, 2011 through December 31, 2011	$2.50	$0.81
July 1, 2011 through September 30, 2011	$1.95	$0.81
April 1, 2011 through June 30, 2011	$1.45	$0.86
January 1, 2011 through March 31, 2011	$2.10	$1.10
Year Ended December 31, 2010
October 1, 2010 through December 31, 2010	$2.50	$0.40
July 1, 2010 through September 30, 2010	$2.50	$0.21
April 1, 2010 through June 30, 2010	$3.65	$1.02
January 1, 2010 through March 31, 2010	$5.85	$2.60

The last reported sales price of our common stock on the OTC Bulletin Board on April 12, 2012 was $1.40 per share.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.  The record date for the distribution of one Class A Warrant for every two shares held of record by each shareholder on such date as a result of the spin-off of Genesis Fluid Solutions.  While this warrant distribution is similar to a dividend as no investment decision is necessary on the part of stockholders, it is not a dividend.

Issuer Purchases

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors”.

New Accounting Pronouncements

See Note 2 to our audited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Company Overview

Blue Earth, Inc. is engaged in the clean tech industry in general with a focus on the rapidly growing, multi-billion dollar energy efficiency and renewable energy market sectors.  Our industry classifications are as follows: Sector - Services; Industry-Diversified Services; and Sub-industry-Management Services.

Our primary focus is acquiring companies and innovative technologies that serve the multi billion dollar energy efficiency services and renewable energy market sectors. The targeted companies provide a variety of energy services that enable customers to reduce energy consumption, lower their generating capacity and maintenance costs and realize environmental benefits. The targeted technologies typically include various measures designed for a specific customer or facility in our target market of small commercial businesses and residences to improve the efficiency of building systems, such as refrigeration, lighting and heating, ventilation and air conditioning.

Effective January 1, 2011, Blue Earth acquired Castrovilla, Inc. based in Mountain View California which manufactures, sells and installs commercial refrigeration and freezer gaskets and sells and installs motors and controls to approximately 5,400 small commercial businesses.

On May 16, 2011, Blue Earth obtained the exclusive private label license (the “License”) and manufacturing rights to an innovative and patented lighting controls technology from SwitchGenie LLC and James F. Loughrey.

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

Twelve Months Ended December 31, 2011 Compared with Twelve months Ended December 31, 2010

We acquired Castrovilla, Inc. effective January 1, 2011 and Xnergy, Inc. effective September 7, 2011. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We have also provided pro forma numbers as though the acquisitions were effective January 1, 2010 so that the numbers are comparable.

Revenues

We recognized $5,315,664 revenue for the twelve months ended December 31 2011, as compared to $-0- for the twelve months ended December 31, 2010 from continuing operations. Revenue represents sales from our, wholly-owned subsidiary Castrovilla, Inc. whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales and from the Company’s wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. Castrovilla’s sales ($3,858,020) for the twelve months accounted for 72.6% of total revenues, while Xnergy’s sales accounted for 27.4% ($1,457,644) for the four month period owned by the Company. Xnergy’s  sales include those of its subsidiary HVAC Controls & Specialities, Inc.

Pro Forma Revenues

We recognized $8,682,109 revenue for the twelve months ended December 31 2011, as compared to $22,398,761 for the twelve months ended December 31, 2010 from continuing operations. Revenue  represents sales from the Company’s wholly-owned subsidiaries Castrovilla, Inc. and Xnergy, Inc. Castrovilla’s sales for the twelve months increased by 12%, (from $3,433,145) while Xnergy’s sales declined to $4,824,089 or 75% (from $18,965,616) for the twelve month period.

The decline in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of approximately $585 million in order to attempt to develop a recurring revenue business model. If management is able to secure project finance, Xnergy’s revenues in 2012 should exceed 2010 revenues.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2011 were $2,838,277, compared to $-0-, for the twelve months ended December 31, 2010, resulting in a gross profit of $2,477,387, or 46.6% of revenues. Castrovilla’s gross margin was, $2,264,721, or 58.7% of revenues while Xnergy’s gross margin was $212,666, or 14.4%.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2011 were $4,999,550, compared to $6,530,059 for the twelve months ended December 31, 2010, resulting in a gross profit of $3,682,559, or 42.4% of revenues. Castrovilla’s gross margin was $2,264,721, or 58.7% of revenues while Xnergy’s gross margin was $1,417,838, or 29.3%.  Castrovilla’s new products have higher gross margins than they had in 2010. Xnergy was unable to finance projects in 2011 prior to acquisition by the Company, resulting in a reduction of sales and the related cost of sales.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $14,434,071 for the twelve months ended December 31, 2011 as compared to $2,202,320 for the twelve months ended December 31, 2010, an increase of $12,231,751 or 555%.  Approximately $2,833,569 of the total expenses for the twelve months ended December 31, 2011 were from the operations of Castrovilla and $1,165,584 were from Xnergy with the balance $10,434,918 from the administrative expenses of Blue Earth. All of the operating expenses in 2010 were the administrative costs of Blue Earth.

Pro Forma General and Administrative Expenses

General and administrative expenses were $16,988,629 for the twelve months ended December 31, 2011 as compared to $9,898,260 for the twelve months ended December 31, 2010, an increase of $7,090,369 due to the administrative costs of Blue Earth.  Approximately $2,833,569 of the total expenses for the twelve months ended December 31, 2011 were from the operations of Castrovilla and $3,752,001 were from Xnergy with the balance $10,403,059 from the administrative expenses of Blue Earth, Inc. The administrative costs of Blue Earth include $1,100,798 from the amortization of intangible assets acquired with Castrovilla and Xnergy and $9,019,662 for the value of common stock and stock purchase options and warrants.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2011 was $14,108,343, a $11,335,755 or 422%, increase over the $2,683,231 for the twelve months ended December 31, 2010. This translates to a loss per share of $0.93 in 2011 compared to $0.18 in 2010. We also had a loss of $0.06 per share from discontinued operations in 2010.

Pro Forma Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2011 was $15,584,487, a $11,697,932 or 301% increase over the $3,886,555 for the twelve months ended December 31, 2010. This translates to a loss per share of $1.03 in 2011 compared to $0.26 in 2010. We also had a loss of $0.06 per share from discontinued operations in 2010.

Liquidity and Capital Resources as of December 31, 2011

Net cash used in continuing operations during the twelve months ended December 31, 2011 (“Fiscal 2011”) totaled $4,146,079 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $14,108,343, the Company incurred an increase in the warrant derivative liability of $749,166 an increase in inventory of $347,174 and a decrease in accounts payable and accrued expenses of $391,958 that was partially offset by common stock, options and warrants issued for services expensed at $1,201,602 and $7,809,893, respectively, and $1,209,769 of depreciation and amortization expense.

Net cash used in continuing operating activities during the twelve months ended December 31, 2010 (“Fiscal 2010”) totaled $1,354,056 and resulted primarily from the net loss of $3,587,553 incurred while exploring the acquisition of business acquisitions.

Net cash used in investing activities during Fiscal 2011 totaled $1,420,752 and resulted from the purchase of Xnergy and Castrovilla, $100,000 for the purchase of the SwitchGenie license and $135,360 for the purchases of property and equipment.

Net cash used in investing activities during Fiscal 2010 totaled $11,021 and resulted from the purchase of property and equipment and net cash used in discontinued investing activities was $24,418.

Net cash provided by financing activities during Fiscal 2011 totaled $2,193,843 and resulted from $2,000,000 of proceeds from the sale of preferred stock, $1,800,978 of cash in the new subsidiaries offset, in part, by payments on notes payable of $1,629,231.

Net cash provided by financing activities during Fiscal 2010 totaled $499,999 and resulted from the sale of our shares of common stock to one investor.

At December 31, 2011, we had a working capital deficit of $3,491,395 including $527,108 in cash and cash equivalents.  At December 31, 2010, we had working capital of $2,612,637 including $3,900,096 in cash and cash equivalents.  The decrease in working capital was the result of the assumption of the negative working capital of Xnergy.

We had no revenue generating activities in Fiscal 2010, from continuing operations.  Revenues from Castrovilla commenced on January 1, 2011 and from Xnergy on September 1, 2011.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan.  From September 2011 through December 31, 2011, we completed a private placement of Preferred Stock and warrants of $2,000,000 and an additional $841,000 through March 5, 2012. We do not have any significant lines of credit or borrowing facilities to meet our cash needs.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond the next 12 months.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the twelve months ended December 31, 2011.

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

Use of Estimates

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8: Financial Statements

The Audited Financial Statements of the Company for the Fiscal Years Ended December 31, 2010 and 2011 are included starting on following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blue Earth Inc.

We have audited the accompanying consolidated balance sheet of Blue Earth Inc. and Subsidiaries (the “Company” as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2011. The financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’S LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

April 10, 2012

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2011	2010

CURRENT ASSETS
Cash	$527,108	$3,900,096
Accounts receivable, net	945,815	-
Inventory, net	473,451	-
Prepaid expenses	564,427	38,039

Total Current Assets	2,510,801	3,938,135

PROPERTY AND EQUIPMENT, net	850,751	10,932

OTHER ASSETS
Deposits	17,930	3,000
Contracts and franchise, net	10,846,590	-

Total Other Assets	10,864,520	3,000

TOTAL ASSETS	$14,226,072	$3,952,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,840,909	$37,339
Current portion of notes payable	533,701	-
Related party payables	384,369	-
Billings in excess of revenues	645,424	-
Taxes payable	230,295	-
Payroll payable	276,018	-
Preferred dividends payable	54,155	-
Warrant derivative liability	2,037,325	1,288,159

Total Current Liabilities	6,002,196	1,325,498

LONG TERM LIABILITIES

Long term portion of notes payable	979,338	-

Total Liabilities	6,981,534	1,325,498

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 200,000 and zero
shares issued and outstanding, respectively	200	-
Common stock; 100,000,000 shares authorized
at $0.001 par value, 18,703,182 and 11,855,232
shares issued and outstanding, respectively	18,703	11,855
Additional paid-in capital	33,771,622	12,420,166
Stock subscription receivable	(2,632,192)	-
Accumulated deficit	(23,913,795)	(9,805,452)

Total Stockholders' Equity	7,244,538	2,626,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,226,072	$3,952,067

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2011	2010

REVENUES	$5,315,664	$-
COST OF SALES	2,838,277	-
GROSS PROFIT	2,477,387	-

OPERATNG EXPENSES
Depreciation and amortization	1,209,769	-
General and administrative	14,434,071	2,202,320

Total Operating Expenses	15,643,840	2,202,320

LOSS FROM OPERATIONS	(13,166,453)	(2,202,320)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(749,166)	(483,441)
Interest income	957	15,311
Interest expense	(49,324)	-
Liquidated damages expense	(55,000)	-

TOTAL OTHER INCOME (EXPENSE)	(852,533)	(468,130)

LOSS BEFORE INCOME TAXES	(14,018,986)	(2,670,450)

INCOME TAX EXPENSE	-	(12,781)

LOSS FROM CONTINUING OPERATIONS	(14,018,986)	(2,683,231)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	66,292
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(970,614)

NET LOSS	$(14,018,986)	$(3,587,553)

PREFERRED DIVIDENDS	(89,357)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,108,343)	$(3,587,553)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.93)	$(0.18)
Discontinued Operations	-	(0.06)

Net Loss	$(0.93)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,109,401	15,201,303

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2009	-	$-	17,668,500	$17,669	$10,152,118	$-	$(6,217,899)	$3,951,888

Common shares issued for consulting services	-	-	83,000	83	41,417	-	-	41,500

Liability paid on behalf of the Company
by a shareholder	-	-	-	-	8,467	-	-	8,467

Common shares cancelled in
sale of subsidiary	-	-	(6,331,050)	(6,331)	6,331	-	-	-

Stock option and warrant expense	-	-	-	-	1,575,768	-	-	1,575,768

Stock warrant liability contributed
by shareholders	-	-	-	-	136,500	-	-	136,500

Common shares issued for cash	-	-	434,782	434	499,565	-	-	499,999

Net loss for the year ended
December 31, 2010	-	-	-	-	-	-	(3,587,553)	(3,587,553)

Balance, December 31, 2010	-	-	11,855,232	11,855	12,420,166	-	(9,805,452)	2,626,569

Common stock issued for options cancellation	-	-	72,813	73	95,712	-	-	95,785

Common stock issued for license	-	-	150,000	150	176,850	-	-	177,000

Common stock issued for acquisition of subsidiaries	-	-	5,779,762	5,780	10,164,229	(2,632,192)	-	7,537,817

Common stock issued for consulting services	-	-	743,903	744	972,406	-	-	973,150

Common stock issued for employee incentives	-	-	66,667	66	114,601	-	-	114,667

Common stock issued for exercise of options	-	-	34,805	35	17,965	-	-	18,000

Stock option and warrant expense	-	-	-	-	7,809,893	-	-	7,809,893

Preferred shares and warrants issued for cash	200,000	200	-	-	1,999,800	-	-	2,000,000

Net loss for the year ended
December 31, 2011	-	-	-	-	-	-	(14,108,343)	(14,108,343)

Balance, December 31, 2011	200,000	$200	18,703,182	$18,703	$33,771,622	$(2,632,192)	$(23,913,795)	$7,244,538

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss from continuing operations	$(14,108,343)	$(2,683,231)
Loss from discontinued operations	-	(904,322)
Net loss	(14,108,343)	(3,587,553)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option and stock warrants issued for services	7,809,893	1,617,268
Warrant derivative liability	749,166	483,441
Stock issued for services	1,201,602	-
Depreciation and amortization	1,209,769	89
Changes in operating assets and liabilities:
Accounts receivable	32,800	-
Inventory	(347,174)	-
Prepaid expenses and deposits	(355,989)	(41,039)
Accrued dividends payable	54,155	-
Accounts payable and accrued expenses	(391,958)	173,738

Net Cash Used in Continuing Operating Activities	(4,146,079)	(1,354,056)
Net Cash Provided by (Used in) Discontinued Operating Activities	-	81,382

INVESTING ACTIVITIES
Acquisition of subsidiaries	(1,185,392)	-
Purchase of license	(100,000)	-
Purchase of property and equipment	(135,360)	(11,021)

Net Cash Used in Investing Activities	(1,420,752)	(11,021)
Net Cash Used in Discontinued Investing Activities	-	(24,418)

FINANCING ACTIVITIES
Proceeds from related party loans	22,096	-
Proceeds from preferred stock	2,000,000	-
Acquisition of subsidiary	1,800,978	-
Repayment of notes payable	(1,629,231)	-
Proceeds from common stock and warrants, net of offering costs in 2009	-	499,999

Net Cash Provided by Financing Activities	2,193,843	499,999
Net Cash Provided by (Used in) Discontinued Financing Activities	-	(50,642)

Effect of exchange rate changes on cash	-	-

NET INCREASE (DECREASE) IN CASH	(3,372,988)	(858,756)
CASH AT BEGINNING OF YEAR	3,900,096	4,758,852

CASH AT END OF YEAR (Includes $115,060 of cash
included in net assets of discontinued operations in 2009)	$527,108	$3,900,096

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$49,324	$-
Income taxes	-	12,781

NON CASH FINANCING ACTIVITIES:
Liability paid on behalf of the Company by a shareholder	$-	$8,467
Reclassification of warrant derivative liability to (from) additional paid-in capital	-	136,500
Common stock issued for acquisition of subsidiary	7,537,817	-
Common stock issued for license	177,000	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Note 1. Description of Business

Blue Earth, Inc.  and subsidiaries (the “Company”), a Nevada corporation headquartered in Henderson, Nevada, is a provider of energy efficiency and renewable energy solutions for facilities primarily located in west coast states. The primary focus is acquiring companies and innovative technologies that enable customers to reduce their energy consumption, lower their generating capacity and maintenance costs and realize environmental benefits. The Company’s comprehensive set of energy services serves the small commercial, industrial and utility markets.

On August 31, 2010, the Company sold all of the issued and outstanding common stock of Genesis Fluid Solutions, its wholly owned subsidiary. The operating results of this former subsidiary have been reported as discontinued operations in the accompanying consolidated financial statements. See Note 13.

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

Principles of Consolidation

The consolidated financial statements for 2010 reflect the financial position and operations of the Company and its wholly- owned subsidiary, Blue Earth Tech, Inc.  For the year ended December 31, 2011, the consolidated financial statements included the accounts of Blue Earth Tech, Inc, Castrovilla, Inc., (Castrovilla) and Blue Earth Energy Management, Inc. The 2011 consolidated financial statements also include the accounts of HVAC Controls and Specialties, Inc. (HVAC), Ecolegacy, LLC (Eco) and Xnergy, Inc. (Xnergy) from September 1, 2011.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2011 and 2010.

Accounts Receivable

The Company records accounts receivable related to its construction contracts based on billings or on amounts due under the contractual terms. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for bad doubtful accounts was $193,218 and $-0- as of December 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Depreciation Term
Computer and office equipment	3-5 years
Equipment and tools	5-10 years
Vehicles	5 years

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In  connection with the purchases of Castrovilla. and Xnergy. the Company has recorded $11,595,475 as the value of customer contracts and franchises. The Company also paid $277,000 for a license to energy conservation technology. These amounts are being amortized over the estimated life of 5 years. The Company recorded amortization expense of $1,114,648 during the year ended December 31, 2011. Annual amortization expense will be $2,386,708 through 2016.

Long-Lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC Topic 360, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred. Advertising costs aggregated $300,927 and $46,590 for the years ended December 31, 2011 and 2010, respectively.

Reclassifications

Certain amounts in the accompanying 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  All 2010 amounts in the Statement of Operations relating to the sold subsidiary, Genesis Ltd. have been reclassified to Loss from Discontinued Operations (See Note 10).

Reserve for Warranty

The Company has accrued a reserve for the estimated cost of completing warranted services. The reserve is $25,241 and $-0- as of December 31, 2011 and 2010, respectively.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2011, the tax years 2008 through 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

The Company adopted the provisions of ASC Topic 740-10-25-09, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC Topic 740. Topic 740-10-25-09 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible preferred stock or other common stock equivalents. Options to purchase 607,791 and 298,500 common shares and warrants to purchase 15,531,116 and 11,870,116 common shares were outstanding at December 31, 2011 and 2010, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic No. 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.

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

Comprehensive Income

The Company has no items of other comprehensive income as of December 31, 2011 and 2010.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $14,230 and $-0- for the years ended December 31, 2011 and 2010, respectively.  The 2010 expense has been included in Loss from discontinued operations.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or its financial statements.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of December 31, 2011 and 2010 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $473,451 and $-0-, respectively. The Company does not have any work in progress.

Prepaid Expenses

The components of the Company’s prepaid expenses are as follows:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Consulting fees (term 1-9 months)	$464,214	$13,727
Royalties ( term as earned per contract)	68,213	--
Insurance (term 11 months)	29,000	24,312
Rent (term 1 month)	3,000	--
Total prepaid expenses	$564,427	$38,039

Technology License

On May 16, 2011, the Company purchased a license to energy conservation technology known as “SwitchGenie”. The purchase price was $100,000 and 150,000 shares of the Company’s common stock valued at $1.18 per share, which was the market price on the transaction closing date. The license also requires the Company to pay a royalty based upon SwitchGenie sales. The Company has prepaid $68,213 in royalties against the license as of December 31, 2011 which is included in prepaid expenses. The Company is amortizing the cost of the license over the expected life of 5 years and has recorded $36,933 of amortization expense during the year ended December 31, 2011. Future annual amortization expense will be $55,400.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Note 3 - Property and Equipment

The major classes of assets as of December 31, are as follows:

	2011	2010
Office and computer equipment	$414,820	$11,021
Manufacturing and installation equipment	260,624	--
Leasehold improvements	759,304	--
Vehicles	360,210	--
Sub Total	1,794,958	--
Accumulated Depreciation	(944,207)	(89)
Net	$850,751	$10,932

Depreciation expense was $108,970 and $89, for the years ended December 31, 2011 and 2010, respectively. Approximately $360,210 of the Company’s property and equipment serves as security against its long-term debt.

Note 4. Fair Value of Financial Instruments

The Company follows the provisions of ASC 820 for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2011 and 2010:

	Total Carrying
	Value at	Fair Value Measurements at December 31, 2011
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$2,037,325	$-	$-	$2,037,325

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Total
Carrying
	Value at	Fair Value Measurements at
	December 31,	December 31, 2010
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:	$-	$-	$-	$-
Patents	-	-	-	-
Patents pending	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:	-	-	-	-
Warrant derivative liability	$1,288,159	$-	$-	$1,288,159

The following is a summary of activity of Level 3 assets for the year ended December 31, 2011:

Balance at December 31, 2010	$-
Distributorship and license costs	11,872,475
Amortization expense	(1,114,648)
Impairment loss recognized	-

Balance at December 31, 2011	$10,757,827

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2011 and 2010:

Balance at December 31, 2009	$804,718
Change in fair value 2010	483,441
Balance at December 31, 2010	1,288,159
Change in fair value 2011	749,166
Balance at December 31, 2011	$2,037,325

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2011 and 2010:

Assumptions	December 31, 2011	December 31, 2010
Expected term (years)	1.8 - 9.7	1.0 -2.0
Expected volatility	152%	214.0%
Risk-free interest rate	0.71% -4.13%	.42% - .47%
Dividend yield	0.00%	0.00%

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

There were no changes in the valuation techniques during the years ended December 31, 2011 and December 31, 2010. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Note 5. Commitments and Contingencies

On March 1, 2011, the Board of Directors of the Company amended the employment agreements of Dr. Johnny R. Thomas and John C. Francis.  Each of their employment agreements dated September 1, 2010 were amended effective February 1, 2011, to increase their annual salaries by $75,000.  Johnny R. Thomas’s salary increased from $99,000 to $174,000 and John Francis’s salary from $75,000 to $150,000.

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. Mr. Thomas and Mr. Francis also have the right  to vest the warrants by exercising the warrants accordingly the value of the warrants has been expensed in the financial statements.

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

Legal Matters

In December of 2011, the Company was served with a third party complaint to bring the Company into a vendor lawsuit between Genesis, the private company formerly a subsidiary of the Company, and Eagle North America, Inc., also known as Press Rentals. Press Rentals and Genesis have a lawsuit involving the payment of about $55,000 in rental charges, with an extra $108,000 for legal fees. Genesis has brought the Company into the lawsuit, alleging that the Company has an obligation due to the prior subsidiary status. The Company has retained counsel and filed for dismissal.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Operating Leases

The Company leases several vehicles from unrelated parties under non cancellable operating leases. The leases are typically four years. As of December 31, 2011, future minimum lease payments are as follows:

Year	Amount
2012	$27,942
2013	17,534
2014	771
2015	-
2016	-
Thereafter	-
Total	$46,247

Note 6. Stockholders’ Equity

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

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock having a par value of $0.001 per share.

During 2011 the Company issued 200,000 shares of its Series A preferred stock at $10 per share for proceeds of $2,000,000. Each share of Series A preferred stock is convertible to 10 shares of common stock upon the Company’s common stock trading at $2.25 per share for 60 consecutive days. The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock. The Company has accrued a dividend of $54,155 on the preferred stock as of December 31, 2011.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The Warrants are substantially the same as the funding warrants authorized for all shareholders of record as of December 31, 2010. Upon the exercise of a Class A Warrant for the $3.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of Common Stock at $6.00 per share, subject to redemption and/or temporary reduction by the Company. The Class B Warrant shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.m. (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class B Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provided, however, if such date is not a Business Day, then on the Business Day immediately following such date. The Company determined the value of the Class A Warrants to be $1,087,881 using the Black-Scholes model. The Company allocated $497,792 of the $2,000,000 proceeds received from  the Preferred Stock to the Class A Warrant and is amortizing the remaining $497,792 as a dividend expense over the 4 year term of the Warrants. The Company recognized $35,202 of additional dividend expense due to the Class A Warrants during the year ended December 31, 2011.

Upon the exercise of the Class B Warrant for the $6.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class C Common Stock Purchase Warrant (“Class C Warrant”) to purchase one share of Common Stock at $12.00 per share, subject to redemption and/or temporary reduction by the Company. The Class C Warrant shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.m. (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class C Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provided, however, if such date is not a Business Day, then on the Business Day immediately following such date. The Company will determine the value of the Class B Warrant when the Class A Warrants are exercised and the value of the Class C Warrant when the Class B Warrants are exercised.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock having a par value of $0.001 per share, of which 18,703,182 and  11,855,232 shares were issued and outstanding at December 31, 2011 and 2010, respectively.

On December 31, 2010, 434,782 shares of the Company’s stock were issued for cash of $499,999 in a private placement. On August 7, 2010, 6,331,050 common shares were cancelled upon sale of the subsidiary Genesis Fluid Solutions. On March 19, 2010, the Company issued 83,000 common shares to a consultant for services valued at $41,500. On December 14, 2011 the Company issued 125,000 shares to a consultant for services valued at $1.51 per share. On December 5, 2011 the Company issued 89,368 shares to consultants for services valued at $1.26 per share. On December 1, 2011 the Company issued 6,000 shares of its common stock under an outstanding warrant to an executive officer for accrued compensation valued at $1.00 per share.  On October 4, 2011 the Company issued 16,805 shares upon the cashless exercise of warrants at $1.25 and 79,535 shares to consultants valued at $1.72 per share. On September 29, 2011 the Company issued 12,000 shares of its common stock to an executive officer for accrued compensation valued at $1.00 per share. On September 7, 2011 the Company issued 66,667 shares of common stock to certain key employees of Xnergy, Inc. valued at $1.72 per share and 4,500,000 shares for the acquisition of its subsidiary, as described in Note 12. On July 13, 2011 the Company issued 100,000 shares of common stock for investment advisory services valued at $1.09 per share. On May 16, 2011 the Company issued 150,000 shares for a license to certain light switching technology and paid $100,000 cash. The shares were valued at $1.18 per share. On May 24, 2011 the Company issued 100,000 shares to an investment banking firm for services valued at $1.16 per share. On March 21, 2011 the Company issued 72,813 shares, valued at $95,784, for the cancellation of 238,500 previously issued options. On February 24, 2011 the Company issued 100,000 shares, valued at $1.24 for director’s fees.  One half of the shares vested immediately, the remainder vest one year from issuance. On February 21, 2011 the Company issued 150,000 shares valued at $1.18 for compensation.  On January 1, 2011 the Company issued 1,279,762 shares for the acquisition of its subsidiary, as described in Note 12.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Incentive Stock Option and Warrant Grants to Employees and Directors

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

On October 30, 2009, the Company issued, pursuant to the 2009 Plan, ten-year options to purchase 1,972,000 shares in the Company in exchange for the return of 1,972,000 shares of common stock (see above). On October 30, 2009, the Company granted, pursuant to the 2009 Plan, ten-year stock options to purchase 1,250,000 common shares of the Company, of which (i) 580,000 are exercisable immediately at $0.90 per share, (ii) 70,000 are exercisable on April 30, 2010 at $0.99 per share, and (iii) 600,000 vest based on performance milestones, as stipulated in the option, and are exercisable at $1.00 per share. None of these options are currently outstanding.

On June 12, 2010 the Company issued options to purchase 10,000 shares of the Company’s common stock to a consultant.  The options are exercisable at a strike price of $1.00.  The options expire ten years from the date of issuance. On September 1, 2010 the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to two officers of the Company.  The warrants are exercisable at a strike price of $1.00.  The warrants expire ten years from the date of issuance.  On the date of issuance, 200,000 of the warrants vested.  On October 31, 2010, an additional 300,000 warrants vested.  On September 1, 2011, 500,000 additional warrants vested.

On December 14, 2010 the Company issued options to purchase 30,000 shares of the Company’s common stock to two consultants.  The options are exercisable at a strike price of $1.70.  The options expire ten years from the date of issuance. On December 27, 2010 the Company issued warrants to purchase 500,000 shares of the Company’s common stock to a consultant.  The warrants are exercisable at a strike price of $1.74.  The warrants expire two years from the date of issuance.

On December 7, 2010 the Company declared a distribution to all shareholders of record on December 31, 2010.  Each shareholder is entitled to receive upon the effective date of a registration statement with the SEC one Class A warrant to purchase one share of common stock at an exercise price of $3.00 and one Class B warrant to purchase one share of common stock at an exercise price of $6.00 per share and one Class C warrant to purchase one share of common stock at an exercise price of $12.00 per share.  All of which expire ten years after issuance. Due to the fact that the Company has an accumulated deficit, the distribution was accounted for as a return of capital and recorded as a reduction to additional-paid in capital.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

On January 1, 2011, the Company granted 97,791 options to employees of Castrovilla at $1.68 per share. The Company will recognize $107,699 in expense over the term of the options. On October 4, 2011 the Company issued 450,000 options to the President of Castrovilla at $1.72 per share:  150,000 vesting immediately, 150,000 to vest upon the billing of 500 petroleum sites and 150,000 to vest upon the billing of 1,000 additional petroleum sites. The Company will recognize $145,331 in expense over the term of the options.

As of December 31, 2011, 3,934,209 shares were remaining under the 2009 Plan for future issuance.

Incentive Stock Option and Warrant Grants to Employees and Directors

On March 1, 2011 the Company issued 2,000,000 warrants to its executive officers pursuant to their employment contracts as outlined in Note 5 which are deemed vested as of December 31, 2011. On February 23, 2011 the Company granted 500,000 warrants to a director at $1.24 which vest over 4 years. On May 16, 2011 the Company granted and vested 160,000 warrants to a consultant at $1.15.

The total fair value of stock warrant and option awards (not including those issued in exchange for common stock returned to the Company) granted to employees during the years ended December 31, 2011 and 2010 was $6,293,205 and $3,167,745, respectively, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $7,435,576 and $1,617,268 for the years ended December 31, 2011 and 2010, respectively, in connection with these stock warrants and options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. There were no options granted during 2011 and 2010. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Expected term (years)	5.0 - 10.0	1.0 - 10.0
Expected volatility	160%	216%
Weighted-average volatility	160%	216%
Risk-free interest rate	3.99%	0.71% - 4.32%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Incentive Stock Option and Warrant Grants to Employees and Directors

A summary of the Company’s stock option activity during the years ended December 31, 2011 and 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2009	3,222,000	$0.94	9.8
Granted	298,500	1.26	10
Exercised	--	--	--
Forfeited	(3,222,000)	--	--
Expired	--	--	--
Balance Outstanding, December 31, 2010	298,500	1.00	9.8	--
Granted	97,791	1.68	5
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9.8
Expired	--	--	--
Exercised	--	--	--
Balance Outstanding, December 31, 2011	607,791	$1.63	9.8	$1,018,089
Exercisable, December 31, 2011	307,791	$1.63	9.8	$502,089

A summary of the Company’s warrant activity during the years ended December 31, 2011 and December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2009	3,520,000	$1.98	--	$--
Granted	8,427,616	2.45	0.88
Exercised	--	--	--
Forfeited	(77,500)	2.00	1.90
Balance Outstanding, December 31, 2010	11,870,116	2.31	2.78	$27,457,223
Granted	2,660,000	2.53	5.00
Exercised	(18,000)	1.00	--
Granted	1,000,000	3.00	10.00
Forfeited	(50,000)	1.25	--
Granted	69,000	1.75	5.00
Balance Outstanding December 31, 2011	15,531,116	$2.53	2.78	$33,801,473
Exercisable, December 31, 2011	15,156,116	$2.23	2.78	$33,801,473

The weighted-average grant-date fair value of options granted to employees during the years ended December 31, 2011 and 2010 was $1.63 and $1.68, respectively. The Company expects all non-contingent outstanding employee stock options to eventually vest.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

As of December 31, 2011, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $412,389, of which $290,662 which is expected to be recognized over the respective vesting periods which extend through 2013.

As of December 31, 2010, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $1,609,949, which is expected to be recognized over the respective vesting periods which extend through 2013.

Note 7. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary. The amounts provided for income taxes are as follows:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Current (benefit) provision: federal	$--	$--
Current (benefit) provision: state	--	--
Total current provision	--	--
Deferred (benefit) provision	--	--
Deferred (benefit) provision relating to reduction of valuation allowance	--	--
Total deferred provision	--	--
Total provision (benefit) for income taxes from continuing operations	$--	$--

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
Deferred tax assets:
Net operating loss carry forward		$3,323,562		$2,219,621
Warrant derivative liability		419,086		164,370
Stock-based compensation		3,613,780		549,871
Amortization of intangible assets		374,271		---
		7,730,699		2,933,862
Less: valuation allowance		(7,730,699)		(2,933,862)
Total deferred tax assets		---		--
Deferred tax liabilities:
Depreciation		---		--
Other temporary differences		---		--
Total deferred tax liabilities		---		--

Total net deferred tax assets (liabilities)	$	---	$	---

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2011 and 2010 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2011. The net changes in the valuation allowance during the year was an increase of $4,796,837 in 2011 and an increase of $1,009,905 in 2010.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

At December 31, 2011, the Company had $9,539,129 of net operating loss carry forwards which will expire in various years through 2031. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses may be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carry forwards could be restricted.

The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Federal tax rate applied to loss before income taxes	34.0%	34.0%
State income taxes, net of federal benefit	3.5%	3.5%
Permanent differences	-0.9%	-0.9%
Change in valuation allowance	-39.4%	-39.4%
Other	2.8%	2.8%
Income tax expense (benefit)	0.0%	0.0%

Note 8. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2011 and 2010, there was $30,883 and $3,637,765, respectively, in excess of insurable limits.

Note 9. Related Party Transactions

Employment Contracts

On March 1, 2011, the Board of Directors of the Company amended the employment agreements of Dr. Johnny R. Thomas and John C. Francis.  Each of their employment agreements dated September 1, 2010 were amended effective February 1, 2011, to increase their annual salaries by $75,000.  Johnny R. Thomas’s salary increased from $99,000 to $174,000 and John Francis’s salary from $75,000 to $150,000.

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. Mr. Thomas and Mr. Francis also have the right  to vest the warrants by exercising the warrants accordingly the value of the warrants has been expensed in the financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Stock Subscription Receivables

On June 17, 2008, two of Xnergy Inc.’s former stockholders agreed to purchase the shares of another shareholder for $2,486,850. Concurrent with this agreement, Xnergy, Inc. agreed to issue a promissory note for the payment for the stock. The liability was recorded along with notes receivable from the purchasing stockholders. The notes receivable were assumed by the Company in the purchase of Xnergy, Inc. and have no repayment terms, are non interest bearing and are unsecured accordingly they are classified as stock subscription receivables. As of December 31, 2011, the receivables totaled $2,632,192.

Related Party Payables

In connection with the purchase of Castrovilla, Inc. the Company entered into a promissory note to pay an outstanding to the former shareholders.

Amount of
Principal Payments
Year	Due
2012	$297,114
2013	87,255
2014	-
2015	-
2016	-
Thereafter	-
Total	$384,369

Note 10 - Accounts Payable and Accrued Expenses

A summary of Accounts Payable and Accrued Expenses as of December 31, are as  follows:

	2011	2010
Accounts Payable	$1,805,921	$37,399
Taxes Payable	230,295	-
Billings in Excess of Revenues	645,424	-
Payroll and Vacation Payable	276,018	-
Reserve for Warranty	25,241	-
401K Payable	1,747	-
Accrued Dividends	54,155	-
Warrant Exercise Liability	8,000	-
Total	$3,046,801	$37,399

Note 11. Long Term Debt

Capital Leases

The Company leases certain machinery and equipment under financing leases. The cost of the machinery and equipment is included in the balance sheet as property and equipment and totals $50,487. Accumulated depreciation of the leased equipment is $50,487 as of December 31, 2011. As of December 31, 2011, future minimum lease payments are as follows:

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Year	Amount
2012	$4,604
2013	-
2014	-
2015	-
2016	-
Thereafter	-
Total	4,604
Interest on lease payments	(869)
Present value of net minimum lease payments	$3,735

Promissory Notes Payable

The Company has assumed promissory notes payable in connection with the purchase of Xnergy, Inc. and its subsidiary HVAC Controls, Inc. Principal and interest payments are $50,975 per month. As a result of the purchase of Xnergy, Inc. by the Company the notes were rewritten. The notes payable are secured in part by the shares of the Company. The promissory notes now provide for interest at 7.75% per annum.

Amount of
Principal Payments
Year	Due
2012	$487,298
2013	569,683
2014	351,108
2015	-
2016	-
Thereafter	-
Total	$1,408,089

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The contracts bear interest at an average interest rate of approximately 5% per annum, are secured by the vehicles. The composition of these loans and notes payable are summarized in the table below:

Amount of
Principal Payments
Year	Due
2012	$42,668
2013	13,264
2014	-
2015	-
2016	-
Thereafter	-
Total	$55,932

Bank Line of Credit

Bank line of credit, opened on April 16, 2008, maturity on April 15, 2013; $50,000 credit limit, adjustable interest rate currently at 5.5% , unsecured.

December 31, 2011	$40,804

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Note 12. Acquisition of Subsidiaries

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

Immediately after the transaction, Energy ceased to exist and Castrovilla, Inc. became the surviving corporation, a wholly owned subsidiary of Blue Earth Energy Management Services, Inc..  Simultaneous with this purchase, Energy entered into an asset purchase agreement with Humitech of NC, LLC, “Humitech”, whereby the assets of Humitech and certain related liabilities were sold to Energy for  $150,000 cash and 267,857 restricted common shares of Blue Earth, Inc. valued based on the quoted market price on the effective date of the transaction, January 1, 2011, at $1.90 per share or $508,928.

The purchase resulted in a distributorship asset and customer base of $2,458,250.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
Castrovilla	1,011,095	$1.90	$1,921,081
Humitech	267,857	$1.90	508,928
Cash			150,000
Total Purchase Price			$2,580,009
Assets at Fair Value
Cash			$ 466,620
Accounts receivable			325,199
Inventory			150,627
Property and equipment			53,088
Other assets			115,804
Distributorship and customer base			2,458,250
Total Assets			$3,569,588

Liabilities Assumed at Fair Value
Accounts payable and accrued expenses	$ 414,314
Notes payable	575,265
Cash	150,000
Equity	2,430,009

Total Liabilities and Equity	$ 3,569,588

The Company has recognized revenues of $3,858,020 for the year ended December 31, 2011 for Castrovilla. The Company has recognized a net loss $608,367 for the year ended December 31, 2011 for Castrovilla.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

In the acquisition the Company issued an aggregate of 1,011,095 shares of its Common Stock, initially valued at $1.68 per share or $1,700,000 on the date the agreement was made, to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the 1,279,762 shares issued in the Castrovilla Acquisition (collectively, the “Company Shares”) are subject to Lock-up/Leak-out and Guaranty Agreements, as amended.  The two Castrovilla, Inc. stockholders, John Pink, who continues as President of Castrovilla, Inc. and Adam Sweeney, together with Humitech (the “Stockholders”) could not sell any of the Company Shares for a six-month period beginning on the Effective Date of the Plan of January 1, 2011 and ending on June 30, 2011.  Thereafter and ending June 30, 2013, the three stockholders may sell up to 2,461 Company Shares per trading day in the aggregate until all Company Shares are sold (the “Lock-up Period”).  The Company contingently guaranteed (the “Guaranty”) to the Stockholders the net sales price of $1.68 per share, provided the Stockholders are in compliance with the terms and conditions of the Lock-up Agreement and the hereinafter described performance criteria are met.

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

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is less than the budgeted amount of $722,000 of EBITDA per year for each of the years ended December 31, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.  All of such calculations will be in accordance with GAAP and derived from the Company’s reviewed financial statements for the first three fiscal quarters of the fiscal year and audited financial statements for the full year.

The targeted EBITDA for the 12-month period from July 1, 2011 to June 30, 2012 is $722,000, or $180,500 per quarter (the quarterly rate of $180,500 is a constant for each quarter through to the end of the Lock-up/Guarantee period).  Therefore,  the Targeted EBITDA for the 12-months ended December 31, 2011, was $722,000. The targeted EBITDA for each subsequent 12 month period shall be $722,000, which shall be compared to the actual performance for the most recent 12 month reporting period as illustrated above and multiplied times $1.68 to arrive at the guaranteed share price, if any. These targeted amounts may be reduced if a majority of the Board of Directors agree on budget changes which require an acceleration of expenses thereby affecting a current year’s budgeted EBITDA. No adjustment in the targeted amounts for guarantee purposes has been made and none is contemplated at this time. The Company does not anticipate any guaranty prior to April of 2012, due to the decision to expand Castrovilla's operations into several new states.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

The purchase resulted in a distributorship asset and customer base of $9,137,225.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
Xnergy, Inc. and HVAC Controls & Specialties, Inc.	4,500,000	$1.72	$7,740,000

Total Purchase Price			7,740,000
Assets at Fair Value

Cash			$1,442,319

Receivables			710,437
Other current assets			150,278
Property and equipment			86,548
Related party receivable			2,632,192
Customer base			9,137,225
Total Assets			$14,158,999
Liabilities Assumed at Fair Value
Accounts payable			$ 379,227
Accrued liabilities			1,606,074
Notes payable			4,433,698
Equity			7,740,000
Total Liabilities and Equity			$14,158,999

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Xnergy, Inc. and Subsidiary

The Company has recognized revenues of $1,457,643 for the four months ended December 31, 2011 for Xnergy and HVAC. The Company has recognized a net loss $962,723 for the four months ended December 31, 2011 for Xnergy and HVAC.

The table below presents, on a retroactive basis the condensed consolidated statements of operations for the periods presented to include the operations of Castrovilla and Xnergy.  In the above referenced acquisitions Castrovilla and Xnergy were not considered the predecessor for accounting purposes.  The pro forma condensed consolidated statements of operations are presented below for comparative purposes and to provide additional information and disclosure to the reader.

Proforma Condensed Consolidated Statement of Operations

	For the Year Ended
	December 31,	December 31,
	2011	2010
Revenues	$8,682,109	$22,398,761
Net Loss	$(7,244,198)	$(3,886,555)

Note 13. Discontinued Operations

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

Revenues of the discontinued operations were $129,089 during the year ended December 31, 2010.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Note 14. Subsequent Events

Effective January 1, 2012, the Company appointed Philip J. Kranenburg, as the Company’s Chief Financial Officer which relationship was terminated on March 14, 2012. In connection with Mr. Kranenburg’s appointment as Chief Financial Officer, the Company and Mr. Kranenburg entered into an employment agreement, effective January 1, 2012, pursuant to which Mr. Kranenburg was employed by the Company as an “at will” employee.  The Employment Agreement provided for the following compensation: an annual base salary of $150,000; a bonus determined by the Board of Directors of the Company; an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2009 Equity Incentive Plan, with an exercise price of $1.37, which will vest as follows:

250,000 options on the first anniversary of employment, with 72,993 of the options qualifying as Incentive Stock Options and the remaining as Non-Qualified Stock Options; and 62,500 options per quarter over the next twelve quarters, with 72,993 of the options qualifying as Incentive Stock Options each year and the remaining as Non-Qualified Stock Options on the vested options per annum.

The Company and Mr. Kranenburg agreed his cash compensation shall commence following the completion of the Company’s private placement and in lieu of cash compensation for the month of January, Mr. Kranenburg has accepted 9,125 shares of restricted Common Stock. . Under the terms of Mr. Kranenburg’s employment agreement, he was entitled to additional shares from February 1, 2012 until his date of termination, plus 52,740 options exercisable at $1.37 per share that vested during that time period.

Effective January 1, 2012, the Company has entered into six year lease for the offices of Xnergy, Inc.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and determined that there are no additional events to report.

The stock subscription receivable in the sum of $2,632,192 due from the sellers of Xnergy was paid in full effective March 26, 2012. The Company received a total of 877,364 shares valued at $3.00 per share. The 877,364 shares have been cancelled.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were  not effective as of December 31, 2011 based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2011:

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

•

The Company’s stock option vesting determination was inaccurately established in March 2011 and warrant and stock option methodology was inconsistent with guidance.

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

MANAGEMENT

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

Name	Age	Position with the Company

Laird Q. Cagan	53	Chairman of the Board of Directors
Johnny R. Thomas, Ph.D.	70	Chief Executive Officer, Interim Chief Financial Officer, President and a Director
John C. Francis	62	Vice President of Corporate Development and Investor Relations

Laird Q. Cagan, Director. Mr. Cagan has served as a director of the Company since February 21, 2011.  He is an investor in the Company who has served as a director and officer of several publicly traded companies. He has 20 years of experience in investing in and building high growth technology companies as well as 5 years in the investment banking industry.  During the 1990’s he invested in and helped build 15 high tech companies with over $500 million of equity capital invested in those companies.  He is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”) a private investment firm and merchant bank he founded in 2002.  CMCP has founded, funded and taken public 10 companies in a variety of industries including energy, alternative energy, healthcare, information technologies, and environmental.  CMCP portfolio companies have raised over $600 million of equity capital and over $2 billion of capital has been invested in those companies or their projects.  Mr. Cagan previously worked for the two of the largest investment banks in the world, Goldman, Sachs & Co. and Drexel Burnham Lambert.  In all, he was involved in over 30 transactions valued at more than $15 billion, bankruptcy work-out transactions of more than $2 billion, and a variety of equity, high-yield bond and senior debt financings.  Mr. Cagan was the founding Chairman of Evolution Petroleum Corporation (AMEX: EPM), a company he founded to develop mature oil & gas fields with advanced technologies.  He is a director and founder of Calpian, Inc. (CLPI.OB) and Career College Holding Co., Chairman and founder of Global Carbon Group, and a former director of AE BioFuels, Inc. (AEBF.PK) and Camac Energy, Inc. (AMEX: CAK). Mr. Cagan is licensed with FINRA under Series 24, 7 and 63, and is currently a registered representative and Managing Director of Colorado Financial Services Corporation (“CFSC”), a FINRA-licensed broker-dealer.  CFSC is not affiliated with CMCP.  Mr. Cagan attended M.I.T. and received a BS,

MS and MBA from Stanford University.  He is a graduate of the UCLA Director’s Training Program.  He is the founding Chairman of the SF Bay chapter of the Young Presidents’ Organization.  He is a former member of the Stanford University Athletic Board and is a member of the Olympic Club, the oldest athletic club in America.

Johnny R. Thomas, Chief Executive Officer and President.  Dr. Thomas has been a director of the Company since February 22, 2011.  He has been employed by the Company as Chief Executive Officer and President since September 1, 2010.  Prior thereto, he served as Chairman of the Board, Chief Executive Officer and President of Consolidation Services, Inc. (OTCBB:CNSV) from that company’s inception on January 26 ,2007 until April 2, 2010.  The company was engaged in the acquisition of land and mineral rights in Eastern Kentucky and is now engaged in oil and gas production. From January 2000 until September 2010, Dr. Thomas was self employed as an investor in securities, real estate and limited custom home development.  From January 2000, Dr. Thomas had been a managing member of Falcon Financial Group, LLC, financial consultants; which has suspended its operations as of December 31, 2008 and is inactive at this time. Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

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

The following person currently comprises the EEAB:

Dale Gustavson, age 64, joined the EEAB on December 14, 2010.  Building on a foundation that included having sold hundreds of turnkey energy management projects for an energy management service provider during the 1980s, for the 20 years since, Dale Gustavson has worked as an energy efficiency programs and policy consultant to HVAC contractors, distributors and manufacturers, utilities, and government agencies. An oft-published writer, author and speaker, his clients have included: Air conditioning Contractors of America (“ACCA”), California Public Utilities Commission, Honeywell Incorporated, Los Angeles Department of Water & Power, National Energy Management Institute, New York State Energy Research & Development Agency, and Southern California Edison. Among key volunteer posts he has been serving as: Member of the Technical Advisory Committee to the California Board for Energy Efficiency, Advisory Board of the California Commissioning Collaborative, and National Board Member of the Association of Professional Energy Managers.

Robert Leebern, Jr., age 42 joined the EEAB on December 14, 2010.  Mr. Leebern is a principal of Troutman Sanders Strategies.  He has more than a decade of public policymaking and political experience, as well as a breadth of federal legislative and regulatory knowledge and expertise. In 2003, Mr. Leebern launched the firm’s federal affairs division, building a successful, bipartisan governmental affairs practice. Currently, Mr. Leebern and the federal affairs team serve as Washington representatives to Fortune 500 companies, municipal and county governments, universities, and a number of other business interests.  Mr. Leebern has been active on a wide array of issue areas including agribusiness, natural resources, energy, environment, immigration, health, education, technology, transportation and infrastructure.  Mr. Leebern has worked with the Executive Branch and various federal agencies advocating policy issues, infrastructure projects and legislative priorities. Familiar with the federal and state legislative and regulatory processes, he has worked on a variety of projects with U.S. Senators, Congressmen, Congressional Committees, Governors' staffs, state regulatory agencies, and members of the state legislature to produce significant results for clients.  For 10 years, he served as top political aide and Chief of Staff to former Congressman and current U.S. Senator Saxby Chambliss (R-GA).  Leebern has served on the Troutman Sanders Strategies’ Board of Directors since 2003 and is a Board member of the Troutman Sanders LLP Political Action Committee.

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

Committees of the Board of Directors

On October 30, 2009, the board of directors adopted charters relative to its audit committee, compensation committee and nominating committee.  Until such time as we add more members to the Board, the entire Board will determine all matters and no Committees have been formed. We intend to appoint persons to the board of directors and committees of the board of directors as required to meet the corporate governance requirements of a national securities exchange, although we are not required to comply with these requirements until we elect to seek listing on a national securities exchange. We intend to appoint directors in the future so that we continue to have a majority of our directors who will be independent directors, and of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K of the SEC.

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

Director Compensation/Consulting Agreement

Upon his joining the Board of Directors, Laird Cagan was granted 100,000 restricted shares of Common Stock with one-half vested immediately and one-half upon the first anniversary date.  Mr. Cagan also entered into a two-year consulting agreement under which he was granted warrants to purchase 500,000 shares of Common Stock exercisable at $1.24 per share (the average Closing market price for the prior ten trading days).  The warrants vest 62,500 per quarter for the two-year-period beginning on the effective date of the consulting agreement and are exercisable for ten years, as amended.

Item 11. Executive Compensation.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Johnny R. Thomas, Chief Executive Officer	2011	167,792(1)	-	-	-	$167,792
	2010	33,000 (2)	-	$198,792		$231,792
Michael Hodges, Former Chairman of The Board of Directors of the Company and Interim Chief Executive Officer (3) (4)	2011	-	-	-	-	-
	2010	$54,999	-	-	-	$54,999
	2009	$30,000	-	$279,365	$71,615 (5)	$380,980
Shelby Little, Former Chief Executive Officer (6)	2011	-	-	-	-	-
	2010	$37,683	-	-	-	$37,683
Carol Shobrook, Former Chief Operating Officer (7)	2011	-	-	-	-	-
	2010	$13,500	-	-	-	$13,500

(1)

Consists of $ 143,792 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $24,000, withheld in the payment of the excise price of 24,000 warrants.

(2)

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

(4)

Mr. Hodges (as well as various other employees) ceased being paid by the Company on May 20, 2010 when the Board began negotiations to spin-off  support Genesis Fluid Solutions, Inc.  However, he continued to serve as interim Chief Execute Officer of the Company and maintained full operations of the Company until he resigned from all positions with the Company effective as of August 31, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

			Option Award			Stock Award
Name	Number of Securities Underlying Unexercised Warrants Exercisable	Number of Securities Underlying Unexercised Warrants Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Johnny R. Thomas	500,000	-	500,000(1)	1.00	09/01/2020	500,000	150,000	500,000	$150,000 (2)
	1,000,000(3)	-	1,000,000	1.25	03/01/2016	1,000,000	-	1,000,000	$1,000,000

John C. Francis	500,000	-	500,000(1)	1.00	09/01/2020	500,000	150,000	500,000	$150,000 (2)
	1,000,000(3)	-	1,000,000	1.25	03/01/2016	1,000,000	-	1,000,000	$1,000,000

(1)

Shares issuable upon exercise of management warrants assigned by each of Johnny R. Thomas and John C. Francis to affiliates for estate planning purpose and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership, although included in the above table since the warrants were issued pursuant to their respective employment agreements.  These Warrants are exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, the next 150,000 warrants vested on October 31, 2010 and the next 250,000 warrants vested on September 1, 2011, while the remaining 500,000 warrants vest in two equal installments on the September 1, 2012 and 2013. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters. These warrants also vest when the holders exercise the warrants and purchase Common Stock.

(2)

The Closing Price of the Company’s Common Stock on December 31, 2011 was $1.30 per share.

(3)

Shares issuable upon exercise of 1,000,000 performance warrants assigned by each of Johnny R. Thomas and John C. Francis to effectuate for estate planning purposes and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership, although included in the above table, since the warrants were issued for services rendered.  These warrants were granted on March 1, 2011 and are exercisable for five (5) years at $1.25 per share.  These Warrant shall vest and become exercisable according to the following schedule if and when the Company achieves the following revenue, net income/share and EBITDA/share performance criteria for four (4) trailing fiscal quarters:

Performance Vesting Criteria, percentages show the relative weighting of each Criteria for that Vesting Period

# of Warrants	Revenue ($)	Net Income/share	EBITDA/Share
250,000	$200 Mil. (25%)	$0.50 (50%)	$1.00 (25%)
250,000	$150 Mil. (40%)	$0.40 (25%)	$0.80 (35%)
250,000	$100 Mil. (50%)	$0.30 (15%)	$0.60 (35%)
250,000	$50 Mil. (50%)	$0.20 (15%)	$0.40 (35%)

Any warrants not vested on a date when a portion of the warrants are vested shall be added to the next 250,000 increment/milestone for potential vesting at the next set of milestones/benchmarks.  These warrants also vest when the holders exercise the warrants and purchase Common Stock.

Employment Agreements

There are no material plans, contracts or arrangements pursuant to which Messrs. Thomas or Francis is a party or in which he participates other than those available to all officers and directors of the Company, and as follows:

On August 31, 2010, the Company entered into an "at will" employment agreement, effective as of September 1, 2010, with Dr. Johnny R. Thomas, as Chief Executive Officer and President of the Company. Dr. Thomas' base salary was initially Ninety Nine Thousand Dollars ($99,000.00) per annum. He is eligible to receive a bonus to be established by the Compensation Committee of the Board of Directors for extraordinary performance. Dr. Thomas was granted warrants to purchase an aggregate of one (I) million shares of Common Stock, exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, and the next 150,000 warrants vested on October 31, 2010, while the remaining 750,000 warrants vest in three equal installments on the first, second and third anniversaries of the signing of the employment agreement. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters. These warrants also vest when Dr. Thomas exercises the warrants and purchases Common Stock. The agreements provides for a non-competition and non-solicitation period of one-year from the termination of employment.

On August 31, 2010, the Company entered into an “at will” employment agreement, effective as of September 1, 2010, with John C. Francis, as Vice-President, Corporate Development and Investor Relations of the Company. Mr. Francis's base salary was initially Seventy-Five Thousand Dollars ($75,000.00) per annum. All other terms of employment are the same as set forth in Dr. Thomas' agreement described above.

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

The Company entered into employment agreements as of September 1, 2011 with D. Jason Davis, as Chief Executive Officer of Xnergy, Inc. and Joseph Patalano, as Chief Operating Officer of Xnergy, Inc.  The agreements terminate on August 31, 2016, unless terminated earlier and are automatically renewed for one year periods unless notice of termination is given by either party at least 90 days prior to expiration of the Initial Term and/or any renewal period.  Mr. Davis’s base salary is $300,000 per annum and Mr. Patalano’s base salary is $140,000.  Both are eligible to receive a cash bonus for the three fiscal years ending December 31, 2013, based on Xnergy’s performance on a stand-alone basis.  The bonuses shall be paid based on 80% of the reasonable forecasted profits of Xnergy before negotiations commenced with the Company.  Messrs. Davis and Patalano shall receive 33% in the aggregate of the recurring revenue from payments completed during the initial term of their employment contracts, provided: (i) Xnergy’s net income for the fiscal year exceeds the profit threshold; (ii) the respective employee is still employed by Xnergy; and (iii) this provision shall expire on June 30, 2016, unless extended in writing. If the Agreement is terminated for Cause (as defined) or the employee leaves without Good Reason (as defined) he shall only receive any accrued compensation but not be entitled to any bonus beyond the date of termination.  If the employee’s contract is terminated other than for Cause or by the Employee for Good Reason, but not for death, disability or non-resident, the employee shall receive the compensation stated above for the balance of the Term and any bonus generated from recurring profits from payments originated by the Employee until revenue under such agreements cease.

Equity Compensation Plan Information

Equity Incentive Plan

On October 30, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan. The purpose of the 2009 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2009 Equity Incentive Plan, we are authorized to issue  up to 4,542,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Equity Incentive Plan will be administered by our board of directors until authority has been delegated to a committee of the board of directors. On the closing  date of the 2009 Merger, certain of our executive officers, directors and other persons were granted options to purchase common stock exercisable at prices ranging from $0.90 to $1.00 per share.  All but the options granted to Dan Lohrmeyer (200,000 shares exercisable at $0.90 per share which were subsequently exercised) and Brittany Jorgenson (20,000 shares exercisable at $0.90 per share until October 30, 2019) were cancelled pursuant to the terms of the August 2010 Stock Purchase Agreement (see “Certain Relationships and Related Transactions - Discontinued Operations”). An aggregate of 3,002,000 options exercisable at $.90 to $1.00 per share were cancelled in connection the August 2010 Stock Purchase Agreement by the following persons: Colleen Stiles (770,000 shares), Michael Hodges (600,000 shares), Larry Campbell (600,000 shares), Paul Vette (500,000 shares), Carol Shobrook (400,000 shares), Amanda Sorenson (100,000 shares), Michael Whaley (30,000 shares) and Tim Holt (2,000 shares). Options to purchase 38,500 shares of Common Stock were granted to Keven Kraus in October 2009 exercisable at $0.99 per share until March 31, 2011 which have been exercised and 10,000 shares of Common Stock to Keith Spondike in October 2010 exercisable at $1.00 per share which are the sole options from the above described paragraph remaining outstanding as of the date of this Report.

On December 14, 2010, the Company granted Dale Gustavson and Robert Leebern each options to purchase 15,000 shares of Common Stock, exercisable for ten (10) years at $1.70 per share upon their joining the EEAB.

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

On October 4, 2011, the Company granted John Pink options to purchase 450,000 shares of Common Stock exercisable at $1.72 per share for ten (10) years with one-third vested upon grant, one-third upon billing of 500 petroleum sites and one-third vested upon billing of an additional 1,000 petroleum sites.

On January 1, 2012, the Company granted Philip Kranenburg options to purchase 1,000,000 shares of Common Stock as described above.  As a result of the termination of Mr. Kranenburg’s employment, he is currently able to exercise an aggregate of 52,740 options and the remaining 947,260 will be returned to Treasury.

As a result of the foregoing, there were options to purchase an aggregate of 587,791 shares of Common Stock issued and outstanding as of December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2011 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table above; (iii) each director; and, (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Blue Earth, Inc., 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052 Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this prospectus, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)

5% Owners :
John Liviakis Liviakis Financial Communications 655 Redwood Hwy, Suite 395 Mill Valley, CA 94941	1,484,782 (2)	8.3%

Mary Losty 613 Locust Street Cambridge, MD 21613	1,080,000 (3)	6.0%

D. Jason Davis 2721 Loker Avenue West Carlsbad, CA 92010	2,883,618 (4)	16.1%

Joseph Patalano 2721 Loker Avenue West Carlsbad, CA 92010	739,018 (4)	4.1%

Executive Officers and Directors :
Johnny R. Thomas	2,000,000 (5)	10.0%
John C. Francis	2,000,000 (5)	10.0%
Laird Q. Cagan	900,000 (6)	5.0%
All executive officers and directors as a group (three persons)	4,900,000 (5)(6)	22.2%

*  Represents less than one percent.

(1)

Based on 17,859,554 shares of our common stock outstanding on March 27, 2011.  Does not include (i) 587,791 shares of our common stock issuable upon exercise of options granted under the 2009 Equity Incentive Plan; and (ii) 34,423,139 shares of our common stock issuable upon exercise of outstanding warrants and warrants issuable upon grant and full exercise of Class A Warrants.

(2)

Does not include 234,000 shares issued to certain designees of Liviakis Financial Communications, Inc., a company hired by us to provide investor relations and public relations services through November 12, 2012.

(3)

Includes (i) 30,000 shares of our common stock purchased in the 2009 Private Placement upon conversion of certain outstanding promissory notes and (ii) 50,000 shares of our common stock underlying warrants issued in the 2009 Private Placement.

(4)

Includes 398,000 shares deposited by Mr. Davis and 102,000 shares deposited by Mr. Patalano with the Company pursuant to an Escrow Agreement dated as of September 7, 2011, none of which shares are saleable prior to September 7, 2013 under the terms of a lock-up agreement.  The Company shall be entitled to reimbursement from the Escrowed Shares in the event CJ3, as owner of the leased building, defaults on mortgage payments that adversely affect the Company financially through its lease.  See “Item 3. Business -- Legal Proceedings.”

(5)

Shares issuable upon exercise of management warrants assigned by Johnny R. Thomas and John C. Francis to affiliates for estate planning purpose and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership (except for 1,360,000 underlying shares owned by John Francis and 750,000 underlying shares owned by Johnny R. Thomas), although included in the above table since the warrants were issued pursuant to their respective employment agreements, as amended.  Under Dr. Thomas’s employment agreement 2,000 shares per month are being exercised and issued in lieu of salary payments for such exercises.  Of three Warrants the initial 1,000,000 Warrants issued to each of Dr. Thomas and Mr. Francis are exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, the next 150,000 warrants vested on October 31, 2010 and the next 250,000 warrants vested on September 1, 2011, while the remaining 500,000 warrants vest in two equal installments on the second and third anniversaries of the signing of the employment agreement. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters.  The second warrants issued in March 2011, for each to purchase 1,000,000 shares are exercisable at $1.25 per share and will vest if and when the Company achieves certain performance milestones and/or when exercised.  All of these warrants also vest when the holders exercise the warrants and purchase Common Stock and are therefore currently exercisable.  See “Executive Compensation” above.

(6)

Includes 500,000 shares of Common Stock owned by Laird Cagan and 100,000 shares owned by his minor children; 50,000 shares granted to Mr. Cagan upon his election to the Board of Directors and 250,000 shares issuable upon exercise of currently exercisable warrants issued under this employment contract.  Does not include 50,000 shares which vest on February 21, 2012 and 250,000 shares issuable upon vesting of his consultant warrants though August 24, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, securities issued and securities available for future issuance under our Equity Incentive Plan were as follows:

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

(1)

See  “Executive Compensation - Equity Incentive Plan” for a discussion of the Company’s 2009 Equity Incentive Plan.

(2)

See  “Executive Compensation - Outstanding Equity Amounts” at Fiscal Year End note (1) for a discussion of Management Warrants issued to Johnny R. Thomas and John C. Francis’ designated nominees.

From September 29, 2011 through December 31, 2011, the Company completed the sale of $2,000,000 of Units of unregistered securities.  Each Unit consists of: (i) one share of Series A Convertible Preferred Stock (“Preferred Stock”), offered at $10.00 per share convertible into ten shares of Common Stock at $1.00 per share, and (ii) warrants (“Warrants”) to purchase one share of Common Stock for each two shares of Common Stock issuable upon conversion of the Preferred Stock.

The terms and conditions of the Preferred Stock are set forth in the Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock as set forth in the Certificate, the Preferred Stock:

•

pays an eight percent (8%) dividend when paid in cash or a twelve percent (12%) dividend when paid in common stock at the Company’s election;

•

shall be convertible at the Company’s election at $1.00 per share upon the earlier of (i) four (4) years from issuance or (ii) when the Common Stock closing price trades at $2.25 per share for sixty (60) consecutive calendar days;

•

In the event of such a mandatory conversion by the Company, prior to the payment of the first year of dividends, the Company shall nevertheless pay the Holder such dividends equal to what the Holder was to receive for the first full year from the date of issuance;

•

liquidation preference of $10.00 per share plus additional unpaid dividends;

•

votes on an as converted basis with Common Stock as one class; and

•

will register underlying common stock on next available registration statement;

The terms of the Warrants are set forth in the form of warrant, filed as an exhibit with the SEC.  As set forth in the warrant, the Warrant:

•

A Warrant: Each A warrant entitles the holder to receive one common share and a B warrant when the A warrant is exercised. The exercise price is $3.00/share and the expiration date is December 31, 2013.

•

B Warrant: Each B warrant entitles the holder to receive one common share and a C Warrant when the B warrant is exercised. The exercise price is $6.00/share and the expiration date three (3) years from the issuance date.

•

C Warrant: Each C warrant entitles the owner to receive one common share when the C warrant is exercised. The exercise price is $12.00/share and the expiration date is three (3) years from the issuance date.

Accordingly, the Company issued 200,000 shares of Preferred Stock, with a face value of $10.00 per share and Warrants to purchase 1,000,000 shares of Common Stock at $3.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Employment Agreements/Warrants

The Company has entered into substantively similar employment agreements effective September 1, 2010, as amended on March 1, 2011, with Dr. Johnny R. Thomas as Chief Executive Officer and President and John Francis as Vice President of Corporate Development and Investor Relations.  Pursuant to their contracts, Messrs. Thomas and Francis were each awarded warrants to purchase an aggregate of 2,000,000 shares of Common Stock, as set forth above under “Executive Compensation - Employment Agreements.”

Consulting Agreement/Warrants

On February 24, 2011, the Company entered into a Consulting Agreement with Cagan McAfee Capital Partners, an entity controlled by Laird Cagan, Chairman of the Company’s Board of Directors.  Mr. Cagan received warrants to purchase 500,000 shares of Common Stock at $1.24 per share, for a ten-year period, as amended.

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

Lake and Associates, CPA, was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2010.

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

The following table shows the fees for the fiscal years ended December 31, 2010 and 2011.

	First Two Quarters of Fiscal 2010 Salberg & Company, P.A.	Third Quarter of Fiscal 2010 Lake and Associates, CPAs	Fiscal 2010 Lake and Associates, CPAs	Fiscal 2011 Lake and Associates, CPAs
Audit Fees (1)	$15,000	$3,000	$10,000	$59,500
Audit Related Fees(2)	$5,800	$0	$0	$0
Tax Fees	$0	$0	$0	$0
All Other Fees (3)	$0	$0	$0	$66,960
Total	$20,800	$3,000	$10,000	$126,460

(1)

Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)

All Other Fees -these fees relate to the reaudit of our prior period financial statements and the audit of the companies acquired during 2011.

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

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1).
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1).
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc. (6).
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC (8).
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc. (7).
3.1	Articles of Incorporation (5).
3.2	Bylaws(5).
3.3	Certificate of Designations and Preferences for Series A Convertible Preferred Stock.(9).
4.1	Specimen Stock Certificate (11).
10.1	Form of Subscription Agreement(1).
10.2	Form of Investor Warrant(1).
10.3	Form of Registration Rights Agreement(1).
10.4	Form of Lockup Agreement(1).
10.5	Placement Agent Agreement, dated July 15, 2009, between Genesis Fluid Solutions, Ltd. and WFG(1).
10.6	Placement Agent Agreement, dated June 28, 2009, between Genesis Fluid Solutions, Ltd. and Chadbourn Securities(1).
10.7	Form of Placement Agent Warrant(1).
10.8	Form of Directors and Officers Indemnification Agreement (1)
10.9	Blue Earth, Inc. 2009 Equity Incentive Plan (8).
10.10	Form of 2009 Incentive Stock Option Agreement(1).
10.11	Form of 2009 Non-Qualified Stock Option Agreement(1).
10.12

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dates as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and Cherry Tankers Holdings, Inc.(1).

10.13	Stock Purchase Agreement, dated as of October 30, 2009, by and between Genesis Fluid Solutions Holdings, Inc. and the shareholders listed therein(1).
10.14	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1).
10.15	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1).
10.16	Assignment of Patents Agreement, dated as of August 16, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1).
10.17	Assignment of Patents Agreement, dated as of September 30, 2009, between Michael Hodges, Larry Campbell and Genesis Fluid Solutions, Ltd.(1).
10.18	Form of Voting Agreement between Michael Hodges and the stockholders signatory thereto(1).

Exhibit No.	Description
10.19	Escrow Agreement, dated October 30, 2009, among Genesis Fluid Solutions Holdings, Inc., Michael Hodges and Sichenzia Ross Friedman Ference LLP, as escrow agent (12).
10.20	Consulting Agreement dated December 14, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Sharp Resources, Inc.(2).
10.21	Consulting Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and SFL3 LLC.(3).
10.22	Director and Officer Indemnification Agreement dated December 15, 2009 by and between Genesis Fluid Solutions Holdings, Inc. and Selby F. Little, III(3).
10.23	Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated November 10, 2009.(5).
10.24	Amendment to Engagement Letter between Genesis Fluid Solutions and GarWood Securities LLC dated March 23, 2010.(4).
10.25

Form of Stock Purchase Agreement, effective as of August 8, 2010 by and between Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and each of the Buyers on the signature page thereto.(6).

10.26	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas(6).
10.27	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis(6).
10.28	Form of Class A Funding Warrant dated December 31, 2010.(11)
10.29	Form of Class B Funding Warrant.(11).
10.30	Form of Class C Funding Warrant.(11).
10.31	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees.(11).
10.32	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (11).
10.33	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010(11).
10.34	Warrant issued to Laird Cagan dated February 24, 2011. (11).
10.35	Consulting Agreement dated February 24, 2011 by and between Cagan MacAfee Capital Partners, LLC and Blue Earth, Inc. (11).
10.36	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (7).
10.37	Lock-Up Agreement, dated as of December 30, 2010, by and among John Pink, Adam Sweeney and Humitech of Northern California, LLC, Castrovilla Inc. and Blue Earth, Inc.(7).
10.38	Guaranty Agreement, dated as December 29, 2010, by and among John Pink, Adam Sweeney, Castrovilla Energy and Blue Earth, Inc.(2).
10.39

Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP. (11).

10.40	Form of Subscription Agreement issued in 2011 Preferred Stock Offering (9).
10.41	Form of Class A Warrant issued in 2011 Preferred Stock Offering (9).
10.42	Finance Agreement, dated as of December 19, 2011, by and between Blue Earth, Inc. and US Energy Affiliates, Inc.(10).

Exhibit No.	Description
*10.43	Capital Stock Purchase and Lease Agreement.
*10.44	Promissory Note, issued by the Company to Jeff Gosselin, in the principal amount of $1,357,358.41.
*10.45	Mutual Hold Harmless and Indemnification Agreement.
*10.46	Warrant Agreement dated May 16, 2011 issued to Kaye Loughrey.
*10.47	Warrant Agreement dated May 16, 2011 issued to James Loughrey.
*16.1	Letter from Davis Accounting Group P.C. (12)
16.2	Letter from Salberg & Company P.A. dated October 28, 2010 (5)
*21	List of Subsidiaries
*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

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

(7)

Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 24, 2011

(8)

Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on March 31, 2011

(9)

Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K/A filed on September 29, 2011

(10)

Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 23, 2011

(11)

Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 10-K for March 31, 2010 filed on  March 31, 2011

(12)

Incorporated herein by reference to the copy of such document included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 16th day of April, 2012.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	April 16, 2012

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer, Interim Chief Financial Officer and Director	April 16, 2012

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

10.43	Capital Stock Purchase and Lease Agreement.
10.44	Promissory Note, issued by the Company to Jeff Gosselin, in the principal amount of $1,357,358.41
10.45	Mutual Hold Harmless and Indemnification Agreement.
10.46	Warrant Agreement dated May 16, 2011 issued to Kaye Loughrey.
10.47	Warrant Agreement dated May 16, 2011 issued to James Loughrey.
21	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.