Form 10-K/A
period 2010-12-31
Blue Earth, Inc.
filed 2012-04-19
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 6

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY PARAGRAPH

Blue Earth, Inc. is filing the Amendment No. 6 to its Annual Report on Form 10-K for the year ended December 31, 2010 solely for the purpose of filing an amended Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 19th day of April, 2012.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	April 19, 2012

/s/ Johnny R. Thomas	Chief Executive Officer and Director	April 19, 2012

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.