Form 10-Q
period 2012-03-31
Blue Earth, Inc.
filed 2012-05-21
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

COMMISSION FILE NUMBER 0-54669

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

As of May 10, 2012 the issuer had 18,495,802 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$56,927	$527,108
Accounts receivable, net	1,159,780	945,815
Inventory, net	237,463	473,451
Prepaid expenses	519,358	564,427
Total Current Assets	1,973,528	2,510,801
PROPERTY AND EQUIPMENT, net	818,502	850,751
OTHER ASSETS
Deposits	17,930	17,930
Contracts and franchise, net	10,248,350	10,846,590
Total Other Assets	10,266,280	10,864,520
TOTAL ASSETS	$13,058,310	$14,226,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,826,753	$1,840,909
Current portion of notes payable	533,701	533,701
Related party payables	373,310	384,369
Billings in excess of revenues	531,143	645,424
Taxes payable	360,705	230,295
Payroll payable	90,547	276,018
Preferred dividends payable	125,358	54,155
Warrant derivative liability	2,211,318	2,037,325
Total Current Liabilities	6,052,835	6,002,196
LONG TERM LIABILITIES
Long term portion of notes payable	950,852	979,338
Total Liabilities	7,003,687	6,981,534
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 284,600 and 200,000
shares issued and outstanding, respectively	285	200
Common stock; 100,000,000 shares authorized
at $0.001 par value, 17,859,554 and 18,703,182
shares issued and outstanding, respectively	17,860	18,703
Additional paid-in capital	32,260,575	33,771,622
Stock subscription receivable	-	(2,632,192)
Accumulated deficit	(26,224,097)	(23,913,795)
Total Stockholders' Equity	6,054,623	7,244,538
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,058,310	$14,226,072

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$1,960,740	$907,022
COST OF SALES	1,305,257	394,742
GROSS PROFIT	655,483	512,280

OPERATNG EXPENSES
Depreciation and amortization	630,489	134,036
General and administrative	2,045,894	1,285,587

Total Operating Expenses	2,676,383	1,419,623

LOSS FROM OPERATIONS	(2,020,900)	(907,343)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	(173,993)	(43,699)
Interest income	-	955
Interest expense	(7,108)	-
Liquidated damages expense	-	-

TOTAL OTHER INCOME (EXPENSE)	(181,101)	(42,744)

LOSS BEFORE INCOME TAXES	(2,202,001)	(950,087)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,202,001)	$(950,087)

PREFERRED DIVIDENDS	(108,301)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,310,302)	$(950,087)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,109,401	13,190,161

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss from continuing operations	$(2,310,302)	$(950,087)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	246,736	383,138
Warrant derivative liability	173,993	43,699
Stock issued for services	27,651	95,784
Depreciation and amortization	630,489	134,036
Changes in operating assets and liabilities:
Accounts receivable	(213,965)	(72,232)
Inventory	235,988	(23,320)
Prepaid expenses and deposits	45,069	(76,548)
Accrued dividends payable	71,203	-
Accounts payable and accrued expenses	(183,498)	36,260
Net Cash Used in Continuing Operating Activities	(1,276,636)	(429,270)
INVESTING ACTIVITIES
Acquisition of subsidiaries	-	(150,000)
Purchase of property and equipment	-	(2,240)
Net Cash Used in Investing Activities	-	(152,240)
FINANCING ACTIVITIES
Cash received in purchase of subsidiary	-	404,333
Proceeds from preferred stock	846,000	-
Acquisition of subsidiary	-	-
Repayment of notes payable	(28,486)	(36,907)
Repayment of notes payable-related party	(11,059)	-
Net Cash Provided by Financing Activities	806,455	367,426

NET INCREASE (DECREASE) IN CASH	(470,181)	(214,084)
CASH AT BEGINNING OF PERIOD	527,108	3,900,096

CASH AT END OF PERIOD	$56,927	$3,686,012
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$7,108	$-
Income taxes	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$-	$2,430,009
Common stock issued for license	-	-

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2012 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $252,463. An allowance for obsolete inventory has been recorded for $25,000, resulting in net inventory of $237,463.  The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Issuances of Common Stock

On February 12, 2012, the Company issued 7,500 shares of its common stock to a consultant for services valued at $1.22 per share. On February 23, 2012, the Company issued 11,111 shares of common stock upon the cashless exercise of 20,000 previously granted options. On March 17, 2012, the Company issued 9,125 shares to an executive officer for services valued at $1.37 per share. On March 17, 2012, the Company issued 6,000 shares  upon the exercise of warrants per the terms of an executive officer’s employment agreement. On March 24, 2012, the sellers of Xnergy, Inc. returned for cancellation 877,364 shares of common stock in consideration of the cancellation of the $2,632,192 stock subscription receivable.

Issuance of Preferred Stock

During the three months ended March 31, 2012 the Company issued 84,600 shares of its Series A preferred stock at $10 per share for proceeds of $846,000. Each share of Series A preferred stock is convertible into 10 shares of common stock at $1.00 per share (subject to adjustment).  Upon the Company’s common stock trading at $3.00 per share for 60 consecutive days, or on the fourth anniversary date of the issuance of the Series A Preferred Stock, the preferred stock shall automatically convert into common shares at $1.00 per share (subject to adjustment). The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. In the event of a conversion prior to the payment of the first year of dividends, the Company shall pay the full amount of dividends that the holder would have received on the first anniversary date.  The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.  The Warrants are exercisable at $3.00 per share until December 31, 2013.  The warrants are virtually identical to those issuable to shareholders of record on December 31, 2010.

Upon the exercise of a Class A Warrant for the $3.00 Exercise Price, the holder shall receive one share of Common Stock and a Class B Warrant to purchase one share of Common Stock at $6.00 per share, subject to redemption and/or temporary reduction by the Company. The Class B Warrants shall be exercisable into shares of Common Stock for three years, from the date of the last issuance of the Class B Warrants.   Upon the exercise of a Class B Warrant for the $6.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class C Warrant to purchase one share of Common Stock at

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

$12.00 per share, subject to redemption and/or temporary reduction by the Company. The Class C Warrant shall be exercisable into shares of Common Stock for three years from the date of the last issuance of the Class C Warrants.

In addition, for every ten shares of common stock issuable upon conversion of preferred stock, FINRA registered broker-dealers who introduce investors received warrants to purchase one share of common stock (10% warrant coverage) and sales commission equal to 10% of the gross proceeds of units sold by then.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to curtail or cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

During March 2012, warrants to purchase 900,000 shares of common stock at $1.16 per share were issued to the management of the Company’s subsidiary, Xnergy, Inc. for their services as an amendment to the performance criteria in their employment agreements. The warrants vest based upon certain performance criteria which have not been met as of March 31, 2012. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 171.65%, a risk free rate of 3.64% and a term of 5 years. The Company has recognized $209,637 of expense in connection with the warrants during the three months ended March 31, 2012. A summary of the Company’s warrant activity during the periods ended March 31, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2010	298,500	$1.00	9.8
Granted	97,791	1.68	5
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9.8
Expired	-	-	-
Balance Outstanding, December 31, 2011	607,791	1.63	9.8	$1,018,089
Forfeited	(8,889)	0.90	--
Exercised	(11,111)	0.90	--
Balance Outstanding, March 31, 2012	587,791	$1.68	9.5	$1,000,089
Exercisable, March 31, 2012	587,791	$1.68	9.5	$1,000,089

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

A summary of the Company’s warrant activity during the periods ended March 31, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31	2.78	$27,457,223
Granted	2,660,000	2.53	5.00
Exercised	(18,000)	1.00	--
Granted	1,000,000	3.00	10.00
Forfeited	(50,000)	1.25	--
Balance Outstanding, December 31, 2011	15,531,116	2.53	2.78	$33,801,473
Granted	900,000	1.24	5.00
Exercised	--	--	--
Forfeited	--	--	--
Balance Outstanding March 31, 2012	16,431,116	$2.12	2.53	$34,916,120
Exercisable, March 31, 2012	15,225,116	$2.22	2.53	$33,801,473

NOTE 5 - SUBSEQUENT EVENTS

On April 18, 2012 a note holder agreed to convert $677,475 of the Company’s debt to 509,533 shares of the Company’s common stock. The Company also issued 29,678 shares of its common stock to a consultant for services valued at $1.39 per share. The Company also granted 660,000 warrants to consultants with an exercise price of $1.39 per share and an expiration date of May 10, 2018. The Company extended the expiration date of 500,000 warrants previously granted to the consultants to May 10, 2017.

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

Management has also identified several energy management and energy management service companies that have been successfully operating in the residential and small commercial business segment of the energy efficiency sector. These energy service companies specialize in three categories that address small commercial businesses energy efficiency needs: lighting  and  HVAC . The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial businesses space.  Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network though a combination of joint venture/associate relationships and/or acquisitions.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011 (Actual)

Revenues

The Company recognized $1,960,740 of revenue for the three months ended March 31, 2012, as compared to $907,022 in revenues for the three months ended March 31, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($910,470) and Castrovilla, Inc. ($1,050,270).  Revenues for the three months ended March 31, 2011 include only Castrovilla, Inc. which was acquired as of January 1, 2011, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company acquired Xnergy as of September 7, 2011, effective at the close of business on August 31, 2011, whose sales are installation of alternative energy systems and maintenance.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2012 were $1,305,257 resulting in a gross profit of $655,483 or 33.4% of revenues. Castrovilla had a gross profit of $404,916 or 38.6% compared to $250,567 or 27.5% for Xnergy. By comparison, during 2011 we had a cost of sales of $394,742 with a gross profit of $512,280 or 56.5% all of which came from Castrovilla, Inc.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,045,894 for the three months ended March 31, 2012 as compared to $1,285,587 for the three months ended March 31, 2011, an increase of $760,307 or 59.1%.  In 2012 approximately $685,471 (33.5%) of the expenses were from Castrovilla and $774,157 (37.8%) were from Xnergy. The balance of $600,116 (29.3%) for 2012 was corporate administrative expense. Approximately $978,393 (47.8%) of the general and administrative expenses was for payroll costs and $167,598 (8.2%) was for professional fees in 2012.

In 2011 approximately $512,820 (39.9%) of the expenses were from Castrovilla and the balance of $772,767 was corporate administrative expense. Approximately $467,260 (36.3%) of the general and administrative expenses was for payroll costs and $123,832 (9.6%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $274,387 (13.3%) compared to $478,922 (37.3%) in 2011. We recorded depreciation and amortization expense of $630,489 in 2012 compared to $134,036 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012 but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2012 was $(181,101) compared to $(42,744) for the three months ended March 31, 2011. The increase was primarily attributable to a $173,993 change in the fair value of the warrant derivative liability in 2012 compared to $43,699 in 2011.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $2,202,001 for the three months ended March 31, 2012 as compared with a net loss of $950,087 for the three months ended March 31, 2011, an increase of $1,251,914.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $2,310,302 in 2012 compared to $950,087 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first quarter of 2012.  The net loss translates to $0.15 per share in 2012 compared to $0.07 in 2011.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011 (Pro forma)

The Company acquired Xnergy, Inc. effective September 7, 2011. The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisitions were effective January 1, 2011.

Revenues

The Company recognized $1,960,740 of revenue for the three months ended March 31, 2012, as compared to $1,941,220, for the three months ended March 31, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($910,470) and Castrovilla, Inc. ($1,050,270). Revenues for 2011 represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,034,198) and Castrovilla, Inc. ($907,022).

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2012 were $1,305,257 resulting in a gross profit of $655,483 or 33.4% of revenues. Castrovilla had a gross profit of $404,916 or 38.6% compared to $250,567 or 27.5% for Xnergy. By comparison during 2011 we had pro forma cost of sales of $999,644 with a gross profit of $941,576 or 48.5%.  $512,280 (54.4%) of the gross profit came from Castrovilla and $429,296 (45.6%) came from Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,059,744 for the three months ended March 31, 2012 as compared to pro forma $2,345,043 for the three months ended March 31, 2011, a decrease of $285,299, or 12.1%.  In 2012 approximately $685,471 (33.3%) of the expenses were from Castrovilla and $774,157 (37.6%) were from Xnergy. The balance of $600,116 (29.1%) for 2012 was corporate administrative expense. Approximately $978,393 (47.5%) of the general and administrative expenses was for payroll costs and $167,598 (8.1%) was for professional fees in 2012.

In 2011 approximately $526,545 (22.5%) of the expenses were from Castrovilla, $939,144 (40.0%) pro forma expenses were from Xnergy and the balance of $879,354 was corporate administrative expense. Approximately $600,967 (25.6%) of the pro forma general and administrative expenses was for payroll costs and $123,832 (5.3%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $274,387 (13.3%) compared to $478,922 (37.3%) in 2011. We recorded depreciation and amortization expense of $630,489 in 2012 compared to $134,036 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012 but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Net Loss

Net loss from continuing operations was $2,202,001 for the three months ended March 31, 2012 as compared with a pro forma loss of $1,483,743 for the three months ended March 31, 2011, an increase of $718,258.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $2,310,302 in 2012 compared to $1,483,743 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first quarter of 2012.  The net loss translates to $0.15 per share in 2012 compared to pro forma $0.11 in 2011.

Liquidity and Capital Resources as of March 31, 2012 compared with December 31, 2011

Net cash used in continuing operations during the three months ended March 31, 2012 totaled $1,276,636 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $2,310,302, we incurred an increase in accounts receivables of $213,965 and accounts payable and accrued expenses of $183,498 that was partially offered by common stock and options issued for services expensed at $274,387, depreciation and amortization of $630,489 and a decrease in inventory of $235,988.  Net cash used in continuing operations during the three months ended March 31, 2011 totaled $429,270 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $950,087, we incurred an increase in accounts receivables of $72,232, inventory of $23,320 and prepaid expenses and deposits of $76,548 that was partially offered by common stock and options issued for services expensed at $383,138, depreciation and amortization of $134,036 and an increase in accounts payable and accrued expenses of $36,260. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the three months ended March 31, 2012 totaled $-0-. Net cash used in investing activities during the three months ended March 31, 2011 totaled $152,240 primarily in acquiring Castrovilla.

Net cash provided by financing activities during the three months ended March 31, 2012 totaled $806,455 and resulted from $846,000 of gross proceeds from the sale of preferred stock offset by payments on notes payable of $39,545.  Net cash provided by financing activities during the three months ended March 31, 2011 totaled $367,426 and resulted from $404,333 of cash received in the acquisition of Castrovilla, offset by $36,907 of cash used to repay notes payable.

At March 31, 2012, we had a working capital deficit of $4,353,694 including $56,927 in cash and cash equivalents compared with a working capital deficit of $3,491,395 at December 31, 2011.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital deficit was the result of our negative cash flow from operations.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We are seeking additional equity and/or debt financing in order to implement our business plan. In 2011, we completed a private placement of preferred stock and warrants of $2,000,000 and an additional $846,000 in 2012.  We do not have any lines of credit or borrowing facilities to meet our cash needs.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond September 2012/. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the three months ended March 31, 2012.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011; and we are not involved in any material pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On or about February 12, 2012, the Company issued 7,500 shares of Common Stock to Brian Feingold for consulting services.

On or about February 23, 2012, the Company issued 11,111 shares of Common Stock to Brittany Jorgensen upon the cashless exercise of warrants.

On or about March 17, 2012, the Company issued 9,125 shares of Common Stock to Phillip Kranenburg for CFO services.

On or about March 17, 2012, the Company issued 6,000 shares of Common Stock to Dr. Johnny Thomas upon the cashless exercise of warrants.

During the 3 months ended March 31, 2012, the Company issued 89,100 shares of Series A Convertible Preferred Stock with a face value of $10.00 per share and 445,500 Common Stock Purchase Warrants to 8 accredited investors.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering and/or pursuant to Regulation D promulgated under the Securities Act.  An aggregate of $17,750 of commissions were paid and placement agent warrants to purchase 177,500 shares of Common Stock were issued to FINRA registered broker-dealers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None

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

BLUE EARTH, INC.
Date: May 21, 2012	By:	/S/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)