Form 10-Q
period 2012-06-30
Blue Earth, Inc.
filed 2012-08-14
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

As of August 13, 2012 the issuer had 19,222,000 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$138,606	$527,108
Accounts receivable, net	1,136,520	945,815
Inventory, net	357,860	473,451
Prepaid expenses	497,925	564,427
Total Current Assets	2,130,911	2,510,801
PROPERTY AND EQUIPMENT, net	786,132	850,751
OTHER ASSETS
Deposits	17,930	17,930
Contracts and franchise, net	9,663,959	10,846,590
Total Other Assets	9,681,889	10,864,520
TOTAL ASSETS	$12,598,932	$14,226,072
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,099,414	$1,840,909
Current portion of notes payable	533,701	533,701
Related party payables	438,041	384,369
Billings in excess of revenues	572,323	645,424
Taxes payable	448,721	230,295
Payroll payable	132,675	276,018
Preferred dividends payable	211,250	54,155
Warrant derivative liability	1,643,909	2,037,325
Total Current Liabilities	6,080,034	6,002,196
LONG TERM LIABILITIES
Long term portion of notes payable	740,196	979,338
Total Liabilities	6,820,230	6,981,534
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 324,850 and 200,000
shares issued and outstanding, respectively	325	200
Common stock; 100,000,000 shares authorized
at $0.001 par value, 18,625,802 and 18,703,182
shares issued and outstanding, respectively	18,626	18,703
Additional paid-in capital	33,955,229	33,771,622
Stock subscription receivable	-	(2,632,192)
Accumulated deficit	(28,195,478)	(23,913,795)
Total Stockholders' Equity	5,778,702	7,244,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,598,932	$14,226,072

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$1,693,236	$1,136,614	$3,653,976	$2,043,636
COST OF SALES	1,086,884	357,561	2,392,141	752,303
GROSS PROFIT	606,352	779,053	1,261,835	1,291,333

OPERATNG EXPENSES
Depreciation and amortization	616,761	141,713	1,247,250	275,749
General and administrative	2,337,817	1,344,667	4,383,711	2,630,254

Total Operating Expenses	2,954,578	1,486,380	5,630,961	2,906,003

LOSS FROM OPERATIONS	(2,348,226)	(707,327)	(4,369,126)	(1,614,670)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	543,409	107,898	369,416	64,199
Interest income	-	1	-	956
Interest expense	(36,738)	-	(43,846)	-
Liquidated damages expense	-	-	-	-

TOTAL OTHER INCOME (EXPENSE)	506,671	107,899	325,570	65,155

LOSS BEFORE INCOME TAXES	(1,841,555)	(599,428)	(4,043,556)	(1,549,515)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,841,555)	$(599,428)	$(4,043,556)	$(1,549,515)

PREFERRED DIVIDENDS	(129,826)	-	(238,127)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,971,381)	$(599,428)	$(4,281,683)	$(1,549,515)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.04)	$(0.22)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	18,399,405	13,575,389	18,523,071	13,504,978

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss from continuing operations	$(4,281,683)	$(1,549,515)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	541,986	342,179
Warrant derivative liability	(393,416)	(64,199)
Stock issued for services	308,686	521,784
Amortization of beneficial conversion feature	4,725	-
Depreciation and amortization	1,247,250	275,749
Changes in operating assets and liabilities:
Accounts receivable	(190,705)	(504,398)
Inventory	115,591	(235,826)
Prepaid expenses and deposits	66,502	(751,144)
Accrued dividends payable	164,294	-
Accounts payable and accrued expenses	282,487	242,163
Net Cash Used in Continuing Operating Activities	(2,134,283)	(1,723,207)
INVESTING ACTIVITIES
Acquisition of subsidiaries	-	(150,000)
Purchase of property and equipment	-	(81,927)
Net Cash Used in Investing Activities	-	(231,927)
FINANCING ACTIVITIES
Cash received in purchase of subsidiary	-	404,333
Proceeds from preferred stock	1,228,500	-
Proceeds from notes payable	500,000	-
Proceeds from related party loans	55,000	-
Repayment of notes payable	(36,391)	(94,006)
Repayment of notes payable-related party	(1,328)	-
Net Cash Provided by Financing Activities	1,745,781	310,327
Effect of exchange rate changes on cash	-	-
NET INCREASE (DECREASE) IN CASH	(388,502)	(1,644,807)
CASH AT BEGINNING OF PERIOD	527,108	3,900,096
CASH AT END OF PERIOD	$138,606	$2,255,289
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$17,734	$-
Income taxes	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$-	$2,430,009
Common stock issued for license	-	177,000
Common stock issued for debt	677,476	-
Common stock issued for preferred stock and dividends payable	7,199	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of June 30, 2012 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $382,860. An allowance for obsolete inventory has been recorded for $25,000, resulting in net inventory of $357,860.  The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Issuances of Common Stock

On February 12, 2012 the Company issued 7,500 shares of its common stock to a consultant for services valued at $1.22 per share. On February 23, 2012 the Company issued 11,111 shares of common stock for the cancellation of 20,000 previously issued options. On March 17, 2012 the Company issued 9,125 shares to an executive officer for services valued at $1.37 per share. On March 17, 2012 the Company issued 6,000 shares upon the exercise of warrants per the terms of the employment agreement. On March 24, 2012 the sellers of Xnergy, Inc. returned for cancellation 877,364 shares of common stock for the cancellation of the $2,632,192 stock subscription receivable. On April 16, 2012, the Company issued 65,217 shares of its common in exchange for 6,000 shares of its series A preferred stock and accrued dividends of $7,195. The Company also issued 29,678 shares of its common stock for services valued at $41,135. On April 25, 2012, the Company issued 509,533 shares of its common stock as partial settlement of a note payable in the amount of $677,475. On

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

May 4, 2012 the Company received and cancelled 84,180 shares of its common stock upon the cashless exercise of warrants whereby it simultaneously issued 100,000 shares of its common stock. On May 7, 2012 the Company issued 90,000 shares of its common stock for services valued at $117,900. On May 16, 2012 the Company issued 40,000 shares of its common stock for services valued at $48,000. On May 18, 2012 the Company issued 16,000 shares upon the exercise of warrants per the terms of the employment agreement.

Issuance of Preferred Stock

During the six months ended June 30, 2012 the Company issued 97,850 shares of its Series A preferred stock at $10 per share for proceeds of $978,500. Each share of Series A preferred stock is convertible into 10 shares of common stock. Each share not previously converted shall be automatically converted by the Company at $1.00 per share upon the earlier of the fourth anniversary of the date of issuance or upon the Company’s common stock trading at least $2.25 per share for 60 consecutive days. The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

During the six months ended June 30, 2012 the Company issued 33,000 shares of its Series B preferred stock at $10 per share for cash proceeds of $253,000 and $80,000 of consulting services. Each share of Series B preferred stock is convertible into 10 shares of common stock. Each share not previously converted shall be automatically converted by the Company at $1.00 per share upon the earlier of the fourth anniversary of the date of issuance or upon the Company’s common stock trading at least $2.20 per share for 60 consecutive days. The Series B preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series B preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

Notes Payable

During the six months ended June 30, 2012 the Company received $400,000 in proceeds from demand notes payable. The demand notes accrue interest at 12% per annum and are unsecured. The Company also received $100,000 of proceeds from a note payable. The note payable accrues interest at 10% per annum, is unsecured and due by April 30, 2013.

Related Party Notes Payable

During the six months ended June 30, 2012 the Company received $55,000 in proceeds from a demand note payable from a director of the Company. The demand note payable accrues interest at 12% per annum and is unsecured.

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

During March 2012, warrants to purchase 900,000 shares of common stock at $1.16 per share were issued to the management of the Company’s subsidiary, Xnergy, Inc. for their services as an amendment to the performance criteria in employment agreements. The 100,000 warrants vested based upon certain performance criteria. The performance criteria for the remaining 800,000 warrants have not been met as of June 30, 2012. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 171.65%, a risk free rate of 3.64% and a term of 5 years. During April and May 2012, warrants to purchase 1,385,000 shares of common stock at $0.10 to $1.39 per share were issued to the various Company consultants subsidiary for their services 715,000 warrants vested based upon certain performance criteria. The performance criteria for the remaining 675,000 warrants have not been met as of June 30, 2012. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 163.99%, a risk free rate of 3.64% and a term of 1.5 to 5.5 years. The Company has recognized $522,365 of expense in connection with the warrants during the six months ended June 30, 2012. A summary of the Company’s warrant activity during the periods ended June 30, 2012 and December 31, 2011 is presented below:

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2010	298,500	$1.00	9.8
Granted	97,791	1.68	5
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9.8
Expired	—	—	—
Balance Outstanding, December 31, 2011	607,791	1.63	9.8	$1,018,089
Granted	52,720
Forfeited	(8,889)	0.90	--
Exercised	(11,111)	0.90	--
Balance Outstanding, June 30, 2012	640,511	$1.60	9.5	$1,062,197
Exercisable, June 30, 2012	340,511	$1.60	9.5	$546,197

A summary of the Company’s warrant activity during the periods ended June 30, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31	2.78	$27,457,223
Granted	2,660,000	2.53	5.00
Exercised	(18,000)	1.00	--
Granted	1,000,000	3.00	10.00
Forfeited	(50,000)	1.25	--
Balance Outstanding, December 31, 2011	15,531,116	2.53	2.78	$33,801,473
Granted	2,285,000	1.24	5.00
Exercised	(100,000)	--	--
Forfeited	--	--	--
Balance Outstanding June 30, 2012	17,716,116	$2.17	3.53	$36,498,268
Exercisable, June 30 , 2012	16,090,116	$2.06	3.53	$34,935,056

NOTE 5 - SUBSEQUENT EVENTS

On July 10, 2012 the Company received $400,000 in proceeds from its notes payable. The Company received an additional $200,000 of proceeds from its notes payable on August 7, 2012 for which the Company issued 50,00 warrants with a $0.10 exercise price.

On July 19, 2012 the Company issued 12,000 shares upon the exercise of warrants per the terms of the employment agreement. The Company also issued 5,000 shares of its common stock to an executive officer under the terms of his employment contract.

On July 30, 2012, 19,000 shares of Preferred Series A stock and $22,800 of accrued dividends were converted into 212,800 shares of common stock. Also the seller of the SwitchGenie technology agreed to return for cancellation of 75,000 shares of the Company’s common stock and to the cancellation of 160,000 stock purchase warrants.

On August 1, 2012 the Company issued 13,000 shares of its common stock upon the exercise of warrants for cash of $12,000 and accrued compensation of $1,000.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

On August 2, 2012 (a) $500,000 of notes payable and accrued interest of $11,441 were converted into 51,144 shares of Series B preferred stock and warrants to purchase 225,720 shares of common stock and (b) $200,000 of notes payable and accrued interest of $1,580 were converted into 20,158 shares of Series B Preferred stock and warrants to purchase 100,790 shares of common stock. The Company also issued 15,457 shares of its common stock for $19,354 of accrued compensation.

On August 3, 2012 the Company issued 17,000 shares of its common stock upon the exercise of warrants for $17,000 of cash.

On August 9, 2012 the Company issued 19,000 shares of its Series B Preferred stock and warrants to purchase 114,000 shares for cash proceeds of $190,000. The Company also issued 3,500 shares of its Series B preferred stock and warrants to purchase 17,500 shares for $35,000 of legal services. The Company also issued 366,529 common shares at $1.328 per share to acquire certain solar projects in Hawaii and 29,412 common shares at $1.02 in satisfaction of an accrued liability.

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

Management has also identified several energy management and energy management service companies that have been successfully operating in the residential and small commercial business segment of the energy efficiency sector. These energy service companies specialize in three categories that address small commercial businesses energy efficiency needs: lighting  and  HVAC . The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial businesses space.  Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network through a combination of joint venture/associate relationships and/or acquisitions.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011 (Actual)

Revenues

The Company recognized $1,693,236 of revenue for the three months ended June 30, 2012, as compared to $1,136,614 in revenues for the three months ended June 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($906,998) and Castrovilla, Inc. ($786,238).  Revenues for the three months ended June 30, 2011 include only Castrovilla, Inc. which was acquired as of January 1, 2011, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company acquired Xnergy as of September 7, 2011, effective at the close of business on August 31, 2011, whose sales are installation of alternative energy systems and maintenance.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2012 were $1,086,884 resulting in a gross profit of $606,352 or 35.8% of revenues. Castrovilla had a gross profit of $487,053 or 61.9% compared to $119,299 or 13.2% for Xnergy. By comparison, during 2011 we had a cost of sales of $357,561 with a gross profit of $779,053 or 68.5% all of which came from Castrovilla, Inc.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,337,817 for the three months ended June 30, 2012 as compared to $1,344,667 for the three months ended June 30, 2011, an increase of $993,150 or 73.9%.  In 2012 approximately $670,811 (28.7%) of the expenses were from Castrovilla and $621,107 (26.6%) were from Xnergy. The balance of $1,045,899 (44.7%) for 2012 was corporate administrative expense. Approximately $971,168 (41.5%) of the general and administrative expenses was for payroll costs and $180,966 (7.7%) was for professional fees in 2012.

In 2011 approximately $596,887 (44.4%) of the expenses were from Castrovilla and the balance of $747,780 was corporate administrative expense. Approximately $467,260 (34.7%) of the general and administrative expenses was for payroll costs and $123,832 (9.2%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $556,663 (23.8%) compared to $385,041 (28.6%) in 2011. We recorded depreciation and amortization expense of $616,761 in 2012 compared to $141,713 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012 but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2012 was $506,671 compared to $107,899 for the three months ended June 30, 2011. The increase was primarily attributable to a $543,409 change in the fair value of the warrant derivative liability in 2012 compared to $107,898 in 2011.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $1,841,555 for the three months ended June 30, 2012 as compared with a net loss of $599,428 for the three months ended March 31, 2011, an increase of $1,242,127.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $1,971,381 in 2012 compared to $599,428 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first half of 2012.  The net loss translates to $0.10 per share in 2012 compared to $0.04 in 2011.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011 (Pro forma)

The Company acquired Xnergy, Inc. effective September 7, 2011. The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisitions were effective January 1, 2011.

Revenues

The Company recognized $1,693,236 of revenue for the three months ended June 30, 2012, as compared to $1,136,614, for the three months ended June 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($906,998) and Castrovilla, Inc. ($786,238). Pro forma revenues for 2011 represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($143,248) and Castrovilla, Inc. ($993,366).

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2012 were $1,086,884 resulting in a gross profit of $606,352 or 35.8% of revenues.  Castrovilla had a gross profit of $487,053 or 61.9% compared to $119,299 or 13.2% for Xnergy. By comparison during 2011 we had pro forma cost of sales of $1,278,072 with a gross profit of $1,017,141 or 44.3%.  $434,469 (42.7%) of the gross profit came from Castrovilla and $582,672 (57.3%) came from Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,337,817 for the three months ended June 30, 2012 as compared to pro forma expenses of $2,420,204 for the three months ended June 30, 2011, a decrease of $82,387 or 3.4%.  In 2012, approximately $670,811 (28.7%) of the expenses were from Castrovilla and $621,107 (26.6%) were from Xnergy. The balance of $1,045,899 (44.7%) for 2012 was corporate administrative expense. Approximately $971,168 (41.5%) of the general and administrative expenses was for payroll costs and $180,966 (7.7%) was for professional fees in 2012.

In 2011 approximately $596,887 (24.7%) of the expenses were from Castrovilla, $920,100 (38.0%) pro forma expenses were from Xnergy and the balance of $903,217 was corporate administrative expense. Approximately $418,470 (17.3%) of the pro forma general and administrative expenses was for payroll costs and $204,426 (8.4%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $556,663 (23.8%) compared to $385,041 (15.9%) in 2011. We recorded depreciation and amortization expense of $616,761 in 2012 compared to $141,713 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012 but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Net Loss

Net loss from continuing operations was $1,841,555 for the three months ended June 30, 2012 as compared with a pro forma loss of $1,032,435 for the three months ended June 30, 2011, an increase of $809,120.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $1,971,381 in 2012 compared to $1,032,435 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first six months of 2012.  The net loss translates to $0.10 per share in 2012 compared to pro forma $0.08 in 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011 (Actual)

Revenues

The Company recognized $3,653,976 of revenue for the six months ended June 30, 2012, as compared to $2,043,636 in revenues for the six months ended June 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,817,468) and Castrovilla, Inc. ($1,836,508).  Revenues for the six months ended June 30, 2011 include only Castrovilla, Inc. which was acquired as of January 1, 2011, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company acquired Xnergy as of September 7, 2011, effective at the close of business on August 31, 2011, whose sales are installation of alternative energy systems and maintenance.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2012 were $2,392,141 resulting in a gross profit of $1,261,835 or 34.5% of revenues. Castrovilla had a gross profit of $891,969 or 48.6% compared to $369,866 or 20.3% for Xnergy. By comparison, during 2011 we had a cost of sales of $752,303 with a gross profit of $1,291,333 or 63.2% all of which came from Castrovilla, Inc.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $4,383,711 for the six months ended June 30, 2012 as compared to $2,630,254 for the six months ended June 30, 2011, an increase of $1,753,457 or 66.7%.  In 2012 approximately $1,294,640 (29.5%) of the expenses were from Castrovilla and $1,395,263 (31.8%) were from Xnergy. The balance of $1,693,808 (38.6%) for 2012 was corporate administrative expense. Approximately $1,949,561 (44.5%) of the general and administrative expenses was for payroll costs and $348,564 (8.0%) was for professional fees in 2012.

In 2011 approximately $1,109,707 (42.2%) of the expenses were from Castrovilla and the balance of $1,520,547 was corporate administrative expense. Approximately $984,231 (37.4%) of the general and administrative expenses was for payroll costs and $328,258 (12.5%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $831,050 (19.0%) compared to $863,963 (32.8%) in 2011. We recorded depreciation and amortization expense of $1,247,250 in 2012 compared to $275,749 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012, but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2012 was $325,570 compared to $65,155 for the six months ended June 30, 2011. The increase was primarily attributable to a $369,416 change in the fair value of the warrant derivative liability in 2012 compared to $64,199 in 2011.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss from continuing operations was $4,043,556 for the six months ended June 30, 2012 as compared with a net loss of $1,549,515 for the six months ended June 30, 2011, an increase of $2,494,041.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $4,281,683 in 2012 compared to $1,549,515 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first six months of 2012.  The net loss translates to $0.22 per share in 2012 compared to $0.11 in 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011 (Pro forma)

The Company acquired Xnergy, Inc. effective September 7, 2011. The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisitions were effective January 1, 2011.

Revenues

The Company recognized $3,653,976 of revenue for the six months ended June 30, 2012, as compared to pro forma $4,236,432, for the six months ended June 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,817,468) and Castrovilla, Inc. ($1,836,508). Pro forma revenues for 2011 represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,192,796) and Castrovilla, Inc. ($2,043,636).

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2012 were $2,392,141 resulting in a gross profit of $1,261,835 or 34.5% of revenues. Castrovilla had a gross profit of $891,969 or 48.6% compared to $369,866 or 20.3% for Xnergy. By comparison during 2011 we had pro forma cost of sales of $2,277,716 with a gross profit of $1,958,716 or 46.2%.  $1,291,333 (65.9%) of the gross profit came from Castrovilla and $667,383 (34.1%) came from Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $4,383,711 for the six months ended June 30, 2012 as compared to pro forma $4,765,247 for the six months ended June 30, 2011, a decrease of $381,536, or 8.0%.  In 2012 approximately $1,294,640 (29.5%) of the expenses were from Castrovilla and $1,395,263 (31.8%) were from Xnergy. The balance of $1,693,808 (38.6%) for 2012 was corporate administrative expense. Approximately $1,949,561 (44.5%) of the general and administrative expenses was for payroll costs and $348,564 (8.0%) was for professional fees in 2012.

In 2011 approximately $1,109,707 (23.3%) of the expenses were from Castrovilla, $1,859,244 (39.0%) pro forma expenses were from Xnergy and the balance of $1,796,296 was corporate administrative expense. Approximately $1,321,787 (27.7%) of the pro forma general and administrative expenses was for payroll costs and $328,258 (6.9%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $831,050 (19.0%) compared to $863,963 (32.8%) in 2011. We recorded depreciation and amortization expense of $1,247,250 in 2012 compared to $275,749 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012, but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Net Loss

Net loss from continuing operations was $4,043,556 for the six months ended June 30, 2012 as compared with a pro forma loss of $2,626,867 for the six months ended June 30, 2011, an increase of $1,416,689.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $4,281,683 in 2012 compared to $2,626,867 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first half of 2012.  The net loss translates to $0.22 per share in 2012 compared to pro forma $0.19 in 2011.

Liquidity and Capital Resources as of June 30, 2012 compared with December 31, 2011

Net cash used in continuing operations during the six months ended June 30, 2012 totaled $2,134,283 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $4,281,683, we incurred an increase in accounts receivables of $190,705 that was partially offered by common stock and options issued for services expensed at $850,672, depreciation and amortization of $1,247,250 and a decrease in inventory of $115,591.  Net cash used in continuing operations during the six months ended June 30, 2011 totaled $1,723,207 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $1,549,515, we incurred an increase in accounts receivables of $504,398, inventory of $235,826 and prepaid expenses and deposits of $751,144 that was partially offered by common stock and options issued for services expensed at $863,963, depreciation and amortization of $275,749 and an increase in accounts payable and accrued expenses of $242,163. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the six months ended June 30, 2012 totaled $-0-. Net cash used in investing activities during the six months ended June 30, 2011 totaled $231,927 primarily in acquiring Castrovilla.

Net cash provided by financing activities during the six months ended June 30, 2012 totaled $1,745,781 and resulted from $1,228,500 of gross proceeds from the sale of preferred stock and $555,000 of gross proceeds from notes payable. The cash inflows were offset by principal payments on notes payable of $36,391 and notes payable to related parties of $1,328.  Net cash provided by financing activities during the six months ended June 30, 2011 totaled $310,327 and resulted from $404,333 of cash received in the acquisition of Castrovilla, offset by $94,006 of cash used to repay notes payable.

At June 30, 2012, we had a working capital deficit of $3,949,123 including $138,606 in cash and cash equivalents compared with a working capital deficit of $3,491,395 at December 31, 2011.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital deficit was the result of our negative cash flow from operations.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We are seeking additional equity and/or debt financing in order to implement our business plan. In 2011, we completed a private placement of preferred stock and warrants of $2,000,000 and an additional $1,783,500 as of June 30, 2012.  We do not have any lines of credit or borrowing facilities to meet our cash needs.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond December 2012. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the six months ended June 30, 2012.

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

ITEM 1A. RISK FACTORS.  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended June 30, 2012, the Registrant sold 27,750 shares of its Series A Preferred Stock and 33,000 shares of its Series B preferred Stock at $10 per share for gross proceeds of $607,500 to an aggregate of 8 different accredited investors. Each share of preferred stock is convertible into 10 shares of common stock. The holders of preferred stock received warrants to purchase one share of common stock for every two shares of common stock issuable upon conversion of the preferred stock. The warrants are exercisable at $3.00 per share until December 13, 2013 for one share of common stock and one Class B warrant exercisable at $6.00 per share for three years from the date of issuance of the class B warrant. Each Class B warrant is exercisable for one share of common stock and one Class C warrant. Each Class C warrant is exercisable at $12.00 per share for three years from the date of issuance for one share of common stock. The Registrant paid sales commissions of $21,250 to Legend Merchant Group a FINRA registered broker-dealer. The Registrant claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements signed by each investor. The net proceeds of the offering were used for working capital purposes.

On April 16, 2012, the Company issued 65,217 shares of Common Stock to upon conversion of 6,000 Class A preferred stock and accrued dividends.

On April 18, 2012, the Company issued 29,678 shares of Common Stock for accounting services.

On April 25, 2012, the Company issued 509,533 of Common Stock to for conversion of $677,475 of debt.

On May 4, 2012, the Company issued 100,000 shares of Common Stock upon the cashless exercise of warrants.

On May 7, 2012, the Company issued 90,000 shares of Common Stock for services.

On May 16, 2012, the Company issued 40,000 shares of Common Stock for services.

On May 18, 2012, the Company issued 16,000 shares of Common Stock upon the cashless exercise of warrants.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering and/or pursuant to Regulation D promulgated under the Securities Act.  No commissions were paid and no underwriter or placement agent was involved in these transactions.

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

BLUE EARTH, INC.
Date: August 14, 2012	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)