Form 10-Q
period 2012-09-30
Blue Earth, Inc.
filed 2012-11-13
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012 the issuer had 19,471,836 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$1,191,654	$527,108
Accounts receivable, net	935,576	945,815
Inventory, net	316,630	473,451
Construction in progress	835,771	-
Prepaid expenses	261,194	564,427
Total Current Assets	3,540,825	2,510,801
PROPERTY AND EQUIPMENT, net	751,642	850,751
OTHER ASSETS
Deposits	17,930	17,930
Contracts and franchise, net	8,830,260	10,846,590
Total Other Assets	8,848,190	10,864,520
TOTAL ASSETS	$13,140,657	$14,226,072
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,896,517	$1,840,909
Current portion of notes payable	533,701	533,701
Related party payables	532,572	384,369
Billings in excess of revenues	844,043	645,424
Taxes payable	76,994	230,295
Payroll payable	145,491	276,018
Preferred dividends payable	337,663	54,155
Warrant derivative liability	668,646	2,037,325
Total Current Liabilities	5,035,627	6,002,196
LONG TERM LIABILITIES
Long term portion of notes payable	748,459	979,338
Total Liabilities	5,784,086	6,981,534
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 543,402 and 200,000
shares issued and outstanding, respectively	543	200
Common stock; 100,000,000 shares authorized
at $0.001 par value, 19,391,724 and 18,703,182
shares issued and outstanding, respectively	19,392	18,703
Additional paid-in capital	37,409,584	33,771,622
Stock subscription receivable	-	(2,632,192)
Accumulated deficit	(30,072,948)	(23,913,795)
Total Stockholders' Equity	7,356,571	7,244,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,140,657	$14,226,072

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$1,741,256	$1,129,491	$5,395,232	$3,173,127
COST OF SALES	1,226,090	591,907	3,618,231	1,344,210
GROSS PROFIT	515,166	537,584	1,777,001	1,828,917

OPERATNG EXPENSES
Depreciation and amortization	614,272	229,369	1,861,522	505,118
General and administrative	2,478,668	2,189,080	6,862,379	4,819,334

Total Operating Expenses	3,092,940	2,418,449	8,723,901	5,324,452

LOSS FROM OPERATIONS	(2,577,774)	(1,880,865)	(6,946,900)	(3,495,535)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	975,263	(697,746)	1,344,679	(633,547)
Interest income	-	1	-	957
Interest expense	(31,138)	(19,885)	(74,984)	(48,969)
Liquidated damages expense	-	-	-	-

TOTAL OTHER INCOME (EXPENSE)	944,125	(717,630)	1,269,695	(681,559)

LOSS BEFORE INCOME TAXES	(1,633,649)	(2,598,495)	(5,677,205)	(4,177,094)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,633,649)	$(2,598,495)	$(5,677,205)	$(4,177,094)

PREFERRED DIVIDENDS	(243,821)	-	(481,948)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,877,470)	$(2,598,495)	$(6,159,153)	$(4,177,094)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.17)	$(0.30)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	19,014,439	14,986,329	18,688,056	14,053,860

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss from continuing operations	$(6,159,153)	$(4,177,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options and stock warrants issued for services	968,822	757,452
Warrant derivative liability	(1,368,679)	633,547
Stock issued for services	412,663	557,477
Derivative attached to preferred stock	140,300	-
Depreciation and amortization	1,861,522	505,118
Changes in operating assets and liabilities:
Accounts receivable	10,239	(170,934)
Inventory	156,821	(355,070)
Prepaid expenses and deposits	303,233	(472,805)
Construction in progress	(349,120)	-
Accrued dividends payable	341,679	-
Accounts payable and accrued expenses	82,399	(179,407)
Net Cash Used in Operating Activities	(3,599,274)	(2,901,716)
INVESTING ACTIVITIES
Acquisition of subsidiaries	-	(604,670)
Purchase of license	-	(100,000)
Purchase of property and equipment	-	(41,408)
Net Cash Used in Investing Activities	-	(746,078)
FINANCING ACTIVITIES
Cash received in purchase of subsidiary	-	1,800,978
Proceeds from preferred stock	2,956,000	1,000,000
Proceeds from notes payable	1,208,551	-
Proceeds from related party loans	155,000	120,892
Repayment of notes payable	(48,934)	(1,585,341)
Repayment of notes payable-related party	(6,797)	-
Net Cash Provided by Financing Activities	4,263,820	1,336,529
NET INCREASE (DECREASE) IN CASH	664,546	(2,311,265)
CASH AT BEGINNING OF PERIOD	527,108	3,900,096
CASH AT END OF PERIOD	$1,191,654	$1,588,831
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$53,597	$48,969
Income taxes	-	-
NON CASH FINANCING ACTIVITIES:
Preferred shares and warrants issued for debt	$713,020	$-
Common stock issued for contracts	486,651	-
Common stock issued for acquisition of subsidiary	-	10,127,860
Common stock issued for license	-	177,000
Common stock issued for debt	677,476	-
Common stock issued for preferred stock and dividends payable	58,171	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012 and 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of September 30, 2012 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $341,630. An allowance for obsolete inventory has been recorded for $25,000, resulting in net inventory of $316,630.  The Company does not have any work in progress.

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

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

May 4, 2012 the Company received and cancelled 84,180 shares of its common stock upon the cashless exercise of warrants whereby it simultaneously issued 100,000 shares of its common stock. On May 7, 2012 the Company issued 90,000 shares of its common stock for services valued at $117,900. On May 16, 2012 the Company issued 40,000 shares of its common stock for services valued at $48,000. On May 18, 2012 the Company issued 16,000 shares  upon the exercise of warrants per the terms of the employment agreement. On July 19, 2012 the Company issued 5,000 shares  upon the exercise of warrants per the terms of the employment agreement. On July 20, 2012 the Company issued 12,000 shares  upon the exercise of warrants per the terms of the employment agreement. On July 30, 2012 the Company issued 212,800 shares upon the conversion of 19,000 shares of preferred stock and the related accrued dividends. On August 1, 2012 the Company issued 13,000 shares  upon the exercise of warrants per the terms of the employment agreement. On August 2, 2012 the Company issued 15,457 shares for services valued at $19,354. On August 3, 2012 the Company issued 17,000 shares  upon the exercise of warrants per the terms of the employment agreement. On August 9, 2012 the Company issued 366,529 shares to purchase certain solar projects in the state of Hawaii valued at $486,651. The Company also issued 29,412 shares for services valued at $30,000. On August 15, 2012 the Company received and cancelled 56,903 shares of its common stock upon the cashless exercise of warrants whereby it simultaneously issued 70,000 shares of its common stock. On August 16, 2012 the Company issued 13,627 shares for services valued at $19,623. On August 20, 2012 the Company issued 5,000 shares  upon the exercise of warrants per the terms of the employment agreement. On August 30, 2012 the Company issued 13,000 shares  upon the exercise of warrants per the terms of the employment agreement. On September 10, 2012 the Company issued 13,000 shares  upon the exercise of warrants per the terms of the employment agreement. On September 24, 2012 the Company issued 100,000 shares upon the conversion of 10,000 shares of preferred stock and the related accrued dividends. On September 28, 2012 the Company issued 12,000 shares  upon the exercise of warrants per the terms of the employment agreement.

Issuance of Preferred Stock

During the nine months ended September 30, 2012 the Company issued 97,850 shares of its Series A preferred stock at $10 per share for proceeds of $978,500. Each share of Series A preferred stock is convertible into 10 shares of common stock. Each share not previously converted shall be automatically converted by the Company at $1.00 per share upon the earlier of the fourth anniversary of the date of issuance or upon the Company’s common stock trading at least $2.25 per share for 60 consecutive days. The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

During the nine months ended September 30, 2012 the Company issued 280,552 shares of its Series B preferred stock at $10 per share for cash proceeds of $1,977,500 and $115,000 of consulting services. The Company also issued 71,302 shares of its Series B preferred stock for $713,020 of debt at $10 per share. Each share of Series B preferred stock is convertible into 10 shares of common stock. Each share not previously converted shall be automatically converted by the Company at $1.00 per share upon the earlier of the fourth anniversary of the date of issuance or upon the Company’s common stock trading at least $3.00 per share for 60 consecutive days. The Series B preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series B preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

Notes Payable

During the nine months ended September 30, 2012 the Company received $1,100,000 in proceeds from demand notes payable. The demand notes accrue interest at 12% per annum and are unsecured. The Company also received $100,000 of proceeds from a convertible note payable. The convertible note payable accrues interest at 10% per annum, is unsecured and due by April 30, 2013. The convertible note payable is convertible into shares of the Company’s common stock at a discount of 30% of the 10 day average market price. The Company has valued the beneficial conversion feature (BCF) attached to the convertible note payable using the intrinsic method at $30,000. The Company has recorded $4,725 of additional interest expense due to the amortization of the BCF during the nine months ended September 30, 2012.

Related Party Notes Payable

During the nine months ended September 30, 2012 the Company received $155,000 in proceeds from a demand note payable from a director of the Company. The demand note payable accrues interest at 12% per annum and is unsecured.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

On January 2, 2012, the Company issued 52,720 of options to an executive officer for services. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 171.65%, a risk free rate of 3.64% and a term of 5 years. During March 2012, warrants to purchase 900,000 shares of common stock at $1.16 per share were issued to the management of the Company’s subsidiary, Xnergy, Inc. for their services as an amendment to the performance criteria in employment agreements. 250,000 warrants vested based upon certain performance criteria. The performance criteria for the remaining 650,000 warrants have not been met as of September 30, 2012. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 171.65%, a risk free rate of 3.64% and a term of 5 years. During April and May 2012, warrants to purchase 1,385,000 shares of common stock at $0.10 to $1.39 per share were issued to the various Company consultants for their services 715,000 warrants vested based upon certain performance criteria. The performance criteria for the remaining 670,000 warrants have not been met as of September 30, 2012. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 163.99%, a risk free rate of 3.64% and a term of 1.5 to 5.5 years. The Company has recognized $968,822 of expense in connection with the warrants during the nine months ended September 30, 2012. On August 7, 2012, the Company issued 50,000 of warrants to a consultant for services. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 168,50%, a risk free rate of 3.64% and a term of 5 years. A summary of the Company’s option activity during the periods ended September 30, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2010	298,500	$1.00	9.8
Granted	97,791	1.68	5
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9.8
Expired	—	—	—
Balance Outstanding, December 31, 2011	607,791	1.63	9.8	$1,018,089
Granted	52,720
Forfeited	(8,889)	0.90	--
Exercised	(11,111)	0.90	--
Balance Outstanding, September 30, 2012	640,511	$1.60	9.25	$1,062,197
Exercisable, September 30, 2012	340,511	$1.60	9.25	$546,197

A summary of the Company’s warrant activity during the periods ended September 30, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31	2.78	$27,457,223
Granted	2,660,000	2.53	5.00
Exercised	(18,000)	1.00	--
Granted	1,000,000	3.00	10.00
Forfeited	(50,000)	1.25	--
Balance Outstanding, December 31, 2011	15,531,116	2.53	2.78	$33,801,473
Granted	3,685,510	0.75	4.75
Exercised	(280,000)	--	--
Forfeited	--	--	--
Balance Outstanding September 30, 2012	18,936,626	$2.03	3.28	$36,647,976
Exercisable, September 30 , 2012	17,310,626	$1.94	3.28	$35,079,910

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

On October 8, 2012 the Company granted 10,000 options under its 2009 Incentive Plan with an exercise price of $1.23 per share with 1/3 vesting immediately and 1/3 annually thereafter.

The Company also issued 35,112 shares in satisfaction of $50,000 of the debt of a subsidiary and 3,000 shares to employees as an incentive bonus.

On October 10, 2012 the Company issued 2,500 shares of Series B preferred stock.

On October 16, 2012 the Company issued 10,000 shares under the terms of the employment agreement of an executive officer.

On October 26, 2012 the Company issued 9,000 shares under the terms of the employment agreement of an executive officer.

On October 30, 2012, Blue Earth Inc. (the “Company”) executed a Secured Promissory Note (the “Note”) in the principal amount of $800,000 payable to Laird Q. Cagan (the “Lender”) its Chairman of the Board of Directors.  The Note evidences a loan made in connection with the Company’s commencement of design, engineering, permitting, and construction services to be provided by a subsidiary of the Company with respect to five photovoltaic installations (the “Projects”) located in Southern California. The Loan together with secured interest at the rate of 12% per annum is due and payable on May 1, 2013.  The Loan may be pre-paid at any time.  In addition, following the completion of construction of the Project(s), in the event that the Company, or its subsidiaries, receives any proceeds (directly or indirectly) from the U.S. Treasury Department of the 1603 Grant(s), the Company shall immediately pay such proceeds to the Lender, and the interest and principal amount of the Loan shall be reduced via payment to Lender of said proceeds. The Loan is secured by the proceeds of the above-stated grants; all machinery, equipment, furniture and fixtures utilized for the Projects and all contractual rights in connection with the Projects.

On November 6, 2012, the Company entered into an Independent Consulting Agreement with Company’s Chairman of the Board of Directors, Laird Cagan. Cagan has been retained to actively participate in the review and negotiations of project finance opportunities, corporate finance, initiating leads for potential partners/relations for all business activities of the Company.  In consideration of the services, the Company has issued Cagan a warrant to purchase 1,000,000 shares of Common Stock, exercisable at $.01 per share, for a ten year exercise period.

On November 6, 2012 the Company issued a total of 135,942 shares under the terms of two consulting services agreements.

On November 7, 2012 the Company issued 20,000 shares under the terms of the employment agreement of an executive officer.

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

Blue Earth entered into a Purchase and Sale Agreement (the “PSA”) dated as of July 26, 2012, with White Horse Energy, LLC.  The PSA provides for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company (the “SPE”).  The SPE is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the third quarter of 2012 and is expected to be completed no later than the first quarter of 2013.  The project is valued at approximately $2 million and consists of a solar PV system mounted on the ground.

On August 3, 2012, Blue Earth announced that it acquired the exclusive rights to construct seven different solar PV projects totaling approximately 3.5 megawatts DC in Hawaii.  The projects are valued at approximately $15 million.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011 (Actual)

Revenues

The Company recognized $1,741,256 of revenue for the three months ended September 30, 2012, as compared to $1,129,491 in revenues for the three months ended September 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,056,156) and Castrovilla, Inc. ($685,100).  Revenues for the three months ended September 30, 2011 include $876,826 from Castrovilla, Inc. which was acquired as of January 1, 2011, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company acquired Xnergy as of September 7, 2011, effective at the close of business on August 31, 2011, whose $252,665 sales are from installation of alternative energy systems and maintenance.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2012 were $1,226,090 resulting in a gross profit of $515,166 or 29.6% of revenues. Castrovilla had a gross profit of $395,867 or 57.8% compared to $119,299 or 11.3% for Xnergy. By comparison, during 2011 we had a cost of sales of $591,907 with a gross profit of $537,584 or 47.6%. Castrovilla had a gross profit of $533,928 or 60.9% compared to $3,656 or 1.5% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,478,668 for the three months ended September 30, 2012 as compared to $2,189,080 for the three months ended September 30, 2011, an increase of $289,588 or 13.2%.  In 2012 approximately $562,087 (22.7%) of the expenses were from Castrovilla and $731,755 (29.5%) were from Xnergy. The balance of $1,184,826 (47.8%) for 2012 was corporate administrative expense. Approximately $906,234 (36.6%) of the general and administrative expenses was for payroll costs and $285,642 (11.5%) was for professional fees in 2012.

In 2011 approximately $1,027,197 (46.9%) of the expenses were from Castrovilla, $289,697 (13.2%) from Xnergy and the balance of $872,186 (39.8%) was corporate administrative expense. Approximately $766,130 (35.0%) of the general and administrative expenses was for payroll costs and $343,573 (15.7%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $550,435 (22.2%) compared to $477,966 (21.8%) in 2011. We recorded depreciation and amortization expense of $614,272 in 2012 compared to $229,369 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012 compared to only one month for Xnergy in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2012 was $944,125 compared to $(717,630) for the three months ended September 30, 2011. The increase was primarily attributable to income of $975,263 change in the fair value of the warrant derivative liability in 2012 compared to expense of $(697,746) in 2011.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss was $1,633,649 for the three months ended September 30, 2012 as compared with a net loss of $2,598,495 for the three months ended September 30, 2011, a decrease of $964,846.  The decrease is attributable primarily to income from a change in the fair value of warrant derivative liability offset by an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $1,877,470 in 2012 compared to $2,598,495 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the nine months of 2012.  The net loss translates to $0.09 per share in 2012 compared to $0.17 in 2011.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011 (Pro forma)

The Company acquired Xnergy, Inc. effective September 7, 2011. The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisition was effective January 1, 2011.

Revenues

The Company recognized $1,741,256 of revenue for the three months ended September 30, 2012, as compared to pro forma $2,547,631, for the three months ended September 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,056,156) and Castrovilla, Inc. ($685,100). Pro forma revenues for 2011 represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,491,475) and Castrovilla, Inc. ($1,056,156).

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2012 were $1,226,090 resulting in a gross profit of $515,166 or 29.6% of revenues. Castrovilla had a gross profit of $395,867 or 57.8% compared to $119,299 or 11.3% for Xnergy.  By comparison during 2011 we had pro forma cost of sales of $1,224,032 with a gross profit of $1,323,599 or 44.3%.  $533,928 (40.3%) of the gross profit came from Castrovilla and $789,671 (59.7%) came from Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,478,668 for the three months ended September 30, 2012 as compared to pro forma $4,443,225 for the three months ended September 30, 2011, a decrease of $1,964,557 or 79.2%.  In 2012 approximately $562,087 (22.7%) of the expenses were from Castrovilla and $731,755 (29.5%) were from Xnergy. The balance of $1,184,826 (47.8%) for 2012 was corporate administrative expense. Approximately $906,234 (36.6%) of the general and administrative expenses was for payroll costs and $285,642 (11.5%) was for professional fees in 2012.

In 2011 approximately $1,027,197 (23.1%) of the pro forma expenses were from Castrovilla, $1,697,568 (38.2%) pro forma expenses were from Xnergy and the balance of $1,718.460 was corporate administrative expense. Approximately $1,559,911 (35.1%) of the pro forma general and administrative expenses was for payroll costs and $492,362 (11.1%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $550,435 (22.2%) compared to pro forma $477,966 (21.8%) in 2011. We recorded depreciation and amortization expense of $614,272 in 2012 compared to pro forma $628,451 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012 but only Castrovilla in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Net Loss

Net loss was $1,633,649 for the three months ended September 30, 2012 as compared with a pro forma loss of $4,075,143 for the three months ended September 30, 2011, a decrease of $2,441,494.  The decrease is attributable primarily to an increase in general and administrative expenses related to the acquired subsidiaries and the costs related to the ongoing implementation of our business plan during 2011.  The net loss attributed to common shareholders was $1,877,470 in 2012 compared to $4,075,143 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first six months of 2012.  The net loss translates to $0.09 per share in 2012 compared to pro forma $0.27 in 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011 (Actual)

Revenues

The Company recognized $5,395,232 of revenue for the nine months ended September 30, 2012, as compared to $3,173,127 in revenues for the nine months ended September 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,502,568) and Castrovilla, Inc. ($2,892,664).  Revenues for the nine months ended September 30, 2011 include $2,920,462 from Castrovilla, Inc. which was acquired as of January 1, 2011, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  The Company acquired Xnergy as of September 7, 2011, effective at the close of business on August 31, 2011, whose $252,665 of sales are from installation of alternative energy systems and maintenance.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2012 were $3,618,231 resulting in a gross profit of $1,777,001 or 32.9% of revenues. Castrovilla had a gross profit of $1,168,923 or 40.4% compared to $608,078 or 24.3% for Xnergy. By comparison, during 2011 we had a cost of sales of $1,344,210 with a gross profit of $1,828,917 or 57.6%.  Castrovilla had a gross profit of $1,825,261 or 63.0% compared to $3,656 or 0.1% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $6,862,379 for the nine months ended September 30, 2012 as compared to $4,819,334 for the nine months ended September 30, 2011, an increase of $2,043,045 or 42.4%.  In 2012 approximately $1,856,727 (27.1%) of the expenses were from Castrovilla and $2,127,018 (31.0%) were from Xnergy. The balance of $2,878,634 (41.9%) for 2012 was corporate administrative expense. Approximately $2,855,795 (41.6%) of the general and administrative expenses was for payroll costs and $634,206 (9.3%) was for professional fees in 2012.

In 2011 approximately $2,136,904 (44.3%) of the expenses were from Castrovilla $289,697 (6.0%) were from Xnergy and the balance of $2,392,733 (49.4%) was corporate administrative expense. Approximately $1,750,361 (36.3%) of the general and administrative expenses was for payroll costs and $692,137 (14.4%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $1,381,485 (20.1%) compared to $1,314,929 (27.3%) in 2011. We recorded depreciation and amortization expense of $1,861,522 in 2012 compared to $505,118 in 2011 due to the amortization of the purchase price of both Castrovilla and Xnergy in 2012, but Xnergy for only one month in 2011.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2012 was $1,269,695 compared to $(681,559) for the nine months ended September 30, 2011. The increase was primarily attributable to a $1,344,679 change in the fair value of the warrant derivative liability in 2012 compared to $(633,547) in 2011.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants and stock price volatility.

Net Loss

Net loss was $5,677,205 for the nine months ended September 30, 2012 as compared with a net loss of $4,177,094 for the nine months ended September 30, 2011, an increase of $1,500,111or 35.9%.  The increase is attributable primarily to an increase in general and administrative expenses related to the operations of the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan.  The net loss attributed to common shareholders was $6,159,153 in 2012 compared to $4,177,094 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first nine months of 2012.  The net loss translates to $0.30 per share in 2012 compared to $0.30 in 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011 (Pro forma)

The Company acquired Xnergy, Inc. effective September 7, 2011. The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities as though the acquisitions were effective January 1, 2011.

Revenues

The Company recognized $5,395,232 of revenue for the nine months ended September 30, 2012, as compared to pro forma $6,784,063, for the nine months ended September 30, 2011. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,502,568) and Castrovilla, Inc. ($2,892,664). Pro forma revenues for 2011 represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($3,863,601) and Castrovilla, Inc. ($2,920,462).

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2012 were $3,618,231 resulting in a gross profit of $1,777,001 or 32.9% of revenues. Castrovilla had a gross profit of $1,168,923 or 46.7% compared to $608,078 or 24.3% for Xnergy. By comparison during 2011 we had pro forma cost of sales of $3,501,748 with a gross profit of $3,282,315 or 48.4%.  $1,825,261 (62.5%) of the pro forma gross profit came from Castrovilla and $1,457,054 (37.7%) came from Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $6,862,379 for the nine months ended September 30, 2012 as compared to pro forma $9,208,472 for the nine months ended September 30, 2011, an increase of $2,346,093, or 34.2%.  In 2012 approximately $1,856,727 (27.1%) of the expenses were from Castrovilla and $2,127,018 (31.0%) were from Xnergy. The balance of $2,878,634 (41.9%) for 2012 was corporate administrative expense. Approximately $2,855,795 (41.6%) of the general and administrative expenses was for payroll costs and $634,206 (9.3%) was for professional fees in 2012.

In 2011 approximately $2,136,904 (23.2%) of the expenses were from Castrovilla, $3,092,831 (33.6%) pro forma expenses were from Xnergy and the balance of $3,978,737 (43.2%) was corporate administrative expense. Approximately $2,881,698 (31.3%) of the pro forma general and administrative expenses was for payroll costs and $820,620 (8.9%) was for professional fees in 2011.

In 2012, general and administrative expenses include stock compensation expense of $1,381,485 (20.1%) compared to $1,314,929 (27.3%) in 2011. We recorded depreciation and amortization expense of $1,861,522 in 2012 compared to $1,875,701 in 2011 based on the amortization of the purchase price of both Castrovilla and Xnergy.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Net Loss

Net loss from continuing operations was $5,677,205 for the nine months ended September 30, 2012 as compared with a pro forma loss of $6,702,010 for the nine months ended September 30, 2011, a decrease of $1,024,805.  The decrease is attributable primarily to an increase in general and administrative expenses related to the newly acquired subsidiaries and the costs related to the ongoing implementation of our business plan during 2011.  The net loss attributed to common shareholders was $6,159,153 in 2012 compared to $6,702,010 due to the dividends accrued on the preferred stock issued during the last quarter of 2011 and the first nine months  of 2012.  The net loss translates to $0.30 per share in 2012 compared to pro forma $0.48 in 2011.

Liquidity and Capital Resources as of September 30, 2012 compared with September 30, 2011

Net cash used in operating activities during the nine months ended September 30, 2012 totaled $3,599,274 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $6,159,153, we incurred an increase in construction in progress of $349,120 that was partially offset by common stock and options issued for services expensed at $1,381,485, depreciation and amortization of $1,861,522 and a decrease in inventory of $156,821 as well as a decrease in prepaid expenses of $303,233.  Net cash used in continuing operations during the nine months ended September 30, 2011 totaled $2,901,716 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $4,177,094, we incurred an increase in accounts receivables of $170,934, inventory of $355,070 and prepaid expenses and deposits of $472,085 that was partially offset by common stock and options issued for services expensed at $1,314,929, depreciation and amortization of $505,118 and an increase in the warrant derivative liability of $633,457. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the nine months ended September 30, 2012 totaled $-0-. Net cash used in investing activities during the nine months ended September 30, 2011 totaled $746,078 primarily in acquiring Castrovilla and Xnergy.

Net cash provided by financing activities during the nine months ended September 30, 2012 totaled $4,263,820 and resulted from $2,956,000 of gross proceeds from the sale of preferred stock and $1,208,551 of gross proceeds from notes payable. The cash inflows were offset by principal payments on notes payable of $48,934 and notes payable to related parties of $6,797.  Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $1,336,529 and resulted from $1,800,978 of cash received in the acquisition of Castrovilla and Xnergy, offset by $1,585,341 of cash used to repay notes payable.

At September 30, 2012, we had a working capital deficit of $1,494,802 including $1,191,654 in cash and cash equivalents compared with a working capital deficit of $3,491,395 at December 31, 2011.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital deficit was the result of our negative cash flow from operations.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We are seeking additional equity and/or debt financing in order to implement our business plan. In 2011, we completed a private placement of preferred stock and warrants of $2,000,000 and an additional $2,956,000 as of September 30, 2012.  We do not have any lines of credit or borrowing facilities to meet our cash needs.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond December 2012. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the six months ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2012, the Registrant sold 247,552 shares of its Series B Preferred Stock at $10 per share for gross proceeds of $2,475,520 to an aggregate of 16 different accredited investors. Each share of preferred stock is convertible into 10 shares of common stock. The holders of preferred stock received warrants to purchase one share of common stock for every two shares of common stock issuable upon conversion of the preferred stock. The warrants are exercisable at $3.00 per share until December 13, 2013 for one share of common stock and one Class B warrant exercisable at $6.00 per share for three years from the date of issuance of the Class B warrant. Each Class B warrant is exercisable for one share of common stock and one Class C warrant. Each Class C warrant is exercisable at $12.00 per share for three years from the date of issuance for one share of common stock. The Registrant paid sales commissions of $103,350 to Legend Merchant Group and Security Research Associates, Inc., FINRA registered broker-dealers and their assignees. The Company granted these broker-dealers placement agent warrants to purchase an aggregate of 103,350 shares of Common Stock at $1.75 per share for five years. The Registrant claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements signed by each investor. The net proceeds of the offering were used for working capital purposes.

On July 30, 2012 the Company issued 212,800 shares upon the conversion of 19,000 shares of Series A preferred stock and the related accrued dividends. On August 2, 2012 the Company issued 15,457 shares for services valued at $19,354. On August 9, 2012 the Company issued 366,529 shares to purchase certain solar projects in the state of Hawaii valued at $486,651. The Company also issued 29,412 shares for services valued at $30,000. On August 15, 2012 the Company received and cancelled 56,903 shares of its common stock upon the cashless exercise of warrants whereby it simultaneously issued 70,000 shares of its common stock. On August 16, 2012 the Company issued 13,627 shares for services valued at $19,623. On September 24, 2012 the Company issued 112,000 shares upon the conversion of 10,000 shares of preferred stock and the related accrued dividends.

The Registrant claimed exemption from registration pursuant to Section 4(a)(2) of the Securities Act.  No commissions were paid and no underwriter or placement agent was involved in the above-described transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit

10.1	Independent Consulting Agreement
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE EARTH, INC.
Date: November 13, 2012	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)