Form 10-K
period 2012-12-31
Blue Earth, Inc.
filed 2013-04-01
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-54669

BLUE EARTH, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	3531	98-0531496
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

2298 Horizon Ridge Parkway, Suite 205

Henderson, NV  89052

Telephone: 702-263-1808

Telecopier: 702-263-1824

 (Address and telephone number of principal executive offices)

Dr. Johnny R. Thomas, CEO

Blue Earth, Inc.

2298 Horizon Ridge Parkway, Suite 205

Henderson, NV  89052

Telephone: 702-263-1808

Telecopier: 702-263-1824

(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 14,397,464 shares (based on 18,625,802 issued and outstanding) computed by reference to the $1.00 per share price at which the common stock was last sold as of June 30, 2012, the last business day of the registrant’s second fiscal quarter was $14,397,464.

As of March 28, 2013, there were 21,816,868 shares of Common Stock, par value $0.001 per share, outstanding.

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

Item 1. Business.

Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for facilities primarily located in the west coast states.  In addition, strategic acquisitions of energy management services and alternative/renewable energy companies have been and are expected to continue to be an integral part of our development. The Company provides energy efficiency services including energy management, energy audits and reducing energy consumption through retrofits of lighting, refrigeration and HVAC for small commercial business. The Company develops, designs, builds and implements technologies such as solar, fuel cells and combined heat and power (“CHP”) for alternative and renewable energy projects. The Company also finances renewable and alternative energy projects through industry relationships.

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

Blue Earth entered into a Purchase and Sale Agreement dated as of July 26, 2012, with White Horse Energy, LLC for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company which is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the third quarter of 2012 and is expected to be completed no later than the second quarter of 2013.  On August 3, 2012, Blue Earth announced it acquired the exclusive right to construct seven different solar PV projects totaling approximately 3.5 megawatt DC in Hawaii.  The projects are valued at approximately $15 million and are located on the island of Oahu and are primarily ground mount solar systems.  See “Hawaii Solar Energy Acquisitions” below.

The construction of the Sunvalley solar PV projects located in California, valued at approximately $4 million, began in the third quarter and are expected to be completed no later than the second quarter of 2013.The Sunvalley Solar projects have signed Engineer, Procure and Construct (“EPC”) agreements with the owners of the businesses for each of the respective construction sites. All of the customers have agreed to assign the 1603 Grant and Utility Incentives, including their own cash to pay for the solar PV systems. All of the projects are 1603 Grant eligible. Total pipeline is projected to be between $15 million and $25 million at December 21, 2012.

As part of the previously announced development and financing agreement with Greenwood Biosar LLC, a joint-venture company between Greenwood Energy and Biosar S.A., Greenwood Power is part of the Libra Group, a privately owned international business group primarily focused on five core sectors:  shipping, aviation, real estate, hospitality and energy.  This joint-venture company, in addition to other funding sources, are capable of funding 50 mega watts of DC in 2013.

We also focus on acquiring companies and innovative technologies that serve the multi billion dollar energy efficiency services and renewable energy market sectors. The targeted companies provide a variety of energy services that enable customers to reduce energy consumption, lower their generating capacity and maintenance costs and realize environmental benefits. The targeted technologies typically include various measures designed for a specific customer or facility in our target market of small commercial businesses and residences to improve the efficiency of building systems, such as refrigeration, lighting and heating, ventilation and air conditioning

Management also intends to accelerate introduction of the acquired technology/products by offering and installing them through energy management service companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service companies, including acquisition agreements and/or joint venture agreements, as may be appropriate, for each company and geographic territory.

Management has also identified several energy management and energy management service companies that have been successfully operating in the residential and small commercial business segment of the energy efficiency sector. These energy service companies specialize in three categories that address small commercial businesses energy efficiency needs:   lighting, refrigeration and  HVAC. The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial businesses space.  Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network through a combination of joint venture/associate relationships and/or acquisitions.

Corporate History

On October 30, 2009, the Company entered into an Agreement of Merger and Plan of Reorganization (the “2009 Merger”) with Genesis Fluid Solutions, Ltd. (“GFS”), a privately held Colorado corporation and upon closing of the transaction GFS, as the surviving corporation, became a wholly-owned subsidiary of the Company which changed its name to Genesis and the Company succeeded to the business of GFS as its sole line of business.  GFS began operations in 1994 and is engaged in the design and development of water restoration and water remediation technology and equipment for the environmental, mining and paper industries.

As of August 31, 2010, Genesis completed a Stock Purchase Agreement (the “SPA”) pursuant to which the Buyers who signed the SPA, including the then Chairman and Interim Chief Executive Officer of the Company, agreed to purchase from the Company on or before August 31, 2010, all of the issued and outstanding common stock of GFS then its wholly-owned subsidiary (the “GFS Spin-off”).  GFS had not generated sufficient revenues or earnings as a result of its activities.  See “Certain Relationships and Related Transactions and Director Independence” for the terms of the GSF Spin-Off.”

Effective October 21, 2010, Genesis Fluid Solutions Holdings, Inc. (“Genesis”) an operating Delaware corporation formed on March 30, 2007 under the name Cherry Tankers, Inc. merged with and into Blue Earth Inc., a Nevada corporation formed on October 6, 2010, solely as a reincorporation and name change.

Our executive offices are located at 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052.  Our telephone number is (702) 263-1808.

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

In August 2010, our Board of Directors elected to broaden the Company’s focus in contrast to relying only on watering restoration and remediation, as described above under “Corporate History” We will continue to capitalize on our past investments in the patented Rapid Dewatering System, through royalty agreements negotiated from the sale of the Company’s wholly-owned subsidiary to a group of buyers, including a former officer and director.

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
Blue Earth Energy Partners, LLC
Software for Internal use and Market as a Product
Energy Management Programs and Verification
HVAC Companies and HVAC Controls and Specialties, Inc.
Blue Earth Energy Management Services, Inc. and Castrovilla, Inc.
ecoLegacy Gas & Power, LLC

** Xnergy and Blue Earth Energy Management Services Inc./Castrovilla Inc. management report to Johnny Thomas CEO & President of Blue Earth Inc. Installation and service personnel of these subsidiaries report to Xnergy, Inc. Jason Davis for license supervision.

Although the nine subsidiaries will operate independently, they will work in concert to develop, manage, implement and monitor energy efficiency programs for the utilities and the small commercial businesses established customer base.

We believe that the implementation and execution of our corporate strategy will benefit our shareholders and attract investors who are looking at two bottom lines: financial profitability and social or environmental benefits produced by the Company and its products and services.

Castrovilla Acquisition

On January 19, 2011, Castrovilla Energy, Inc., a recently formed California subsidiary of the Company, acquired substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (collectively, with Humitech, the “Castrovilla Acquisition”) with an Effective Date (as defined) of January 1, 2011.  Founded in 2004, Castrovilla based in Mountain View, California, had approximately $3.4 million in audited revenues in 2010, which is more than twice its 2008 revenues. Castrovilla currently serves approximately 5,400 small commercial businesses in Northern California with its 29 employees as of December 31, 2011. Castrovilla manufactures, sells and installs commercial refrigeration gaskets and strip curtains, which it sells and installs alongside many other energy efficiency products, such as EC motors, LED lights and a variety of control technologies. Castrovilla’s strategy is to sell energy efficiency bundled retrofits (refrigeration, lighting, HVAC), to its customer base.

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

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt and the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $508,928, or $1.90 per share, the average closing price of the Company’s Common Stock from September 1-23, 2010, when the terms of the transaction were agreed to.  The Company also assumed trade debt of approximately $121,000.  Humitech will remain an unaffiliated non-operating entity in order to pay its other liabilities with the proceeds of the shares received from the Company, as well as from an inter-company note in the amount of $356,707 from Castrovilla, Inc.

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

For the twelve (12) months ended December 31, 2012, the Company’s EBITDA was negative and therefore there is no guarantee in effect for the quarter ended March 31, 2013, and none for the foreseeable future due to the decision to expand Castrovilla’s operations into several new states. Thereafter, the determination of whether there will be a guaranty in effect is determined as follows:

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

The targeted EBITDA for the 12-month period from July 1, 2011 to June 30, 2012 was $722,000, or $180,500 per quarter (the quarterly rate of $180,500 is a constant for each quarter through to the end of the Lock-up/Guarantee period).  Therefore, for the 12 months ended December 31, 2011, the targeted EBITDA was $722,000.  The targeted EBITDA for each subsequent 12-month period shall be $722,000, which shall be compared to the actual performance for the most recent 12-month reporting period as illustrated above and multiplied times $1.68 to arrive at the guaranteed share price, if any.  These targeted amounts may be reduced if a majority of the Board of Directors agree on budget changes which require an acceleration of expenses thereby affecting a current year’s budgeted EBITDA.

In addition, under the Plan, the Company paid $50,000 to an unaffiliated third party for an existing obligation of Castrovilla, Inc.  There was no relationship between the Company or its affiliates and any of the other parties, prior to this transaction and with respect to the APA and the Plan.

Castrovilla Products and Services

In 2012 and 2011, Castrovilla’s revenues were generated primarily from sales of parts and equipment for refrigeration and LED Case Lighting, refrigeration service, preventative maintenance, consulting, and on-line sales.  Currently, the only materials that are purchased in large quantities are its gasket materials.  All other inventory including EC motors, Anti-Sweat heaters (ASH) controllers, LED Case Lights and other hardware are kept in low quantities or purchased on an as needed basis.

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

•

Reduce energy demand through Commissioning.  A thorough commissioning study will ensure that a building is performing to its design intent and will look at the following:

•

Lighting

•

Mechanical / HVAC systems and controls

•

Refrigeration

•

Equipment (office, process, and manufacturing)

•

Building Envelope (windows, foundation, walls, ceiling roof, and insulation)

•

Electrical Systems

•

Energy audit.  Energy usage, history, and costs may be gathered from the utility company which will be helpful in determining what areas of the facility could improve the most by implementing certain energy efficiency measures.

•

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

Hawaii Solar Energy Acquisitions.

Blue Earth entered into a Purchase and Sale Agreement (the “PSA”) dated as of July 26, 2012, with White Horse Energy, LLC.  The PSA provides for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company (the “SPE”). The SPE is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the third quarter of 2012 and is expected to be completed no later than the second quarter of 2013. The project is valued at approximately $2 million and consists of a solar PV system mounted on the ground.  The SPE has a fully executed 20 year power purchase agreement (“PPA”) with Hawaiian Electric Company (“HECO”).  The SPE will engineer, construct, own, operate and maintain the solar PV plant.  The power generated by the plant will be sold to HECO in the form of kilowatt-hrs (electricity).

Hawaii has the largest Renewable Portfolio Standard in the US, requiring 40% of the state’s energy be supplied by renewable energy by 2030.  HECO’s Feed-In-Tariff (“FIT”) program is designed to encourage the addition of more renewable energy projects in Hawaii.  Pre-established FIT rates and standardized FIT contract terms facilitate the process of selling renewable energy to HECO.

The Company, has paid an aggregate of $144,350; will pay $124,250 upon commencement of operations (the “COD Date”) and up to another $35,000 upon the COD Date if costs and expenditures related to the Project equal less than $1,850,000 per 500 kW(dc) capacity of the Project on the COD Date.

On August 3, 2012, Blue Earth announced that it acquired the exclusive rights to construct seven different solar PV projects totaling approximately 3.5 megawatts DC in Hawaii.  The projects are valued at approximately $15 million.  The projects are located on the island of Oahu and are primarily ground mount solar systems.  Six projects acquired by BBLU meet the requirements of the Renewable Energy Tier 2 Feed-in Tariff (“FIT”) offered by HECO.  The planned projects will employ local trade people during their construction.  Xnergy, Inc. will provide the engineering procurement and construction (“EPC”) for the respective projects.

Xnergy Plan of Merger

 Pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Plan”), the Company purchased all of the capital stock of Xnergy for a Purchase Price of $15,012,010 (the “Purchase Price”).  The Company issued to the two shareholders of Xnergy, D. Jason Davis and Joseph Patalano (the “Xnergy Stockholders”) an aggregate of 4,500,000 shares of restricted Common Stock, valued at $3.00 per share in the merger agreement.  However, the common shares were subsequently valued at $1.72 per share for accounting purposes based upon the average closing price of the Company's common stock from September 8, 2011 through trading on September 26, 2011.  The shares are subject to a lock-up period whereby 1,000,000 of the shares are eligible for sale beginning one year from the closing date and the remaining 3,500,000 shares are eligible for sale commencing two years from the Closing Date. The Xnergy Stockholders acquired all of the shares of Xnergy owned by a former stockholder of Xnergy, for $2,700,000 under an agreement between the parties. The Company paid the Xnergy stockholders $10.00 and other good and valuable consideration for the right to assume payment to the former stockholder of the unpaid balance of $1,415,088. The note was paid in full when the former stockholder elected to convert the note into equity on April 11, 2012 for 509,533 shares of common stock valued at $1.375 per share and on December 21, 2012 for 675,856 shares of restricted common stock valued at $1.056 per share.  See Item 3. “Legal Proceedings” below for further information on amendments to the foregoing agreements.

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

Non-Exclusive License and Supply Agreement to SwitchGenie Patented Lighting Controls Technology

On May 16, 2011, Blue Earth obtained the exclusive perpetual private label license (the “License”) and manufacturing rights to an innovative and patented lighting controls technology from SwitchGenie LLC (n/k/a Logica Lighting Controls,LLC, hereinafter “Logica”) , and James F. Loughrey.  The purchase price consisted of (i) $100,000 cash; (ii) 150,000 restricted shares of common stock subject to the terms and conditions of a Lock-Up/Leak-Out Agreement; and (iii) a royalty equal to 4% of gross profits from the sale of products utilizing the IP, for a 10 year period, with an initial review of this and other terms, three years from the execution of the License.

Effective July 30, 2012, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with SwitchGenie, LLC (d/b/a Logica Lighting Controls, LLC, hereinafter referred to as “Logica”), Blue Earth Energy Management Inc., James Loughrey and Kaye Loughrey.  The parties terminated their Exclusive License and Manufacturing Agreement dated May 16, 2011 (the “Exclusive License”) and Consulting Agreements dated May 16, 2011 with each of James Loughrey and Kaye Loughrey (the “Consulting Agreements”).  On July 30, 2012, Logica, James Loughrey and the Company entered into a Non-Exclusive License and Supply Agreement (the “Non-Exclusive License”).  Under the Non-Exclusive License, the Company was granted the right to purchase Logica products at 18% over cost. In addition, the Company was granted a non-exclusive license from Logica to use all patents, technology and intellectual property owned by Logica and/or Jim Loughrey.  The Company has no manufacturing rights for Logica products.

The Settlement Agreement provided for Logica to return to the Company 75,000 shares of Blue Earth Common Stock, retain 75,000 shares of Blue Earth Common Stock, subject to a lock-up/leak-out agreement, and cancel all warrants to purchase 160,000 shares of Blue Earth Common Stock.  The Parties released each other from all obligations under the Exclusive License and Consulting Agreements which were terminated.

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

On May 16, 2011, the Company entered into Consulting Agreements, which were subsequently terminated in January 2012, with Jim and Kaye Loughrey, principals of SwitchGenie, to specify and direct all the manufacturing and quality control activities under the now terminated perpetual License.  The 160,000 Warrants issued to Jim and Kaye Loughrey were forfeited under the Settlement Agreement.

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

The ACEEE 2012 State Energy Efficiency Scorecard reports that states are demonstrating their growing interest in energy efficiency as a means to bolster their economies. Governors, state legislators, officials and citizens, increasingly recognize energy efficiency - the kilowatt hours and gallons of gasoline saved that we don’t use thanks to improved technologies and practices - as the cheapest, cleanest and quickest energy resource to deploy.

In 2012, energy efficiency continued to build momentum in the states despite the sluggish economic recovery, a partisan political climate and the failure of Congress to develop a comprehensive energy policy. Politicians and citizens are increasingly recognizing that energy efficiency is a key solution to our economic, energy, and environmental challenges. Fully harnessing America’s untapped, abundant energy efficiency resource will not only save consumers and businesses money, but will also unleash technological innovation and new business opportunities that create and sustain jobs. As they have over the past decades, states continue to provide the leadership needed to forge an energy-efficient economy, which reduces energy cost, spurs job growth and benefits the environment. Other key findings include:

•

Massachusetts retained the top spot in the rankings for the second year in a row, having overtaken California last year, based on its continued commitment to energy efficiency under its Green Communities Act of 2008. Among other things the Act spurred greater investments in energy efficiency programs by requiring utilities to save a large and growing percentage of energy every year through efficiency measures.

•

This year’s most improved states are Oklahoma, Montana and South Carolina. All three states significantly increased their budgets for electric efficiency programs in 2011 over previous years, and saved more energy from such programs in 2010 than in 2009.

•

Joining Massachusetts in the top five are California, New York, Oregon and Vermont, which together comprise a group of truly leading states that have made broad, long-term commitments to developing energy efficiency as a state resource.

•

Twenty-four states have adopted and adequately funded an Energy Efficiency Resource Standard, which sets a long-term energy savings targets and drives investments in utility-sector energy efficiency programs. The states with the most aggressive savings targets include Arizona, Hawaii, Maryland, Massachusetts, Minnesota, New York, Rhode Island and Vermont.

•

Utility budgets for electric and natural gas efficiency programs rose to almost $7 billion in 2011, a 27% increase over a year earlier. Of this, $5.9 billion went to electric efficiency programs, with the remaining $1.1 billion for natural gas programs.

•

Annual savings from customer-funded energy efficiency programs topped 18 million MWh in 2010, a 40% increase over the prior year. This is roughly equivalent to the amount of electricity the state of Wyoming uses each year.

Additional Market Drivers

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

Castrovilla Sales and Marketing

Castrovilla’s key markets in 2012 and 2011 were third-party utility rebate programs, Keep Your Cool rebate program, restaurant and convenience store maintenance and service, consulting and wholesale and Internet sales.  Castrovilla services the San Francisco Bay Area, California’s Central Valley region, Sacramento and San Diego, California and Spokane, Washington.

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

Castrovilla Customers

Castrovilla’s key customers, in 2012, were KEMA, Keep Your Cool, Ecology Action-Right Lights utility program and the barefrigeration.com web site.  In 2011, the key customers were KEMA, Keep your Cool, Ecology Action - Right Lights Program and PECI - Energy Smart Jobs Program.

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

•

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

Intellectual Property

The Company has applied for trademarks for the names eecoStationTM and eecoSmart.TM Xnergy, Inc. has been issued a registered service mark in the name of Benchmarcx®.

Employees

As of March 25, 2013, Blue Earth, Inc. had three employees, consisting of its two executive officers and one administrative person.  Castrovilla, Inc. had 29 full-time, non-union employees, including its President, John Pink and no part-time employees.  Castrovilla employees include 3 key management, 7 in administration, 10 technicians who perform product installation and field service, 6 engaged in sales and marketing and 3 in shop/gasket manufacturing.  Xnergy had 31 full-time non-union employees, and no part-time employees.  Xnergy employees include 8 key management, including its Chief Executive Officer and Chief Operating Officer, 3 in sales and business development, 4 in service operations and 16 in construction operations. HVAC Controls & Specialties, Inc. had 10 full-time non-union employees and no part-time employees. HVAC employees include 2 key management including its President, 1 in Sales and Marketing, 6 technicians and 1 in administration.

The Company expects to continue to use subcontractors and independent consultants until such time as further acquisitions are made.

Item 1A.   Risk Factors.

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this report, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to Our Business

Since we have limited operating history, it is difficult for potential investors to evaluate our business.

We completed our initial acquisition as of January 1, 2011 and our second acquisition on September 7, 2011.  Therefore, our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities.  As an early stage company, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of Dr. Johnny Thomas, our Chief Executive Officer and John Francis, our Vice President-Corporate Development and Investor Relations, as well as other executive employees.  Both officers are employed under employment contracts at will, and the loss of either of their services and the inability to replace them and/or attract or retain other key individuals, could materially adversely affect us.  If either Dr. Thomas or Mr. Francis were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience.   We do not have key man life insurance policies on our management.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of December 31, 2012, we had $659,009 cash on hand.  On February 22, 2013, we entered into a credit agreement for a $10 million line of credit, of which $1,500,000 was funded on February 22, 2013 and matures on August 22, 2013.  In view of our business plan we may not be able to execute same and fund business operations long enough to achieve profitability. Our ultimate success depends upon our ability to raise additional capital.  We are pursuing sources of additional capital through various means, including joint venture projects and debt or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations accordingly.

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

•

we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company  ’  s management, technical, financial and other resources;

•

key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•

we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•

we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in our acquisition arrangements;

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

Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.

Pursuant to our existing credit facility, all of the Company’s and our subsidiaries’ assets, other than excluded and future projects are secured with our senior lender.  Provisions in our credit facilities and debt instruments impose restrictions on our and certain of our subsidiaries’ ability to, among other things:

•

incur additional debt;

•

pay cash dividends and make distributions;

•

make certain investments and acquisitions;

•

guarantee the indebtedness of others or our subsidiaries;

•

redeem or repurchase capital stock;

•

create liens or encumbrances;

•

enter into transactions with affiliates;

•

engage in new lines of business;

•

sell, lease or transfer certain parts of our business or property;

•

incur any obligations for capital expenditures of $100,000 for any single transaction or $200,000 in any fiscal year;

•

issue any additional capital stock of the Company or any subsidiary of the Company; and

•

merge or consolidate.

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and the real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses.

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

Upon completion of any acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent account certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the OTC QB or our ability to list our shares on any national securities exchange.

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

Risks Related to our Securities

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●

our ability to execute our business plan and complete prospective acquisitions;

●

changes in our industry;

●

competitive pricing pressures;

●

our ability to obtain working capital financing;

●

additions or departures of key personnel;

●

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●

sales of our common stock (particularly following effectiveness of this resale registration statement);

●

operating results that fall below expectations;

●

regulatory developments;

●

economic and other external factors;

●

period-to-period fluctuations in our financial results; and

●

our inability to develop or acquire new or needed technologies.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at the time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price increases. The Board of Directors set December 31, 2010 as the record date to distribute one Class A Warrant for every two shares held of record by each shareholder on such date as a result of the spin-off of Genesis Fluid Solutions.  While this warrant distribution is similar to a dividend as no investment decision is necessary on the part of stockholders, it is not a dividend.  While this warrant distribution is similar to a dividend as no investment decision is necessary on the part of stockholders, it is not a dividend.

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, our common stock is available to be traded and is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns and firms, press releases, road shows and conferences to increase awareness of our business, and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, availability of sellers of our shares.

If an active market should develop, the price may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account.  Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.  Furthermore, our securities are traded on the OTC QB where it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. On December 4, 2012, our registration on Form S-1 (No. 333-181420) was declared effective by the SEC.  An aggregate of 25,515,461 shares of Common Stock including 8,832,126 shares issuable upon exercise of warrants are registered for resale under the registration statement. In addition, the 1,065,000 shares of common stock issued in the 2009 Merger to the former directors and the 6,872,500 shares of common stock issued in our 2009 Private Placement which are currently issued and outstanding, as well as other shares which were prohibited from being sold for a period of 12 months from when the Company lost its former shell status which ended in November, 2010 are all available for resale.

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

Our directors and officers and/or their affiliates beneficially own or control approximately 28% of the issued and outstanding common stock and a larger percentage on a fully diluted basis. In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

●

to elect or defeat the election of our directors;

●

to amend or prevent amendment of our Certificate of Incorporation or By-laws;

●

to effect or prevent a merger, sale of substantially all assets or other corporate transaction; and

●

to control the outcome of any other matter submitted to our stockholders for vote.

In addition, these persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants and conversion of preferred stock may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. As of February 22, 2013, we had outstanding and reserved derivative securities, which if exercised would issue 22,670,475 shares of Common Stock, consisting (i) outstanding options to purchase 960,761 shares of our common stock; (ii) outstanding management Warrants issued on September 1, 2010 to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share, of which 2,000,000 shares are vested and exercisable as of December 31, 2012 and 1,697,838 warrants are currently outstanding, as 302,162 shares had been issued as of February 22, 2013); (iii) outstanding performance warrants issued to Management to purchase 2,000,000 shares of common stock currently exercisable at $0.01 per share of which 1,720,000 warrants are currently outstanding, as 280,000 shares had been issued  as of February 22, 2013); (iv) outstanding warrants issued on February 24, 2011 to a Board Member under a consulting agreement to purchase 500,000 shares (of which 62,500 shares were assigned to his  then employer) at an exercise price of $1.24 per share ( subject to reduction); 1,000,000 shares at $0.01 pursuant to an Independent Consulting Agreement dated November 6, 2012 and 212,500 shares at $0.01 as equity compensation for a loan to the Company; (v) outstanding warrants to purchase 500,000 shares at $1.74 per share (reduced to $0.01 per share when our Common Stock closes at or above $1.75 per share) granted on December 21, 2011 and 600,000 shares exercisable at $0.01 per share (originally $1.39 per share) granted on April 19, 2012 to a consultant for investor relations services; (vi) 241,600 shares of Series A Convertible Preferred Stock outstanding convertible into 2,416,000 shares of common stock; (vii) 257,802 shares of Series B Convertible Preferred Stock outstanding convertible into 2,578,020 shares of Common Stock; (viii)  placement agent warrants to purchase 215,750 shares of Common Stock at an exercise price of $1.75 per share; (ix) warrants to purchase 900,000 shares of Common Stock exercisable at $1.16 per share granted effective March 15, 2012 to two officers of a Company subsidiary, of which 100,000 warrants were exercised; (x) warrants to purchase 400,000 and 300,000 shares of Common Stock exercisable at $1.34 and $1.32 per share, respectively, granted on May 7, 2012 to two independent consultants; (xi) Class A Warrants to purchase 8,832,126 shares of common stock at an exercise price of $3.00 per share issued in our Series A and Series B Preferred Stock Offerings, as well as to all shareholders of record (5,927,616 shares) on December 31, 2010; (xii) Bridge Warrants to purchase up to 50,000 shares of Common Stock exercisable at $0.10 per share issued in connection with our May - July 2012 Bridge Financing;  and (xiv) Warrants to purchase 100,000 shares of Common Stock exercisable at $1.00 per share to a law firm.   Upon exercise of the aggregate 8,832,126 Class A Warrants, warrant holders will receive 8,832,126 Class B Warrants to purchase 8,832,126 shares of common stock at an exercise price of $6.00 per share.  Upon exercise of the outstanding Class B Warrants, warrant holders will receive 8,832,126 Class C Warrants to purchase 8,832,126 shares of common stock at an exercise price of $12.00 per share, all of which are issuable under our 2011 and 2012 Preferred Stock Offerings and December 31, 2010 distributions.  An additional 17,664,252 shares of Common Stock are issuable upon full exercise of the Class A and Class B Warrants. The Class B and C Warrants have not been registered for resale under this Registration Statement.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Possible redemption of warrants.

The Company may redeem each Class A, B and C Warrants at $.001 per warrant on 20 days’ prior written notice.  However, the Company shall have the option, without further compensation to the holder other than the payment of the redemption price per warrant: (a) to cause any or all of the warrants which were not properly exercised on or before the redemption date to be assigned to one or more third parties (each, a “Standby Purchaser”), effectively immediately upon the redemption date, for the consideration equal to $.001 per non-exercised warrant payable to the Company, (b) each Standby Purchaser shall have the right to exercise the non-exercised warrants so assigned to such Standby Purchaser through the tenth business day following the redemption date, and (c) any Standby Purchaser would be deemed to be an underwriter within the meaning of the Securities Act and subject to the prospectus delivery requirements of the Securities Act.  The Company has not entered into any agreements, arrangements or understandings with any Standby Purchaser.  The Company would need to file a prospectus supplement or post-effective amendment to disclose any warrant redemption and assignment to a Standby Purchaser who would be identified as an underwriter. Redemption of the warrants could force the holders to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the redemption price, which is substantially less than the market value of the warrants at the time of redemption.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  On September 28, 2011, the board of directors had authorized the issuance of up to 300,000 shares of Series A Preferred Stock convertible on a ten for one basis into common stock and 297,067 shares of Series A Preferred Stock were issued.  On March 30, 2012, our Board of Directors authorized the issuance of up to 300,000 shares of Series B Preferred Stock convertible on a ten for one basis with Common Stock and 283,052 shares of Series B Preferred Stock were issued.  Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

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

●

authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

●

prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

●

advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Forward Looking Statements

This prospectus contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict,"  "forecast," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under "Risk Factors" that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks described in Risk Factors, important factors to consider and evaluate in such forward-looking statements include: (i) general economic conditions and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with acquisitions and other critical activities; (iii) changes in the Company's corporate strategy or an inability to execute its strategy due to unanticipated changes; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Risk Factors discussion, there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

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

Xnergy’s executive offices are located at 2721 Loker Avenue, West Carlsbad, CA 92010.  The monthly rental is $22,000 for approximately 16,672 square feet of manufacturing and office space.  Pursuant to a “Letter of Intent for Terms and Purchase of Gosselin’s Investment in Xnergy (the “Term Sheet”), dated June 17, 2008, Xnergy’s management, D. Jason Davis and Joseph Patalano, severed or amended all business relationships with a co-founder, Jeff Gosselin.  Xnergy is paying Gosselin $22,000 per month for rent on its premises.  See “Legal Proceedings” below.

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

Item 4.  Mine Safety Disclosures

           Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol BBLU.OB since October 29, 2010.  Prior thereto, from November 23, 2009 through October 28, 2010, it was quoted under the symbol GSFL.OB.  Prior to November 23, 2009, there was no active market for our common stock. As of March 28, 2013, there were 92 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Year Ending December 31, 2013
January 1, 2013 through February 28, 2013	$1.22	$0.96

Year Ended December 31, 2012
October 1, 2012 through December 31, 2012	$1.50	$0.99
July 1, 2012 through September 30, 2012	$1.70	$1.00
April 1, 2012 through June 30, 2012	$1.45	$1.00
January 1, 2012 through March 31, 2012	$1.50	$1.01

Year Ended December 31, 2011
October 1, 2011 through December 31, 2011	$2.50	$0.81
July 1, 2011 through September 30, 2011	$1.95	$0.81
April 1, 2011 through June 30, 2011	$1.45	$0.86
January 1, 2011 through March 31, 2011	$2.10	$1.10

The last reported sales price of our common stock on the OTC Bulletin Board on March 28, 2013, was $1.18 per share.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.  The Board of Directors set December 31, 2010 as the record date to distribute one Class A Warrant for every two shares held of record by each shareholder on such date as a result of the spin-off of Genesis Fluid Solutions.  While this warrant distribution is similar to a dividend as no investment decision is necessary on the part of stockholders, it is not a dividend.  While this warrant distribution is similar to a dividend as no investment decision is necessary on the part of stockholders, it is not a dividend.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for facilities primarily located in west coast states. In addition, strategic acquisitions of energy management services and alternative/renewable energy companies have been an integral part of our development. The Company provides energy efficiency services including energy management, energy audits and reducing energy consumption through retrofits of lighting, refrigeration and HVAC for small commercial business. The Company also develops, designs, builds and implements technologies such as solar, fuel cells and combined heat and power (“CHP”) for alternative and renewable energy projects. The Company also finances renewable and alternative energy projects through industry relationships.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Twelve Months Ended December 31, 2012 Compared with Twelve Months Ended December 31, 2011

We acquired Xnergy, Inc. effective September 7, 2011. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We have also provided pro forma numbers as though the acquisitions were effective January 1, 2011 so that the numbers are comparable.

Revenues

We recognized $9,966,073 revenue for the twelve months ended December 31, 2012, as compared to $5,315,664 for the twelve months ended December 31, 2011. Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales,  HVAC Controls & Specialties, Inc. whose sales include the installation and management of heating and air conditioning systems and from the Company’s wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2012, Castrovilla’s sales ($3,444,821) for the twelve months accounted for 34.6% of total revenues, while Xnergy’s sales accounted for 50.4% ($5,022,144) and HVAC’s sales accounted for 15.0% ($1,499,108). During 2011, Castrovilla’s sales ($3,858,020) for the twelve months represented 72.6% of total revenues, while Xnergy’s sales accounted for 7.6% ($405,060)  and HVAC’s sales accounted for 19.8% ($1,052,584) for the four month period owned by the Company. Now that management has secured project finance, the Company’s revenues in 2013 should exceed 2012 revenues.

Pro Forma Revenues

We recognized $9,966,073 revenue for the twelve months ended December 31 2012, as compared to pro forma $8,682,109 for the twelve months ended December 31, 2011. Revenue  represents sales from the Company’s wholly-owned subsidiaries.  HVAC and Xnergy sales for the twelve months  increased  by 35% to $6,521,252 (from $4,824,089), Castrovilla’s sales for the twelve months decreased by 11%, (from $3,858,020 to $3,444,821).  The increase in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of solar and alternative energy construction projects. Now that management has secured project finance, Xnergy’s revenues in 2013 should exceed 2012 revenues.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2012 were $6,383,645, compared to $2,838,277, for the twelve months ended December 31, 2011, resulting in a gross profit of $3,582,428, or 35.9% of revenues. HVAC’s gross margin was $725,299 or 48.4%, Castrovilla’s gross margin was $1,635,126, or 47.5% of revenues while Xnergy’s gross margin was $1,222,003, or 24.3%.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2012 were $6,383,645, compared to $4,999,550 for the twelve months ended December 31, 2012, resulting in a gross profit of $3,582,428, or 35.9% of revenues. In 2011 Castrovilla’s gross margin was, $2,264,721, or 58.7% of revenues while HVAC and Xnergy’s pro forma gross margin was $1,417,838, or 29.3%.  Castrovilla’s new products have higher gross margins than they had in 2011. Xnergy was unable to finance projects in 2011 prior to acquisition by the Company, resulting in lower sales and the related cost of sales.

Operating Expenses

Operating expenses were $14,853,118 for the twelve months ended December 31, 2012 as compared to $15,653,840 for the twelve months ended December 31, 2011, a decrease of $820,722 or 5%, due to the cost cutting measures implemented after the acquisitions of Castrovilla and Xnergy. Approximately $2,666,656 of the total expenses for the twelve months ended December 31, 2012 were from the operations of Castrovilla, $685,229 were from HVAC and $2,832,353 were from Xnergy with the balance $8,668,880 from the administrative expenses of Blue Earth. Approximately $2,833,569 of the total expenses for the twelve months ended December 31, 2011 were from the operations of Castrovilla and $1,165,584 were from HVAC and Xnergy with the balance $10,434,918 from the administrative expenses of Blue Earth.

Pro Forma Operating Expenses

Operating expenses were $14,853,118 for the twelve months ended December 31, 2012 as compared to $16,988,629 for the twelve months ended December 31, 2011, a decrease of $2,135,511 due to the administrative costs of Blue Earth.  Approximately $2,666,656 of the total expenses for the twelve months ended December 31, 2012 were from the operations of Castrovilla, $685,229 were from HVAC and $2,832,353 were from Xnergy with the balance $8,668,880 from the administrative expenses of Blue Earth. Approximately $2,833,569 of the total expenses for the twelve months ended December 31, 2011 were from the operations of Castrovilla and $3,752,001 were from Xnergy with the balance $10,403,059 from the administrative expenses of Blue Earth, Inc. The administrative costs of Blue Earth include $1,100,798 from the amortization of intangible assets acquired with Castrovilla and Xnergy and $9,019,662 for the value of common stock and stock purchase options and warrants.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2012 was $9,607,134, a $4,411,852 or 31% decrease from the $14,018,986 for the twelve months ended December 31, 2011. This translates to a loss per share of $0.51 in 2012 compared to $0.93 in 2011.

Pro Forma Net Loss

The net loss from operations for the twelve months ended December 31, 2011 was $14,108,343, a $3,956,189 or 28% decrease over the net loss of $10,152,154 for the twelve months ended December 31, 2012. This translates to a loss per share of $0.93 in 2011 compared to $0.51 in 2012.

Liquidity and Capital Resources as of December 31, 2012

Net cash used in operations during the twelve months ended December 31, 2012 (“Fiscal 2012”) totaled $5,539,044 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $9,607,134, the Company realized a decrease in the warrant derivative liability of $2,037,325 an increase in accounts receivable and billings in excess of costs of $2,528,555 and an increase in construction in progress and prepaid expenses and deposits totaling $705,705.  These decreases were partially offset by common stock and options issued for services totaling at $4,307,594 and $2,531,773 of depreciation and amortization expense.

Net cash used in continuing operations during the twelve months ended December 31, 2011 totaled $4,146,079 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $14,108,343, the Company incurred an increase in the warrant derivative liability of $749,166 an increase in inventory of $347,174 and a decrease in accounts payable and accrued expenses of $391,958 that was partially offset by common stock, options and warrants issued for services expensed at $1,201,602 and $7,809,893, respectively, and $1,209,769 of depreciation and amortization expense.

No cash was used for investing activities in 2012. Net cash used in investing activities during Fiscal 2011 totaled $1,420,752 and resulted from the purchase of Xnergy and Castrovilla for $1,185,392, $100,000 for the purchase of the SwitchGenie license and $135,360 for the purchases of property and equipment.

Net cash provided by financing activities during Fiscal 2012 totaled $5,670,945 and resulted from $3,598,388 of proceeds from the sale of preferred stock, $1,605,000 of cash from related party loans and $1,208,008 from notes payable. These proceeds were offset, in part, by payments on notes payable of $825,785 and related party loans of $6,614.

Net cash provided by financing activities during Fiscal 2011 totaled $2,193,843 and resulted from $2,000,000 of proceeds from the sale of preferred stock, $1,800,978 of cash in the new subsidiaries offset, in part, by payments on notes payable of $1,629,231.

At December 31, 2012, we had a working capital deficit of $676,317 including $659,009 in cash and cash equivalents.  At December 31, 2011, we had a working capital deficit of $3,515,571 including $527,108 in cash.  The decrease in working capital was the result of the assumption of the negative working capital of Xnergy.

Revenues from Castrovilla commenced on January 1, 2011 and from Xnergy on September 1, 2011.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.  Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan.  From September 2011 through December 31, 2011, we completed a private placement of Preferred Stock and warrants of $5,598,388, which we believe will fund our operations at least through December 31, 2013.   On February 22, 2013, we entered into an credit agreement with a $10 million line of credit of which $1,500,000 was funded on February 22, 2013 and matures on August 22, 2013.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond the next 12 months.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the twelve months ended December 31, 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Audited Financial Statements of the Company for the Fiscal Years Ended December 31, 2012 and 2011 are included following Item 14 of this Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2012 based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

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

The Company is a smaller reporting company and, as such no auditor’s report on the operating effectiveness of internal controls is included in this Report as the Company is not subject to this reporting requirement.

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

Name	Age	Position with the Company
Laird Q. Cagan	54	Chairman of the Board of Directors
Johnny R. Thomas, Ph.D.	71	Chief Executive Officer, Interim Chief Financial Officer, President and a Director
John C. Francis	63	Vice President of Corporate Development and Investor Relations

Laird Q. Cagan, Director. Mr. Cagan has served as a director of the Company since February 21, 2011.  He is an investor in the Company who has served as a director and officer of several publicly traded companies. He has 20 years of experience in investing in and building high growth technology companies as well as 5 years in the investment banking industry.  During the 1990’s he invested in and helped build 15 high tech companies with over $500 million of equity capital invested in those companies.  He is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”) a private investment firm and merchant bank he founded in 2002.  CMCP has founded, funded and taken public 10 companies in a variety of industries including energy, alternative energy, healthcare, information technologies, and environmental.  CMCP portfolio companies have raised over $600 million of equity capital and over $2 billion of capital has been invested in those companies or their projects.  Mr. Cagan previously worked for the two of the largest investment banks in the world, Goldman, Sachs & Co. and Drexel Burnham Lambert.  In all, he was involved in over 30 transactions valued at more than $15 billion, bankruptcy work-out transactions of more than $2 billion, and a variety of equity, high-yield bond and senior debt financings.  Mr. Cagan was the founding Chairman of Evolution Petroleum Corporation (AMEX: EPM), a company he founded to develop mature oil & gas fields with advanced technologies.  He is a director and founder of Calpian, Inc. (CLPI.OB) and Career College Holding Co., Chairman and founder of Global Carbon Group, and a former director of AE BioFuels, Inc. (AEBF.PK) and Camac Energy, Inc. (AMEX: CAK). Mr. Cagan is licensed with FINRA under Series 24, 7 and 63, and was a registered representative and Managing Director of Colorado Financial Services Corporation (“CFSC”), a FINRA-licensed broker-dealer from 2008 to 2012 and other firms dating back to 2003.  He served an administrative suspension from December 15-29, 2008 for violation of a FINRA rule, failure to provide copies of personal brokerage statements from his prior broker-dealer to his new broker-dealer.  CFSC is not affiliated with CMCP.  Mr. Cagan attended M.I.T. and received a BS, MS and MBA from Stanford University.  He is a graduate of the UCLA Director’s Training Program.  He is the founding Chairman of the SF Bay chapter of the Young Presidents’ Organization.  He is a former member of the Stanford University Athletic Board and is a member of the Olympic Club, the oldest athletic club in America.

Johnny R. Thomas, Chief Executive Officer and President.  Dr. Thomas has been a director of the Company since February 22, 2011.  He has been employed by the Company as Chief Executive Officer and President since September 1, 2010.  Prior thereto, he served as Chairman of the Board, Chief Executive Officer and President of Consolidation Services, Inc. (OTCBB:CNSV) from that company’s inception on January 26 ,2007 until April 2, 2010.  The company was engaged in the acquisition of land and mineral rights in Eastern Kentucky and is now engaged in oil and gas production. From January 2000 until September 2010, Dr. Thomas was self-employed as an investor in securities, real estate and limited custom home development.  From January 2000, Dr. Thomas had been a managing member of Falcon Financial Group, LLC, financial consultants; which has suspended its operations as of December 31, 2008 and is inactive at this time. Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

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

The following person currently comprises the EEAB:

Dale Gustavson, age 65, joined the EEAB on December 14, 2010.  Building on a foundation that included having sold hundreds of turnkey energy management projects for an energy management service provider during the 1980s, for the 20 years since, Dale Gustavson has worked as an energy efficiency programs and policy consultant to HVAC contractors, distributors and manufacturers, utilities, and government agencies. An oft-published writer, author and speaker, his clients have included: Air conditioning Contractors of America (“ACCA”), California Public Utilities Commission, Honeywell Incorporated, Los Angeles Department of Water & Power, National Energy Management Institute, New York State Energy Research & Development Agency, and Southern California Edison. Among key volunteer posts he has been serving as: Member of the Technical Advisory Committee to the California Board for Energy Efficiency, Advisory Board of the California Commissioning Collaborative, and National Board Member of the Association of Professional Energy Managers.

Robert Leebern, Jr., age 43 joined the EEAB on December 14, 2010.  Mr. Leebern is a principal of Troutman Sanders Strategies.  He has more than a decade of public policymaking and political experience, as well as a breadth of federal legislative and regulatory knowledge and expertise. In 2003, Mr. Leebern launched the firm’s federal affairs division, building a successful, bipartisan governmental affairs practice. Currently, Mr. Leebern and the federal affairs team serve as Washington representatives to Fortune 500 companies, municipal and county governments, universities, and a number of other business interests.  Mr. Leebern has been active on a wide array of issue areas including agribusiness, natural resources, energy, environment, immigration, health, education, technology, transportation and infrastructure.  Mr. Leebern has worked with the Executive Branch and various federal agencies advocating policy issues, infrastructure projects and legislative priorities. Familiar with the federal and state legislative and regulatory processes, he has worked on a variety of projects with U.S. Senators, Congressmen, Congressional Committees, Governors' staffs, state regulatory agencies, and members of the state legislature to produce significant results for clients.  For 10 years, he served as top political aide and Chief of Staff to former Congressman and current U.S. Senator Saxby Chambliss (R-GA).  Leebern has served on the Troutman Sanders Strategies’ Board of Directors since 2003 and is a Board member of the Troutman Sanders LLP Political Action Committee.

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

Director Compensation/Consulting Agreement

Upon his joining the Board of Directors, Laird Cagan was granted 100,000 restricted shares of Common Stock with one-half vested immediately and one-half upon the first anniversary date.  Mr. Cagan also entered into a two-year consulting agreement under which he was granted warrants to purchase 500,000 shares of Common Stock(of which 62,500 were assigned to his then employer) exercisable at $1.24 per share (the average Closing market price for the prior ten trading days).  The warrants vest 62,500 per quarter for the two-year-period beginning on the effective date of the consulting agreement and are exercisable for ten years, as amended. Mr. Cagan also entered into a services agreement dated November 6, 2012, under which he was granted warrants to purchase 1,000,000 shares of Common Stock exercisable at $0.01 per share and are exercisable for ten years. Mr. Cagan was also granted ten year warrants exercisable at $0.01 to purchase 212,500 shares of Common Stock as equity compensation in conjunction with a $650,000 loan to the Company which has been repaid.

Item 11.  Executive Compensation.

Summary Compensation Table for Discontinued Operations

The table below sets forth, for the last three fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer, and (ii) our most highly compensated executive officers, other than those listed in clause (i) above, who was serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Johnny R. Thomas, Chief Executive Officer	2012	$174,000	-	-	-	$174,000
	2011	167,792 (1)				$167,792
	2010	33,000 (2)	-	$198,792		$231,792
John C. Francis, V.P. Corporate Development	2012	$150,000	-	-		$150,000
Michael Hodges, Former Chairman of The Board of Directors of the Company and Interim Chief Executive Officer (3) (4)	2012	-	-	-	-	-
	2011	$-	-	-	-	-
	2010	$54,999	-	-	-	$54,999
Shelby Little, Former Chief Executive Officer (6)	2012	-	-	-	-	-
	2011	-	-	-	-	-
	2010	$37,683	-	-	-	$37,683
Carol Shobrook, Former Chief Operating Officer (7)	2012	-	-	-	-	-
	2011	-	-	-	-	-
	2010	$13,500	-	-	-	$13,500

(1)	Consists of $ 150,000 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $24,000, withheld in the payment of the excise price of 24,000 warrants.
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

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

			Option Award			Stock Award
Name	Number of Securities Underlying Unexercised Warrants Exercisable	Number of Securities Underlying Unexercised Warrants Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Johnny R. Thomas	1,000,000	-0-	250,000(1)	$ 1.00	09/01/2020	-0-	-0-	-0-	-0- (2)
	1,000,000(3)	-0-	250,000	$ 0.01	03/01/2021	-0-	-0-	-0-	-0-

John C. Francis	1,000,000	-0-	250,000(1)	$ 1.00	09/01/2020	-0-	-0-	-0-	-0- (2)
	1,000,000(3)	-0-	250,000	$ 0.01	03/01/2021	-0-	-0-	-0-	-0-

(1)

Shares issuable upon exercise of management warrants assigned by each of Johnny R. Thomas and John C. Francis to affiliates for estate planning purpose and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership, although included in the above table since the warrants were issued pursuant to their respective employment agreements.  These Warrants are exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, the next 150,000 warrants vested on October 31, 2010, the next 250,000 warrants vested on September 1, 2011, the next 250,000 Warrants vested on September 1, 2012 while the remaining 250,000 warrants vest on September 1, 2013. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters. These warrants also vest when the holders exercise the warrants and purchase Common Stock. In November 2012 the warrant exercise price was reduced from $1.25 per share to $0.01 per share, the term of the warrants was extended to ten years and the vesting criteria was amended to remove milestone criteria. All of the above stated warrants also vest when the holders exercise the warrants and purchase Common Stock and are therefore currently exercisable.

(2)	The Closing Price of the Company’s Common Stock on December 31, 2012 was $1.19 per share.

(3)

Shares issuable upon exercise of 1,000,000 performance warrants assigned by each of Johnny R. Thomas and John C. Francis to effectuate for estate planning purposes and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership, although included in the above table, since the warrants were issued for services rendered.  These warrants were granted on March 1, 2011 and are exercisable for ten (10) years at $0.01 per share, as amended.  These Warrant, as amended, vest and become exercisable according to the same terms as set forth for the warrants described in Note (1) above.  These warrants also vest when the holders exercise the warrants and purchase Common Stock.

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

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. In November 2012 the warrant exercise price was reduced to $0.01 per share, the term of the warrants was extended to ten years and the vesting criteria was amended to remove the milestone criteria. All of the above stated warrants also vest when the holders exercise the warrants and purchase Common Stock and are therefore deemed to be currently exercisable.

In the event that an officer is terminated without cause: (i) he shall review a cash settlement of $75,000, and (ii) 50% of all unvested warrants issued under his employment agreement, as amended, shall vest immediately.  Except as set forth herein, the respective employment agreements remain unchanged and in full force and effect.

The Company entered into employment agreements as of September 1, 2011, as amended on March 15, 2012, with D. Jason Davis, as Chief Executive Officer of Xnergy, Inc. and Joseph Patalano, as Chief Operating Officer of Xnergy, Inc.  The agreements terminate on August 31, 2016, unless terminated earlier and are automatically renewed for one-year periods unless notice of termination is given by either party at least 90 days prior to expiration of the Initial Term and/or any renewal period.  Mr. Davis’s base salary is $300,000 per annum and Mr. Patalano’s base salary is $140,000.  Both are eligible to receive a bonus for the three fiscal years ending December 31, 2013, based on Xnergy’s performance on a stand-alone basis.  Pursuant to the March 2012 Amendment, the cash bonus for 2012 was replaced by a warrant bonus.  Messrs. Davis and Patalano received 716,400 and 183,600 warrants, respectively, exercisable at $1.16 per share, the merger closing price for ten (10) days prior to execution of the Amendment.  The warrants expire on March 15, 2017, if not previously exercised.  The warrants shall vest as follows:

a.

150,000 and 100,000 warrants for Davis and Patalano, respectively, when the Company signs an agreement or agreements that generate at least $30,000,000 in revenues, or when the executive pays the $1.16 to exercise said warrants, whichever occurs first.

b.

283,200 and 41,800 warrants for Davis and Patalano, respectively, shall vest when the Company recognizes $50,000 in accumulated revenues according to GAAP standards, commencing January 1, 2012.

c.

283,200 and 41,800 warrants for Davis and Patalano, respectively, shall vest when the Company recognizes $70,000 in accumulated revenues according to GAAP standards, commencing January 1, 2012.

The bonuses for 2013 shall be paid based on 80% of the reasonable forecasted profits of Xnergy before negotiations commenced with the Company.  Messrs. Davis and Patalano shall receive 33% in the aggregate of the recurring revenue from payments completed during the initial term of their employment contracts, provided: (i) Xnergy’s net income for the fiscal year exceeds the profit threshold; (ii) the respective employee is still employed by Xnergy; and (iii) this provision shall expire on June 30, 2016, unless extended in writing. If the Agreement is terminated for Cause (as defined) or the employee leaves without Good Reason (as defined) he shall only receive any accrued compensation but not be entitled to any bonus beyond the date of termination.  If the employee’s contract is terminated other than for Cause or by the Employee for Good Reason, but not for death, disability or non-resident, the employee shall receive the compensation stated above for the balance of the Term and any bonus generated from recurring profits from payments originated by the Employee until revenue under such agreements cease.

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

Effective September 1, 2011, upon the Xnergy and HVAC Controls & Specialties, Inc. Acquisition, 27 employees of Xnergy, Inc. and 11 employees of HVAC Controls & Specialties, Inc. were granted an aggregate of 135,250 incentive stock options with one and three year vesting schedules exercisable for ten (10) years at $1.72 per share.

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

On October 16, 2012, the Company granted Edith Vasquez, a Company employee, options to purchase 10,000 shares of Common Stock exercisable at $1.23 per share for ten (10) years with one third-vested at grant and one-third vested annually thereafter.

On December 5, 2012, the Company granted three Xnergy, Inc. employees and one HVAC Controls & Specialties, Inc. employee an aggregate of 175,000 ten (10) year options to purchase Common Stock at $1.27 per share with one-half of the options vesting on December 1, 2013 and the other one-half vesting on December 14, 2014.

As a result of the foregoing, there were options to purchase an aggregate of 960,761 shares of Common Stock issued and outstanding as of December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 26, 2013 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table above; (iii) each director; and, (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Blue Earth, Inc., 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052 Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this prospectus, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)

5% Owners:
John Liviakis Liviakis Financial Communications 655 Redwood Hwy, Suite 395 Mill Valley, CA 94941	1,891,752(2)	8.6%

D. Jason Davis 2721 Loker Avenue West Carlsbad, CA 92010	3,519,662(3)	15.7%

David Lies 1701 E. Lake Avenue, Suite 260 Glenview, IL 60025	4,205,470(4)	16.4%

Executive Officers and Directors :
Johnny R. Thomas	1,697,838(5)	7.2%
John C. Francis	1,672,838(5)	7.1%
Laird Q. Cagan	1,699,125(6)	7.4%
All executive officers and directors as a group (three persons)	5,069,801(5)(6)	19.4%

(1)

Based on 21,816,868 shares of our common stock outstanding on March 28, 2013.  Does not include shares of our common stock issuable upon exercise of outstanding options, warrants and warrants issuable upon grant and full exercise of Class A Warrants or conversion of Preferred Stock.

(2)

As reported on Schedule 13G/A dated August 1, 2013 filed by John Liviakis.  Includes 1,690,172 shares of common stock beneficially owned as of August 1, 2012 and 201,580 Shares issuable upon conversion of Series B Preferred Stock. Does not include an aggregate of 1,382,391 shares of Common Stock comprised of (a) 757,391 issuable upon the exercise of Class A Warrants issued to Mr. Liviakis, (b) 100,710 shares issuable upon exercise of Class A Warrants held by Liviakis Financial Communications (“LVC”), of which Mr. Liviakis is the controlling person of, (c) 600,000 shares of Common Stock issuable upon the exercise of the Warrants, exercisable at $.01 per share, issued to LVC, or (d) 25,000 shares of Common Stock issuable upon the exercise of the PIPE Warrants issued in the 2009 Private Placement.  Mr. Liviakis, LVC and the Company amended the applicable Warrants effective August 2, 2012, to provide that no exercise shall occur if as a result Mr. Liviakis would have beneficially owned more than 9.99% of the issued and outstanding common stock of the Company.

(3)

Consists of 2,873,292 shares of Common Stock held by a trust of which Mr. Davis is the executor and beneficiary, 1,000 shares held directly by Mr. Davis and 646,400 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Mr. Davis.  Includes 398,000 shares deposited by Mr. Davis and 102,000 shares deposited by Joseph Patalano, an officer of Xnergy, with the Company pursuant to an Escrow Agreement dated as of September 7, 2011, none of which shares are saleable prior to September 7, 2013 under the terms of a lock-up agreement.  The Company shall be entitled to reimbursement from the Escrowed Shares in the event CJ3, as owner of the leased building, defaults on mortgage payments that adversely affect the Company financially through its lease.

(4)

Includes 100,000 shares issued in our 2009 Private Placement and 195,310 shares issued for consulting services to Remanco Inc. of which Mr. Lies is a control person; 50,000 shares issuable upon exercise of Pipe Warrants issued in the 2009 Private Placement; 50,000 shares issuable upon exercise of Class A Warrants issued to all shareholders of record on December 31, 2010;  1,260,720 shares issuable upon exercise of Class A Warrants issued in our 2011 Series A Preferred Stock Offering and 2012 Series B Preferred Stock Offering; 1,610,000 shares of Common Stock issuable upon issuance of Series A Convertible Preferred Stock; and  911,440 shares of Common Stock issuable upon conversion of Series B Convertible Preferred Stock, but does not include accrued preferred stock dividends.

(5)

Shares issuable upon exercise of management warrants assigned by Johnny R. Thomas and John C. Francis to affiliates for estate planning purpose and for which warrants and underlying shares Messrs. Thomas and Francis disclaim beneficial ownership (except for 1,160,000 underlying shares owned by John Francis and 750,000 underlying shares owned by Johnny R. Thomas), although included in the above table since the warrants were issued pursuant to their respective employment agreements, as amended.  Under Dr. Thomas’s employment agreement 2,000 shares per month are being exercised and issued in lieu of salary payments for such exercises.  Of three Warrants the initial 1,000,000 Warrants issued to each of Dr. Thomas and Mr. Francis are exercisable for ten (l0) years at $1.00 per share. The first 100,000 warrants vested upon grant, the next 150,000 warrants vested on October 31, 2010, the next 250,000 warrants vested on September 1, 2011, the next 500,000 warrants vested on September 1, 2012, while the remaining 500,000 warrants vest on September 1, 2013. The vesting schedule accelerates to full vesting upon the Company achieving aggregate revenue of $12,500,000 for two consecutive quarters and the Company records a pre-tax net profit for such two quarters.  The second warrants issued in March 2011, for each to purchase 1,000,000 shares were exercisable at $1.25 per share and were reduced to $0.01 per share and will vest according to the above stated vesting schedule for the earlier granted warrants under the employment agreements and the term of all warrants was extended to ten years.  All of these warrants also vest when the holders exercise the warrants and purchase Common Stock and are therefore deemed to be currently exercisable.  See Item 11. “Executive Compensation” above.

(6)

Includes (a) 600,000 shares beneficially owned by Cagan Capital LLC, a company that Mr. Cagan is the principal of; (b) 100,000 shares beneficially owned by Mr. Cagan’s minor children; (c) 250,000 warrants issued to Mr. Cagan exercisable at $2.00 per share; (d) 50,000 warrants issued to Mr. Cagan’s minor children exercisable at $2.00 per share; (e) 250,000 warrants issued to Mr. Cagan or an affiliate thereof at $3.00 per share; (f) 11,625 warrants issued to Mr. Cagan or an affiliate thereof at $1.25; and (g) 437,500 warrants issued to Mr. Cagan that are exercisable at $1.24 per share.  Does not include 1,000,000 warrants issued under a consulting agreement in November 2012. Does not include 212,500  warrants issued as compensation for a $650,000 loan to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, securities issued and securities available for future issuance under our Equity Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be	Weighted-	Number of
	issued upon exercise of	average exercise	securities remaining
	outstanding options, warrants	price of outstanding	available for future issuance
	and rights	options, warrants and rights	under equity compensation plans
Equity compensation plans approved by security holders (1)	960,761	$1.58	3,581,239

Equity compensation plans not approved by security holders(2)	8,493,500	$ 0.50	-0-

Total	9,454,261	$ 0.61	3,581,239

(1)

See “Executive Compensation - Equity Incentive Plan” for a discussion of the Company’s 2009 Equity Incentive Plan.

(2)

See  “Executive Compensation - Outstanding Equity Amounts” at Fiscal Year End note (1) for a discussion of Management Warrants issued to Johnny R. Thomas and John C. Francis’ designated nominees and Warrants issued to Laird Cagan, Chairman of the Board.

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

Accordingly, the Company issued 297,850 shares of Series A Preferred Stock, with a face value of $10.00 per share and Warrants to purchase 1,489,250 shares of Common Stock at $3.00 per share.

The Company issued 283,052 shares of Series B Preferred Stock, with a face value of $10.00 per share and warrants to purchase 1,415,260 shares of Common Stock at $3.00 per share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Employment Agreements/Warrants

The Company has entered into substantively similar employment agreements effective September 1, 2010, as amended on March 1, 2011, with Dr. Johnny R. Thomas as Chief Executive Officer and President and John Francis as Vice President of Corporate Development and Investor Relations. Pursuant to their contracts, Messrs. Thomas and Francis were each awarded warrants to purchase an aggregate of 2,000,000 shares of Common Stock, as set forth above under “Executive Compensation - Employment Agreements.” 747,162 of the warrants awarded to purchase an aggregate of 2,000,000 shares of Common Stock have been exercised.

Consulting Agreement/Warrants

On February 24, 2011, the Company entered into a Consulting Agreement with Cagan McAfee Capital Partners, an entity controlled by Laird Cagan, Chairman of the Company’s Board of Directors.  Mr. Cagan received warrants to purchase 500,000 shares of Common Stock at $1.24 per share, for a ten-year period, as amended. On November 6, 2012 the Company entered into a services agreement with Laird Cagan, Chairman of the Company’s Board of Directors in which he received warrants to purchase 1,000,000 shares of Common Stock at $0.01 per share, for a ten-year period. Mr. Cagan also received on December 12, 2012 212,500 warrants to purchase Common Stock at $0.01 per share, for a ten-year period. These warrants were issued in consideration of a $650,000 secured loan made by Mr. Cagan to the Company.

Item 14.  Principal Accountant Fees and Services.

The Company’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.

HJ & Associates LLC was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2012.

Lake and Associates, CPA, was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2011.

In its review of non-audit services and its appointment of the independent registered public accounting firms, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by the independent registered public accounting firms were approved by the Audit Committee.

The following table shows the fees for the fiscal years ended December 31, 2012 and 2011.

	Fiscal 2012 HJ & Associates, LLC	First Three Quarters of Fiscal 2012 Lake and Associates, CPAs	Fiscal 2011 Lake and Associates, CPAs	Fiscal 2010 Lake and Associates, CPAs
Audit Fees (1)	$55,000	$59,210	$59,500	$10,000
Audit Related Fees(2)	$0	$12,775	$0	$0
Tax Fees	$0	$0	$0	$0
All Other Fees (3)	$0	$0	$66,960	$0
Total	$0	$71,985	$126,460	$10,000

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	All Other Fees -these fees relate to the reaudit of our prior period financial statements and the audit of the companies acquired during 2011.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Blue Earth, Inc. and Subsidiaries

Henderson, NV

We have audited the accompanying consolidated balance sheets of Blue Earth, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations,  stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Earth, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

Salt Lake City, UT

April 1, 2013

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Earth Inc.

We have audited the accompanying consolidated balance sheet of Blue Earth Inc. and Subsidiaries (the “Company” as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for of the year ended December 31, 2011. The financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth Inc. and Subsidiaries as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’S LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

April 10, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

-F2-

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS

Cash	$659,009	$527,108
Accounts receivable, net	1,749,827	911,429
Costs and revenues in excess of billings	1,724,543	34,386
Inventory, net	221,548	473,451
Construction in progress	706,043	-
Prepaid expenses and deposits	921,917	540,251

Total Current Assets	5,982,887	2,486,625

PROPERTY AND EQUIPMENT, net	661,156	850,751

OTHER ASSETS
Deposits	52,408	42,106
Contracts and franchise, net	8,250,495	10,846,590

Total Other Assets	8,302,903	10,888,696

TOTAL ASSETS	$14,946,946	$14,226,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,088,459	$1,191,497
Current portion of notes payable	503,386	533,701
Related party payables	1,976,995	378,609
Billings in excess of revenues	674,971	645,424
Deferred revenues	17,004	28,069
Accrued expenses	423,256	582,731
Payroll expenses payable	534,846	550,685
Preferred dividends payable	440,287	54,155
Warrant derivative liability	-	2,037,325

Total Current Liabilities	6,659,204	6,002,196

LONG TERM LIABILITIES

Long term portion of notes payable	-	979,338

Total Liabilities	6,659,204	6,981,534

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 510,152 and 200,000
shares issued and outstanding, respectively	510	200
Common stock; 100,000,000 shares authorized
at $0.001 par value, 20,882,549 and 18,703,182
shares issued and outstanding, respectively	20,883	18,703
Additional paid-in capital	42,332,298	33,771,622
Stock subscription receivable	-	(2,632,192)
Accumulated deficit	(34,065,949)	(23,913,795)

Total Stockholders' Equity	8,287,742	7,244,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,946,946	$14,226,072

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2012	2011

REVENUES	$9,966,073	$5,315,664
COST OF SALES	6,383,645	2,838,277
GROSS PROFIT	3,582,428	2,477,387

OPERATNG EXPENSES
Depreciation and amortization	2,541,961	1,209,769
General and administrative	12,311,157	14,434,071

Total Operating Expenses	14,853,118	15,643,840

LOSS FROM OPERATIONS	(11,270,690)	(13,166,453)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	2,037,325	(749,166)
Other income	1	957
Interest expense	(185,970)	(49,324)
Loss on settlement of license	(164,667)	-
Loss on settlement of debt	(23,133)	-
Liquidated damages expense	-	(55,000)

TOTAL OTHER INCOME (EXPENSE)	1,663,556	(852,533)

LOSS BEFORE INCOME TAXES	(9,607,134)	(14,018,986)

INCOME TAX EXPENSE	-	-

NET LOSS	$(9,607,134)	$(14,018,986)

PREFERRED DIVIDENDS	(545,020)	(89,357)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,152,154)	$(14,108,343)

BASIC AND DILUTED LOSS PER SHARE	$(0.51)	$(0.93)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	18,961,099	15,109,401

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2010	-	$-	11,855,232	$11,855	$12,420,166	$-	$(9,805,452)	$2,626,569

Common stock issued for options cancellation	-	-	72,813	73	95,712	-	-	95,785

Common stock issued for license	-	-	150,000	150	176,850	-	-	177,000

Common stock issued for acquisition of subsidiaries	-	-	5,779,762	5,780	10,164,229	(2,632,192)	-	7,537,817

Common stock issued for consulting services	-	-	743,903	744	972,406	-	-	973,150

Common stock issued for employee incentives	-	-	66,667	66	114,601	-	-	114,667

Common stock issued for exercise of options	-	-	34,805	35	17,965	-	-	18,000

Stock option and warrant expense	-	-	-	-	7,809,893	-	-	7,809,893

Preferred shares and warrants issued for cash	200,000	200	-	-	1,999,800	-	-	2,000,000

Net loss for the year ended
December 31, 2011	-	-	-	-	-	-	(14,108,343)	(14,108,343)

Balance, December 31, 2011	200,000	200	18,703,182	18,703	33,771,622	(2,632,192)	(23,913,795)	7,244,538

Common stock issued upon conversion of debt	-	-	1,220,501	1,221	1,463,092	-	-	1,464,313

Common stock issued upon conversion
of preferred stock and accrued dividends	(70,750)	(71)	790,417	790	105,448	-	-	106,167

Common stock issued for acquisition of project rights	-	-	366,529	366	486,284	-	-	486,650

Common stock issued for consulting services	-	-	370,741	371	497,058	-	-	497,429

Common stock cancelled for technology	-	-	(75,000)	(75)	(89,175)	-	-	(89,250)

Common stock cancelled for exercise of options	-	-	(84,180)	(84)	84	-	-	-

Common stock cancelled for stock subscription receivable	-	-	(877,364)	(877)	(2,631,315)	2,632,192	-	-

Common stock issued upon exercise of warrants and options	-	-	467,723	468	128,143	-	-	128,611

Preferred shares and warrants issued for cash and services	380,902	381	-	-	3,598,007	-	-	3,598,388

Stock option and warrant expense	-	-	-	-	4,892,060	-	-	4,892,060

Derivative attached to preferred stock	-	-	-	-	110,990	-	-	110,990

Net loss for the year ended
December 31, 2012	-	-	-	-	-	-	(10,152,154)	(10,152,154)

Balance, December 31, 2012	510,152	$510	20,882,549	$20,883	$42,332,298	$-	$(34,065,949)	$8,287,742

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(9,607,134)	$(14,108,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option and stock warrants issued for services	4,307,594	7,809,893
(Gain) loss on derivative valuation	(2,037,325)	749,166
Derivative attached to preferred stock	110,990	-
Loss on settlement of debt	23,133	-
Loss on settlement of license	164,667	-
Stock issued for services	497,429	1,201,602
Depreciation and amortization	2,541,961	1,209,769
Amortization of debt discount	37,306	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(2,528,555)	32,800
Inventory	251,903	(347,174)
Construction in progress	(401,886)	-
Prepaid expenses and deposits	303,819	(355,989)
Accrued dividends payable	(240,921)	54,155
Accounts payable and accrued expenses	1,048,163	(391,958)

Net Cash Used in Operating Activities	(5,528,856)	(4,146,079)

INVESTING ACTIVITIES
Acquisition of subsidiaries	-	(1,185,392)
Purchase of license	-	(100,000)
Purchase of property and equipment	(10,188)	(135,360)

Net Cash Used in Investing Activities	(10,188)	(1,420,752)

FINANCING ACTIVITIES
Proceeds from warrants exercised	91,950	-
Proceeds from related party loans	1,605,000	22,096
Proceeds from preferred stock	3,598,388	2,000,000
Acquisition of subsidiary	-	1,800,978
Proceeds from notes payable	1,208,008	-
Repayment of notes payable	(825,787)	(1,629,231)
Repayment of related party loans	(6,614)	-

Net Cash Provided by Financing Activities	5,670,945	2,193,843

NET INCREASE (DECREASE) IN CASH	131,901	(3,372,988)
CASH AT BEGINNING OF YEAR	527,108	3,900,096

CASH AT END OF YEAR	$659,009	$527,108

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

BLUE EARTH, INC. AND SUBSIDIARIES

(fka Genesis Fluid Solutions Holdings, Inc.)

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$83,625	$49,324
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$1,441,180	$-
Commons stock issued upon conversion of preferred stock	708	-
Common stock cancelled for technology	(253,917)	-
Common stock issued for acquisition of subsidiary	-	7,537,817
Common stock issued for license	-	177,000
Common stock cancelled for subscription	(2,632,192)	-
Common stock cancelled	(84)	-
Cashless exercise of warrants	147	-
Initial debt discounts on notes payable	71,172	-
Interest reclassification to notes payable	7,853	-
Preferred dividends declared	545,020	-
Warrant vesting recognized as a prepaid expense	513,294	-
Warrants exercised for accrued wages	36,660	-
Shares issued for construction in progress costs	486,650	-

The accompanying notes are an integral part of these consolidated financial statements.

-F7-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 1. Description of Business

Blue Earth, Inc.  and subsidiaries (the “Company”), a Nevada corporation headquartered in Henderson, Nevada, is a provider of energy efficiency and renewable energy solutions for facilities primarily located in west coast states. The Company is a full servicer energy solutions provider. The Company provides energy efficiency services including energy management, energy audits and reducing energy consumption through retrofits of lighting, refrigeration and HVAC for small commercial business. The Company also develops, designs, builds and implements technologies such as solar, fuel cells and combined heat and power for alternative and renewable energy projects of less than 1 MW. The Company also finances renewable and alternative energy projects through industry relationships.

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

Principles of Consolidation

The consolidated financial statements for 2012 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc., (BET) Castrovilla, Inc., (Castrovilla), Blue Earth Energy Management, Inc,  (BEEM), HVAC Controls and Specialties, Inc. (HVAC), Ecolegacy Gas & Power, LLC (Eco), Xnergy, Inc. (Xnergy), Blue Earth Energy Management Services, Inc. (BEEMS) and Blue Earth Finance, Inc. (BEF).  For the year ended December 31, 2011, the consolidated financial statements included the accounts of Blue Earth Tech, Inc, Castrovilla, Inc.,  and Blue Earth Energy Management, Inc. The 2011 consolidated financial statements also include the accounts of HVAC Controls and Specialties, Inc., Ecolegacy, LLC and Xnergy, Inc. from September 1, 2011.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2012 and 2011.

-F8-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 2. Significant Accounting Policies (Continued)

Accounts Receivable

The Company records accounts receivable related to its construction contracts based on billings or on amounts due under the contractual terms. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $58,233 and $193,218 as of December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Depreciation Term
Leasehold improvements	20 years
Computer and office equipment	3–5 years
Equipment and tools	5–10 years
Vehicles	5 years

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In  connection with the purchases of Castrovilla. and Xnergy. The Company has recorded $11,595,475 as the value of customer contracts and franchises. In 2011 the Company paid $277,000 for a license to energy conservation technology. The license was cancelled in 2012. These amounts are being amortized over their estimated useful lives of 5 years. The Company recorded amortization expense of $2,342,178 and $1,114,648 during the years ended December 31, 2012 and 2011, respectively. Annual amortization expense will be $2,319,075 through 2016.

-F9-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Excluded from the scope of ASC Topic 820 are certain leasing transactions accounted for under ASC Topic 840, “Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction, but measured pursuant to other pronouncements within the scope of ASC Topic 820.

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred. Advertising costs aggregated $107,215 and $300,927 for the years ended December 31, 2012 and 2011, respectively.

Reclassifications

Certain amounts in the accompanying 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Reserve for Warranty

The Company has accrued a reserve for the estimated cost of completing warranted services. The reserve is $1,717 and $25,241 as of December 31, 2012 and 2011, respectively.

-F10-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 2. Significant Accounting Policies (Continued)

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, the tax years 2009 through 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

-F11-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible preferred stock or other common stock equivalents. Options to purchase 960,761 and 607,791 common shares and warrants to purchase 19,807,876 and 16,020,366 common shares were outstanding at December 31, 2012 and 2011, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

Comprehensive Income

The Company has no items of other comprehensive income as of December 31, 2012 and 2011.

-F12-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $582 and $14,230 for the years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or its financial statements.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of December 31, 2012 and 2011 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $221,548 (net of $-0- allowance ) and $473,451 (net of $25,000 allowance), respectively. The Company does not have any work in progress.

Prepaid Expenses and Deposits

The components of the Company’s prepaid expenses as of December 31, are as follows:

	2012	2011
Consulting fees (term 1-9 months)	$696,868	$440,038
Royalties ( term as earned per contract)	-	68,213
Insurance (term 11 months)	42,555	29,000
Deposits (term 1 month)	182,494	3,000
Total prepaid expenses	$921,917	$540,251

-F13-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 2. Significant Accounting Policies (Continued)

Technology License

On May 16, 2011, the Company purchased a license to energy conservation technology known as “SwitchGenie”. The purchase price was $100,000 and 150,000 shares of the Company’s common stock valued at $1.18 per share, which was the market price on the transaction closing date. The license also requires the Company to pay a royalty based upon SwitchGenie sales. The Company had prepaid $68,213 in royalties against the license as of December 31, 2011 which was included in prepaid expenses. The Company was amortizing the cost of the license over the expected life of 5 years and has recorded $13,850 and $9,233 of amortization expense during the year ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 the Company returned the technology license to the licensor in exchange for 75,000 shares of common stock and terminated the exclusive license and entered into a non exclusive license and supply agreement.

Note 3. Property and Equipment

The major classes of assets as of December 31, are as follows:

	2012	2011
Office and computer equipment	$342,405	$352,227
Manufacturing and installation equipment	272,488	260,624
Leasehold improvements	759,304	759,304
Vehicles	404,720	422,803
Sub Total	1,778,917	1,794,958
Accumulated Depreciation	(1,117,762)	(944,207)
Net	$661,156	$850,751

Depreciation expense was $213,633 and $105,985, for the years ended December 31, 2012 and 2011, respectively. Approximately $360,210 of the Company’s property and equipment serves as security against its long-term debt.

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

-F14-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 4. Fair Value of Financial Instruments (Continued)

Liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2012 and 2011:

Total Carrying
	Value at	Fair Value Measurements at December 31, 2012
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$-	$-	$-	$-

Total Carrying
	Value at	Fair Value Measurements at December 31, 2011
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$2,037,325	$-	$-	$2,037,325

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2012 and 2011:

Balance at December 31, 2010	$1,288,159
Change in fair value 2011	749,166
Balance at December 31, 2011	2,037,325
Change in fair value 2012	(2,037,325)
Balance at December 31, 2012	$-

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2012 and 2011:

Assumptions	December 31, 2012	December 31, 2011
Expected term (years)	0.0	1.8 - 9.7
Expected volatility	178%	152%
Risk-free interest rate	3.64%	0.71% - 4.13%
Dividend yield	0.00%	0.00%

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

-F15-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 4. Fair Value of Financial Instruments (Continued)

There were no changes in the valuation techniques during the years ended December 31, 2012 and December 31, 2011. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. Mr. Thomas and Mr. Francis also have the right  to vest the warrants by exercising the warrants. Accordingly the value of the warrants has been expensed in the financial statements. In November 2012 the warrant exercise price was reduced to $0.01 per share, the term of warrants were extended to 10 years and the vesting criteria was amended to remove the milestone criteria and to effectively vest immediately.

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

Legal Matters

The Company is subject to litigation of normal course of business. The Company records a liability for legal settlements when the amount is estimable and determined to be likely.

-F16-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 5. Commitments and Contingencies (Continued)

Operating Leases

The Company leases office and manufacturing facilities from unrelated parties under non cancellable operating leases. The leases are typically five years. As of December 31, 2012, future minimum lease payments are as follows:

Year	Amount
2013	$364,800
2014	296,910
2015	253,020
2016	241,020
2017	241,020
Thereafter	3,374,280
Total	$4,771,050

Note 6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock having a par value of $0.001 per share.

During 2012 the Company issued 283,052 shares of its Series B preferred stock at $10 per share for proceeds of $2,830,520. Each share of Series B preferred stock is convertible to 10 shares of the Company’s common stock. The Series B preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series B preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series B Preferred Stock.

Preferred Stock

During 2011 the Company issued 200,000 shares of its Series A preferred stock at $10 per share for proceeds of $2,000,000. During the year ended December 31, 2012 the Company issued an additional 97,850 shares of Series A preferred stock for proceeds of $978,500. Each share of Series A preferred stock is convertible to 10 shares of common stock upon the Company’s common stock trading at $2.25 per share for 60 consecutive days. The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

During the year ended December 31, 2012, 70,750 shares of the Series B preferred stock with the related accrued dividends were converted to 790,417 shares of common stock. The Company has accrued a preferred dividend payable of $440,287 on the preferred stock as of December 31, 2012.

-F17-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 6. Stockholders’ Equity (Continued)

The Warrants attached to the Class A and B preferred stock are substantially the same. Upon the exercise of a Class A Warrant for the $3.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of Common Stock at $6.00 per share, subject to redemption and/or temporary reduction by the Company. The Class B Warrant shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.m. (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class B Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provided, however, if such date is not a Business Day, then on the Business Day immediately following such date. The Company determined the value of the Class A Warrants to be $1,087,881 using the Black-Scholes model. The Company allocated $497,792 of the $2,000,000 proceeds received from  the Preferred Stock to the Class A Warrant and is amortizing the remaining $497,792 as a dividend expense over the 4 year term of the Warrants. The Company recognized $35,202 of additional dividend expense due to the Class A Warrants during the year ended December 31, 2011.

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

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock having a par value of $0.001 per share, of which 20,882,549 and  18,703,182 shares were issued and outstanding at December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012 the Company issued 1,220,501 shares of its common stock upon the conversion of $1,464,313 of debt. The Company issued 790,417 shares of its common stock upon the conversion of 70,750 shares of preferred stock and accrued dividends of $111,924. The Company issued 366,529 shares of common stock for certain solar project rights valued at $486,650 and cancelled 75,000 shares of common stock for the termination of rights to technology valued at $253,917. The Company issued 370,741 shares for consulting services valued at $497,429 and 467,723 shares upon the exercise of warrants and options valued at $128,611. The Company cancelled 84,180 common shares as consideration for the exercise of warrants and 877,364 common shares in exchange for a stock subscription receivable.

During the year ended December 31, 2011 the Company issued 5,779,762 shares of its common stock to acquire subsidiaries valued at $7,537,817. The Company issued 150,000 shares of common stock for technology license rights valued at $177,000. The Company issued 743,903 shares for consulting services valued at $973,150, 66,667 shares as employee incentives valued at $114,667 and 34,805 shares upon the exercise of options valued at $18,000. The Company cancelled 72,813 common shares as consideration for the cancellation of options valued at $95,785.

-F18-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 6. Stockholders’ Equity (Continued)

Incentive Stock Option and Warrant Grants to Consultants and Employees

2009 Incentive Stock Option Plan

During the year ended December 31, 2012 the Company granted 372,970 stock purchase options to its employees under its 2009 Incentive Stock Option Plan. The options have a 10 year option period (1 year upon termination of employment) and are exercisable at $1.23 to $1.72 per share.

During the year ended December 31, 2011 the Company granted 547,791 stock purchase options to its employees under its 2009 Incentive Stock Option Plan. The options have a 10 year option period and are exercisable at $1.00 to $1.72 per share.

As of December 31, 2012, 3,590,128 shares were remaining under the 2009 Plan for future issuance.

Stock Purchase Warrants

During the year ended December 31, 2012 the Company granted 2,112,500 stock purchase warrants to a director (1,212,500) and executive employees (900,000). The warrants have a 5 to 10 year exercise period and are exercisable at $0.01 to $1.16 per share. The Company also granted 4,035,000 stock purchase warrants to consultants. The warrants have a 1 to 10 year exercise period and are exercisable at $0.01 to $1.39 per share. The Company also granted 146,750 stock purchase warrants to the placement agents on its Class B preferred stock. The warrants have a 5 year exercise period and are exercisable at $1.75 per share. The Company also reset the exercise price for 3,597,500 options from $1.00 to $1.24 per share to $0.01 per share. The Company also issued 1,415,260 A warrants to the purchasers of the Class B preferred stock with an exercise period of 1 year and an exercise price $3.00.

During the year ended December 31, 2011 the Company granted 2,500,000 stock purchase warrants to executive employees. The warrants have a 5 to 10 year exercise period and are exercisable at $1.00 to $1.24 per share. The Company also granted 160,000 stock purchase warrants to consultants. The warrants have a 5 year exercise period and are exercisable at $1.15 per share. The Company also granted 69,000 stock purchase warrants to the placement agents on its Class A preferred stock. The warrants have a 5 year exercise period and are exercisable at $1.75 per share. The Company also issued 1,489,250 A warrants to the purchasers of the Class A preferred stock with an exercise period of 1 year and an exercise price of $3.00 per share.

The Company recorded compensation expense of $4,307,594 and $7,809,893 for the years ended December 31, 2012 and 2011, respectively, in connection with these stock warrants and options.

-F19-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 6. Stockholders’ Equity (Continued)

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Expected term (years)	5.0 - 10.0	5.0 - 10.0
Expected volatility	94.45-116.86%	160%
Weighted-average volatility	94.45-116.86%	160%
Risk-free interest rate	0.23-1.53%	3.99%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields

Incentive Stock Option and Warrant Grants to Consultants and Employees

with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased. A summary of the Company’s stock option activity during the years ended December 31, 2012 and 2011 is presented below:

-F20-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 6. Stockholders’ Equity (Continued)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2010	298,500	$1.00	9.8
Granted	97,791	1.68	5.0
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9.
Balance Outstanding, December 31, 2011	607,791	1.63	9.8	1,018,089
Granted	52,720	1.37	110
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	$1.58	8.2	$1,520,695
Exercisable, December 31, 2012	654,095	$1.52	8.2	$996,496

A summary of the Company’s warrant activity during the years ended December 31, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31		$27,457,223
Granted	2,660,000	2.53	5.00
Forfeited	(18,000)	1.00	--
Granted	1,489,250	3.00	1.00
Forfeited	(50,000)	1.25	--
Granted	69,000	1.75	5.00
Balance Outstanding, December 31, 2011	16,020,366	2.53	2.78	33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding December 31, 2012	19,807,876	$1.63	7.04	$32,194,216
Exercisable, December 31, 2012	15,472,876	$1.85	7.04	$28,626,216

-F21-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 6. Stockholders’ Equity (Continued)

The Company expects all non-contingent outstanding employee stock options to eventually vest. As of December 31, 2012, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $1,328,375 which is expected to be recognized over the respective vesting periods which extend through 2015. As of December 31, 2011, there were total unrecognized compensation costs related to nonvested share-based compensation arrangements of $412,389, which is expected to be recognized over the respective vesting periods which extend through 2013.

Note 7. Income Taxes

The Company files a consolidated U.S. income tax return that includes its U.S. subsidiary. The amounts provided for income taxes are as follows:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Current (benefit) provision: federal	$--	$--
Current (benefit) provision: state	--	--
Total current provision	--	--
Deferred (benefit) provision	--	--
Deferred (benefit) provision relating to reduction of valuation allowance	--	--
Total deferred provision	--	--
Total provision (benefit) for income taxes from continuing operations	$--	$--

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forward	$3,736,000	$3,323,562
Warrant derivative liability	--	419,086
Capital loss carryover	381,600	--
Allowance for doubtful accounts	24,600	--
Related party accruals	17,800	--
Accrued vacation	28,100	--
Depreciation	35,800	--
Stock-based compensation	--	3,613,780
Amortization of intangible assets	--	374,271
Derivative attached to preferred stock	--	--
	4,223,900	7,730,699
Less: valuation allowance	(4,223,900)	(7,730,699)
Total deferred tax assets	--	--
Total deferred tax liabilities	--	--

Total net deferred tax assets (liabilities)	$--	$--

-F22

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 7. Income Taxes (Continued)

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2012 and 2011 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2012. The net changes in the valuation allowance during the year was an decrease of $3,506,799 in 2012 and an increase of $4,796,837 in 2011.

At December 31, 2012, the Company had $8,853,000 of net operating loss carry forwards which will expire in various years through 2032. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses may be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carry forwards could be restricted.

The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows:

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011
Federal tax rate applied to loss before income taxes	34.0%	34.0%
State income taxes, net of federal benefit	3.5%	3.5%
Permanent differences	-0.9%	-0.9%
Change in valuation allowance	-39.4%	-39.4%
Other	2.8%	2.8%
Income tax expense (benefit)	0.0%	0.0%

Note 8. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2012 and 2011, there was $57,405 and $30,883, respectively, in excess of insurable limits.

-F23-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. Mr. Thomas and Mr. Francis also have the right  to vest the warrants by exercising the warrants accordingly the value of the warrants has been expensed in the financial statements. In November 2012 the warrant exercise price was reduced to $0.01 per share , the term of warrants were extended to 10 years and the vesting criteria was amended to remove the milestone criteria and to effectively vest immediately.

Stock Subscription Receivables

On June 17, 2008, two of Xnergy Inc.’s former stockholders agreed to purchase the shares of another shareholder for $2,486,850. Concurrent with this agreement, Xnergy, Inc. agreed to issue a promissory note for the payment for the stock. The liability was recorded along with notes receivable from the purchasing stockholders. The notes receivable were assumed by the Company in the purchase of Xnergy, Inc. and have no repayment terms, are non interest bearing and are unsecured accordingly they are classified as stock subscription receivables. As of December 31, 2011, the receivables totaled $2,632,192. During the year ended December 31, 2012 the Company received and cancelled 877,364 shares of its common stock as satisfaction of the stock subscription receivables.

Related Party Payables

In connection with the purchase of Castrovilla and Xnergy, the Company entered into promissory notes to pay outstanding liabilities to the former shareholders. During the year ended December 31, 2012 the Company borrowed $1,605,000 from a director. The notes payable are secured by certain of the Company’s construction projects, due upon demand and bear interest at 12% per annum. A summary of the maturity of the related party payables is as follows:

Amount of
Principal Payments
Year	Due
2013	$1,976,995
2014	-
2015	-
2016	-
2017	-
Thereafter	-
Total	$1,976,995

-F24-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 10 . Accrued Expenses

A summary of Accrued Expenses as of December 31, are as follows:

	2012	2011
Accrued Consulting Fees	$220,631	$178,224
Credit Cards Payable	149,122	181,318
Accrued Interest Payable	51,786	-
Reserve for Warranty	1,717	25,241
Warrant Exercise Liability	-	8,000
Total	$423,256	$394,530

Note 11. Long Term Debt

Bank Line of Credit

December 31, 2012
Bank line of credit, opened on April 16, 2008, maturity on April 15, 2013; $50,000 credit limit, adjustable interest rate currently at 5.5% , unsecured	$ 48,812

Promissory Notes Payable

The Company assumed promissory notes payable in connection with the purchase of Xnergy, Inc. and its subsidiary HVAC Controls, Inc. As a result of the purchase of Xnergy, Inc. by the Company the notes were rewritten. The notes payable are secured in part by the shares of the Company. The promissory notes now provide for interest at 7.75% per annum. During the year ended December 31, 2012 the Company issued 1,185,389 shares of its common stock upon the conversion of $1,391,188 of debt. During the year ended December 31, 2012 the Company received $500,000 from subordinated promissory notes payable. The notes accrue interest at 10% per annum, are unsecured and are due 6 months from the date of issuance. The Company repaid $50,000 of the subordinated promissory notes payable during the year ended December 31, 2012.

Amount of
Principal Payments
Year	Due
2013	$436,167
2014	-
2015	-
2016	-
2017	-
Thereafter	-
Total	$436,167

-F25-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 11. Long Term Debt (Continued)

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The contracts bear interest at an average interest rate of approximately 5% per annum, are secured by the vehicles. The composition of these loans and notes payable are summarized in the table below:

Amount of
Principal Payments
Year	Due
2013	$18,407
2014	-
2015	-
2016	-
2017	-
Thereafter	-
Total	$18,407

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

-F26-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 12. Acquisition of Subsidiaries (Continued)

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

-F27-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 12. Acquisition of Subsidiaries (Continued)

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

-F28-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 12. Acquisition of Subsidiaries (Continued)

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

The purchase resulted in a distributorship asset and customer base of $9,137,225.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
Xnergy, Inc. and HVAC Controls & Specialties, Inc.	4,500,000	$1.72	$7,740,000

Total Purchase Price			7,740,000
Assets at Fair Value

Cash			$1,442,319

Receivables			710,437
Other current assets			150,278
Property and equipment			86,548
Related party receivable			2,632,192
Customer base			9,137,225
Total Assets			$14,158,999

Liabilities Assumed at Fair Value
Accounts payable	$ 379,227
Accrued liabilities	1,606,074
Notes payable	4,433,698
Equity	7,740,000
Total Liabilities and Equity	$ 14,158,999

-F29-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 12. Acquisition of Subsidiaries (Continued)

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

Proforma Condensed Consolidated Statement of Operations

December 31,
2011
Revenues	$8,682,109
Net Loss	$(7,244,198)

Note 13. Operating Segments

Operating segments are defined as components of an enterprise about which separate and discreet financial information is available and is evaluated regularly by the chief operating decision-maker in assessing performance and determining how to best allocate Company resources. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company has three principal operating segments: (1) construction of alternative energy facilities, (2) HVAC construction and management,  and (3) energy efficiency remediation.  These operating segments were delineated based on the nature of the products and services offered.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 2: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the years ended December 31, 2012:

	Management and	HVAC	Energy
	Construction	Services	Efficiency	Consolidated
December 31, 2012
Revenues	$5,022,144	$1,499,108	$3,444,821	$9,966,073
Cost of revenues	3,800,141	773,809	1,809,695	6,383,645
Operating expenses	11,501,232	685,230	2,666,656	14,853,118
Other income (expense)	1,704,204	(6,625)	(34,023)	1,663,556
Net income (loss)	$(8,575,025)	$33,444	$(1,065,553)	$(9,607,134)

Total assets	$13,815,552	$280,513	$850,881	$14,946,946

-F30-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 13. Operating Segments (Continued)

	Management and	HVAC	Energy
	Construction	Services	Efficiency	Consolidated
December 31, 2011
Revenues	$405,060	$1,052,584	$3,858,020	$5,315,664
Cost of revenues	113,967	966,266	1,758,044	2,838,277
Operating expenses	12,877,649	97,367	2,668,824	15,643,840
Other income (expense)	(805,425)	(7,589)	(39,519)	(852,533)
Net income (loss)	$(13,391,981)	$(18,638)	$(608,367)	$(14,018,986)

Total assets	$12,707,606	$251,900	$1,266,566	$14,226,072

Note 14. Subsequent Events

On February 22, 2013, the Company and each of the Company’s wholly owned subsidiaries and TCA Global Credit Master Fund, LP (the “Lender”) entered into a Credit Agreement (the “Credit Agreement), dated as of January 31, 2013 and effective February 22, 2013 (the “Effective Date”).  Under the terms of the agreement, the Lender has committed to lend a total of $10,000,000 (the “Credit Facility”) to the Company pursuant to one of the Lender’s senior secured revolving notes (the “Notes”).  The Notes accrue interest at a rate of twelve percent (12%) per annum and mature six months following the date of issuance of the applicable Note.  The initial tranche of $1,500,000 was funded on February 22, 2013 and shall mature on August 22, 2013.  Following the initial tranche, the Company must meet specific monthly collateral requirements to further draw upon the revolving credit facility offered by TCA.  TCA Fund Management Group as the Investment Manager for TCA Global Credit Master Fund acts as an advisor to many small companies from its offices in the United States, United Kingdom and Australia. TCA Fund is a short duration, absolute return fund specializing in senior secured lending to small, mainly listed companies in the U.S., Canada, Western Europe and Australia.

The Credit Facility is secured a senior secured interest in all of the Company and the Subsidiaries’ assets other than Excluded Assets.  The initial tranche is earmarked to fund the Company’s Solar PV Joint Development Agreement (known as “Sun Valley”) and the Orange Center School Project.   Excluded Projects for future financing include all future projects and receipts associated therewith.  All payments or proceeds to the Company and/or subsidiaries related to the Initial Projects will be deposited in the control account pursuant to the terms of the Credit Agreement.  In connection with the Credit Agreement, the Company also issued 92,115 shares of restricted common stock (the “Fee Facility Shares”) to the Lender.

Subsequent to December 31, 2012 the Company has issued 3,000 shares of its common stock as an award to several employees. The Company has also issued 131,600 shares of common stock upon the conversion of 11,750 shares of Series A and B preferred stock and the related accrued dividends. The Company also issued 547,162 shares of common stock upon the exercise of warrants for net cash proceeds of $283,950. The Company also issued 92,115 shares for loan fees valued at $1.09 per share. The Company also issued 4,854 shares of common stock for services valued at $1.03 per share. The Company also issued 155,588 shares of common stock in satisfaction of $152,165 of other debt.

-F31-

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 14. Subsequent Events (Continued)

Subsequent to December 31, 2012 the Company repaid $51,110 of notes payable and $750,000 of related party payables.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

-F32-

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc.(6)
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC(8)
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc.(7)
3.1	Articles of Incorporation(5)
3.2	Bylaws(5)
3.3	Certificate of Designations and Preferences for Series A Convertible Preferred Stock (9)
3.4	Certificate of Designation and Preferences for Series B Convertible Preferred Stock (15)
4.1	Specimen Stock Certificate(11)
4.2	Form of Performance Warrant(14)
10.1	Form of Subscription Agreement(1)
10.2	Form of Investor Warrant (1)
10.3	Form of Registration Rights Agreement(1)
10.4	Form of Lockup Agreement(1)
10.5	Form of Placement Agent Warrant(1)
10.6	Form of Directors and Officers Indemnification Agreement(1)
10.7	Blue Earth, Inc. 2009 Equity Incentive Plan(8)
10.8	Form of 2009 Incentive Stock Option Agreement(1)
10.9	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.10	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.11	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.12	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas.(6)
10.13	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis.(6)
10.14	Form of Class A Funding Warrant dated December 31, 2010.(11)
10.15	Form of Class B Funding Warrant.(11)
10.16	Form of Class C Funding Warrant.(11)
10.17	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees.(11)
10.18	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (11)
10.19	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010.(11)
10.20	Warrant issued to Laird Cagan dated February 24, 2011. (11)
10.21	Consulting Agreement dated February 24, 2011 by and between Cagan MacAfee Capital Partners, LLC and Blue Earth, Inc. (11)

Exhibit No.	Description
10.22	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (7)
10.23	Lock-Up Agreement, dated as of December 30, 2010, by and among John Pink, Adam Sweeney and Humitech of Northern California, LLC, Castrovilla Inc. and Blue Earth, Inc.(7)
10.24	Guaranty Agreement, dated as December 29, 2010, by and among John Pink, Adam Sweeney, Castrovilla Energy and Blue Earth, Inc.(7)
10.25

Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP. (11)

10.26	Form of Subscription Agreement issued in 2011 Preferred Stock Offering (9)
10.27	Form of Class A Warrant issued in 2011 Preferred Stock Offering (9)
10.28	Finance Agreement, dated as of December 19, 2011, by and between Blue Earth, Inc. and US Energy Affiliates, Inc.(10)
10.29	Capital Stock Purchase and Lease Agreement.(13)
10.30	Promissory Note, issued by the Company to Jeff Gosselin, in the principal amount of $1,357,358.41.(13)
10.31	Mutual Hold Harmless and Indemnification Agreement.(13)
10.32	Purchase and Sale Agreement dated as of July 26, 2012, by and between White Horse Energy, LLC, as Seller and Blue Earth, Inc. as Buyer. (16)
10.33

Settlement Agreement and Release of Claims effective on July 30, 2012, by and between SwitchGenie, LLC (d/b/a Logica Lighting Controls, LLC), Blue Earth, Inc., Blue Earth Energy Management, Inc., James F. Loughrey and Kaye Loughrey. (16)

10.34	Non-Exclusive License and Supply Agreement made July 30, 2012 by and among Logica Lighting Controls, LLC (formerly SwitchGenie LLC), James F. Loughrey, and Blue Earth, Inc. (16)
10.35	Secured Promissory Note dated October 30, 2012 to Laird Q. Cagan.(17)
10.36	Independent Consulting Agreement dated November 6, 2012 by and between Blue Earth, Inc. and Laird Cagan.(18)
10.37	Secured Promissory Note dated December 12, 2012 from the Company to Laird Cagan.(20)
10.38	Security Agreement dated as of December 12, 2012 from Blue Earth to Laird Cagan.(20)
10.36	Common Stock Purchase Warrant dated as of December 12, 2012 from Blue Earth to Laird Cagan. (20)
10.40	Credit Facility Agreement, dated as of January 31, 2013 and effective February 22, 2013, by and among the Company, the Lender and the Subsidiaries.(21)
10.41	Revolving Line of Credit Note, issued by the Company and the Subsidiaries to the Lender, issued as of January 31, 2013 and effective February 22, 2013.(21)
16.1	Letter from Davis Accounting Group P.C. (12)
16.2	Letter from Salberg & Company P.A. dated October 28, 2010.(5)
16.3	Letter from Lake & Associates, CPA’s, LLC dated December 11, 2012.(19)
21	List of Subsidiaries
*23.1	Consent of Lake & Associates, CPA’s, LLC
*23.2	Consent of HJ & Associates, LLC. (19)
*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(21)
*31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.(22)

*101INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(13) Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 filed on April 16, 2012.

(14) Incorporated by reference herein to the copy of such document filed as an exhibit to or Registration Statement on Form S-8 filed on April 27, 2012.

(15) Incorporated by reference to the copy of such document included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 10, 2012.

(16) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 1, 2012.

(17) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 2, 2012.

(18) Incorporated by reference to the copy of such document included as an exhibit to our Quarterly Report on Form 10-Q filed on November 13, 2012.

(19) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 13, 2012.

(20) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K/A Amendment NO. 1 filed on December 20, 2012.

(21) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 28, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 1st day of April, 2013.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	April 1, 2013

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer, Interim Chief Financial Officer and Director	April 1, 2013

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

21	List of Subsidiaries
23.1	Consent of Lake & Associates, CPA’s, LLC
23.2	Consent of HJ & Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.