Form 10-Q
period 2013-03-31
Blue Earth, Inc.
filed 2013-05-13
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013 the issuer had 23,202,906 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$458,483	$659,009
Accounts receivable, net	1,771,799	1,749,827
Costs and revenues in excess of billings	2,485,197	1,724,543
Inventory, net	325,445	221,548
Construction in progress	707,043	706,043
Prepaid expenses and deposits	860,296	921,917
Total Current Assets	6,608,263	5,982,887
PROPERTY AND EQUIPMENT, net	642,241	661,156
OTHER ASSETS
Deposits	52,408	52,408
Contracts and franchise, net	7,670,713	8,250,495
Total Other Assets	7,723,121	8,302,903
TOTAL ASSETS	$14,973,625	$14,946,946
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,438,885	$2,088,459
Current portion of notes payable	475,690	503,386
Related party payables	1,375,978	1,976,995
Billings in excess of revenues	773,636	674,971
Deferred revenues	17,004	17,004
Accrued expenses	435,122	423,256
Payroll expenses payable	498,165	534,846
Preferred dividends payable	573,441	440,287
Line of credit payable	1,500,000	-
Total Current Liabilities	8,087,921	6,659,204
LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	8,087,921	6,659,204

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 498,402 and 510,152
shares issued and outstanding, respectively	498	510
Common stock; 100,000,000 shares authorized
at $0.001 par value, 21,816,868 and 20,882,549
shares issued and outstanding, respectively	21,817	20,883
Additional paid-in capital	42,955,921	42,332,298
Accumulated deficit	(36,092,532)	(34,065,949)
Total Stockholders' Equity	6,885,704	8,287,742
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,973,625	$14,946,946

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$2,872,234	$1,960,740
COST OF SALES	1,993,792	1,305,257
GROSS PROFIT	878,442	655,483

OPERATNG EXPENSES
Depreciation and amortization	597,860	630,489
General and administrative	2,074,128	2,045,894

Total Operating Expenses	2,671,988	2,676,383

LOSS FROM OPERATIONS	(1,793,546)	(2,020,900)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	-	(173,993)
Interest expense	(72,723)	(7,108)
Loss on settlement of debt	(11,148)	-

TOTAL OTHER INCOME (EXPENSE)	(83,871)	(181,101)

LOSS BEFORE INCOME TAXES	(1,877,417)	(2,202,001)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,877,417)	$(2,202,001)

PREFERRED DIVIDENDS	(149,166)	(108,301)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,026,583)	$(2,310,302)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	21,302,469	15,109,401

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(1,877,417)	$(2,202,001)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option and stock warrants issued for services	42,217	246,736
(Gain) loss on derivative valuation	-	173,993
Loss on settlement of debt	11,148	-
Stock issued for services	8,201	27,651
Depreciation and amortization	598,697	630,489
Amortization of debt discount	20,917	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(782,626)	(213,965)
Inventory	(103,897)	235,988
Construction in progress	(1,000)	-
Prepaid expenses and deposits	161,620	45,069
Accrued dividends payable	-	37,098
Accounts payable and accrued expenses	462,718	(183,498)

Net Cash Used in Operating Activities	(1,459,422)	(1,276,636)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from warrants exercised	281,450	-
Proceeds from related party loans	290,000	-
Proceeds from preferred stock	-	846,000
Proceeds from line of credit	1,500,000	-
Proceeds from notes payable	-	-
Repayment of notes payable	(62,554)	(28,486)
Repayment of related party loans	(750,000)	(11,059)

Net Cash Provided by Financing Activities	1,258,896	806,455

NET INCREASE (DECREASE) IN CASH	(200,526)	(470,181)
CASH AT BEGINNING OF PERIOD	659,009	527,108

CASH AT END OF PERIOD	$458,483	$56,927

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$30,518	$7,108
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$152,165	$-
Common stock issued upon conversion of preferred stock	16,011	-
Common stock issued for debt discount	24,500	-
Common stock issued for line of credit fee	100,000	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 and 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the three-month periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2013 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $325,445. The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Issuances of Common Stock

On January 7, 2013 the Company issued 3,000 shares of its common stock to consultants for services valued at $1.10 per share. On January 14, 2013 the Company issued 45,000 shares  upon the exercise of warrants per the terms of the employment agreement. On January 16, 2013 the Company issued 11,200 shares of common stock  upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,380. On January 22, 2013 the Company issued 100,000 shares  upon the exercise of warrants per the terms of the employment agreement. On January 23, 2013 the Company issued 28,000 shares of common stock  upon the conversion of 2,500 shares of its Series B preferred stock and accrued dividends of $3,270. On January 30, 2013 the Company issued 70,000 shares of common stock  upon the conversion of 6,250 shares of its Series B preferred stock and accrued dividends of $8,745. On February 5, 2013 the Company issued 162,162 shares of its common stock to consultants for services valued at $0.92 per share. On February 8, 2013 the Company issued 11,200 shares of common stock  upon the conversion of 1,000 shares of its Series B preferred

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

stock and accrued dividends of $1,415.  On February 22, 2013 the Company issued 92,115 shares of its common stock as a commitment fee for the Company’s line of credit valued at $1.09 per share. On February 27, 2013 the Company issued 50,000 shares upon the exercise of warrants per the terms of the consulting agreement. On March 8, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,212.  On March 12, 2013 the Company issued 4,854 shares of its common stock to consultants for services valued at $1.01 per share.  On March 20, 2013 the Company issued 165,000 shares upon the exercise of warrants per the terms of the employment agreement. On March 22, 2013 the Company issued 25,000 shares as an incentive to a lender to extend the expiration date of an outstanding note payable. On March 27, 2013 the Company issued 155,588 shares upon the conversion of related party debt of $152,165.

Issuance of Preferred Stock

During the three months ended March 31, 2013 the Company issued no shares of preferred stock.

Credit Line Payable

During the three months ended March 31, 2013 the Company received $1,500,000 in proceeds from a line of credit. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

During the three months ended March 31, 2013 the Company received $290,000 in proceeds from a demand note payable from a director of the Company. The Company also repaid $750,000 of demand notes to the director during the three months ended March 31, 2013. The demand notes payable accrues interest at 12% per annum and are unsecured.

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s option activity during the periods ended March 31, 2013 and December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2011	607,791	$1.63	9.8	$ 1,018,089
Granted	52,720	1.37	10
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	1.58	8.2	$1,520,695
Granted	---		--
Forfeited	---		--
Exercised	---		--
Balance Outstanding, March 31, 2013	960,761	$1.58	8	$1,520,695
Exercisable, March 31, 2013	386,691	$1.58	8	$ 612,874

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

A summary of the Company’s warrant activity during the periods ended March 31, 2013 and December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2011	16,020,366	$2.53	2.78	$33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding, December 31, 2012	19,807,876	1.63	7.04	32,194,216
Granted	--	--	--
Exercised	(602,162)	(0.64)	--
Forfeited	--	--	--
Balance Outstanding March 31, 2013	19,205,714	$1.66	6.96	$31,860,604
Exercisable, March 31 , 2013	15,245,714	$1.86	6.96	$28,292,104

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued 88,067 shares of its common stock for services valued at $95,435. The Company also issued 39,200 shares of its common stock upon the conversion of 3,500 preferred shares and accrued dividends of $4,752. The Company also issued 1,258,771 shares of its common stock upon the exercise of warrants for cash proceeds of $1,120,971.

On April 15, 2013, the Company announced that it had signed a binding LOA to acquire an EPCM company (engineering, procurement, construction management company) and an affiliated renewal energy company that specialize in the combined heat and power (“CHP”) alternative energy space.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for facilities primarily located in the west coast states. In addition, strategic acquisitions of energy management services and alternative/renewable energy companies have been and are expected to continue to be an integral part of our development. The Company provides energy efficiency services including energy management, energy audits and reducing energy consumption through retrofits of lighting, refrigeration and HVAC for small commercial business. The Company develops, designs, builds and implements technologies such as solar, combined heat and power (“CHP”) and fuel cells for alternative and renewable energy projects. The Company also finances renewable and alternative energy projects through industry relationships.

We also focus on acquiring companies and innovative technologies that serve the multi billion dollar energy efficiency services and renewable energy market sectors. The targeted companies provide a variety of energy services that enable customers to reduce energy consumption, lower their generating capacity and maintenance costs and realize environmental benefits. The targeted technologies typically include various measures designed for a specific customer or facility in our target market of small commercial businesses to improve the efficiency of building systems, such as refrigeration, lighting and heating, ventilation and air conditioning.

Management intends to accelerate introduction of the acquired technology/products by offering and installing them through energy management service companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service companies, including acquisition agreements and/or joint venture agreements, as may be appropriate, for each company and geographic territory.

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

Blue Earth entered into a Purchase and Sale Agreement (the “PSA”) dated as of July 26, 2012, with White Horse Energy, LLC.  The PSA provides for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company (the “SPE”).  The SPE is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the third quarter of 2012 and is expected to be completed no later than the second quarter of 2013.  The project is valued at approximately $4 million and consists of a solar PV system mounted on the ground.

On August 3, 2012, Blue Earth announced that it acquired the exclusive rights to construct seven different solar PV projects totaling approximately 3.5 megawatts DC in Hawaii.  The projects are valued at approximately $15 million. The construction of the Sunvalley solar PV projects located in California, valued at approximately $4 million, began in the third quarter and are expected to be completed no later than the second quarter of 2013. The Sunvalley Solar projects have signed Engineer, Procure and Construct (“EPC”) agreements with the owners of the businesses for each of the respective construction sites. All of the customers have agreed to assign the 1603 Grant and Utility Incentives, including their own cash to pay for the solar PV systems. All of the projects are 1603 Grant eligible.

Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012 (Actual)

Revenues

The Company recognized $2,872,234 of revenue for the three months ended March 31, 2013, as compared to $1,960,740 in revenues for the three months ended March 31, 2012. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,190,820) and Castrovilla, Inc. ($681,414).  The prior revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($910,470) and Castrovilla, Inc. ($1,050,270). Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues declined due to a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2013 were $1,993,792 resulting in a gross profit of $878,442 or 30.6% of revenues. Castrovilla had a gross profit of $394,660 or 57.9% compared to $483,782 or 22.1% for Xnergy. By comparison, during 2011 we had a cost of sales of $1,305,257 with a gross profit of $655,483 or 33.4%. Castrovilla had a gross profit of $404,916 or 38.6% compared to $250,567 or 27.5% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,074,128 for the three months ended March 31, 2013 as compared to $2,045,894 for the three months ended March 31, 2012, an increase of $28,234 or 1.3%.  In 2013 approximately $652,180 (31.5%) of the expenses were from Castrovilla and $722,645 (34.8%) were from Xnergy. The balance of $698,466 (33.7%) for 2012 was corporate administrative expense. Approximately $823,052 (39.7%) of the general and administrative expenses was for payroll costs and $320,762 (15.5%) was for professional fees in 2013.

In 2012 approximately $685,471 (33.5%) of the expenses were from Castrovilla and $774,157 (37.8%) were from Xnergy. The balance of $586,266 (28.7%) for 2012 was corporate administrative expense. Approximately $978,393 (47.8%) of the general and administrative expenses was for payroll costs and $167,598 (8.2%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $50,418 (2.4%) compared to $274,387 (13.4%) in 2012. We recorded depreciation and amortization expense of $598,697 in 2013 compared to $630,489 in 2012 due to the amortization of the purchase price of Castrovilla and Xnergy.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2013 was $(83,871) compared to $(181,101) for the three months ended March 31, 2012. The decrease was primarily attributable to loss of $-0-  due to the change in the fair value of the warrant derivative liability in 2013 compared to expense of $(173,993) in 2012.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.

Net Loss

Net loss was $1,877,417 for the three months ended March 31, 2013 as compared with a net loss of $2,202,001 for the three months ended March 31, 2012, a decrease of $324,584.  The decrease is attributable primarily to increased revenues and gross margin from the solar projects in California and Hawaii. The net loss attributed to common shareholders was $2,026,583 in 2013 compared to $2,310,302 due to the dividends accrued on the preferred stock.  The net loss translates to $0.10 per share in 2013 compared to $0.15 in 2012.

Liquidity and Capital Resources as of March 31, 2013 compared with December 31, 2012

Net cash used in operating activities during the three months ended March 31, 2013 totaled $1,459,422 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $1,877,417, we incurred an increase in accounts receivable and billings in excess of  $782,626, that was partially offset by common stock and options issued for services expensed at $50,418, depreciation and amortization of $598,697 and an increase in accounts payable and accrued expenses of $462,718.  Net cash used in continuing operations during the three months ended March 31, 2012 totaled $1,276,636 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $2,202,001, we incurred an increase in accounts receivables of $213,965 and a decrease in accounts payable and accrued expenses of $183,498 that was partially offered by common stock and options issued for services expensed at $274,387, depreciation and amortization of $630,489 and a decrease in inventory of $235,988. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the three months ended March 31, 2013 totaled $-0-. Net cash used in investing activities during the three months ended March 31, 2012  also totaled $-0-.

Net cash provided by financing activities during the three months ended March 31, 2013 totaled $1,258,896 and resulted from $1,500,000 of gross proceeds from the line of credit, $281,450 from the exercise of warrants and $290,000 of gross proceeds from related party notes payable. The cash inflows were offset by principal payments on notes payable of $62,554 and notes payable to related parties of $750,000.  Net cash provided by financing activities during the three months ended March 31, 2012 totaled $806,455 and resulted from $846,000 of gross proceeds from the sale of preferred stock offset by payments on notes payable of $39,545.

At March 31, 2013, we had a working capital deficit of $1,479,658 including $458,483 in cash and cash equivalents compared with a working capital deficit of $676,317 at December 31, 2012.  We anticipate our revenue generating activities to continue and even increase as we seek to make acquisitions.  Our consolidated financial statements were prepared assuming that we would continue as a going concern irrespective of our recurring losses, accumulated deficits and negative cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful.  The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital deficit was the result of our negative cash flow from operations.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We are seeking additional equity and/or debt financing in order to implement our business plan. In 2012 and 2011, we completed a private placement of preferred stock and warrants of $2,000,000 and an additional $3,809,020 as of March 31, 2013.  We have a line of credit for $10,000,000 of which we currently are allowed to use $1,500,000 to meet our cash needs.  It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond December 2013. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

No related party transactions had a material impact on our operating results for the three months ended March 31, 2013.

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

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012; and we are not involved in any material pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 7, 2013 the Company issued 3,000 shares of its common stock to consultants for services valued at $1.10 per share.  On January 14, 2013 the Company issued 45,000 shares upon the exercise of warrants per the terms of the employment agreement.  On January 16, 2013 the Company issued 11, 200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,380.  On January 22, 2013 the Company issued 100,000 shares upon the exercise of warrants per the terms of the employment agreement.  On January 23, 2013 the Company issued 28,000 shares of common stock upon the conversion of 2,500 shares of its Series B preferred stock and accrued dividends of $3,270.  On January 30, 2013 the Company issued 70,000 shares of common stock upon the conversion of 6,250 shares of its Series B preferred stock and accrued dividends of $8,745.  On February 5, 2013 the company issued 162,162 shares of its common stock to consultants for services valued at $0.92 per share.  On February 8, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,415.  On February 22, 2013 the Company issued 92,115 shares of its common stock as a commitment fee for the Company’s line of credit valued at $1.09 per share.  On February 27, 2013 the Company issued 50,000 shares upon the exercise of warrants per the terms of the consulting agreement.  On March 8, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,212.  On March 12, 2013 the Company issued 4,854 shares of its common stock to consultants for series valued at $1.01 per share.  On March 20, 2013 the Company issued 165,000 shares upon the exercise of warrants per the terms of the employment agreement.  On March 22, 2013 the Company issued 25,000 shares as an incentive to a lender to extend the expiration date of an outstanding note payable.  On March 27, 2013 the Company issued 155,588 shares upon the conversion of related party debt of $152,165.

The Company claimed exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.  The Company relied on representations made by each shareholder in a purchase agreement or investment letter.  No commissions were paid and no underwriter or placement agent was involved in the above-described transactions.

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

BLUE EARTH, INC.
Date: May 13, 2013	By:	/s/ Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)