Form 10-Q
period 2013-06-30
Blue Earth, Inc.
filed 2013-08-02
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to _________

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

As of August 1, 2013 the issuer had 46,942,047 outstanding shares of Common Stock

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$3,813,318	$659,009
Accounts receivable, net	2,099,398	1,749,827
Costs and revenues in excess of billings	2,400,407	1,724,543
Inventory, net	241,879	221,548
Construction in progress	2,315,730	706,043
Prepaid expenses and deposits	535,235	921,917
Total Current Assets	11,405,967	5,982,887
PROPERTY AND EQUIPMENT, net	829,849	661,156
OTHER ASSETS
Deposits	57,408	52,408
Contracts and franchise, net	7,090,939	8,250,495
Total Other Assets	7,148,347	8,302,903
TOTAL ASSETS	$19,384,163	$14,946,946
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$927,214	$2,088,459
Current portion of notes payable	25,795	503,386
Related party payables	1,564,125	1,976,995
Billings in excess of revenues	544,002	674,971
Deferred revenues	13,608	17,004
Accrued expenses	527,528	423,256
Payroll expenses payable	297,152	534,846
Preferred dividends payable	558,407	440,287
Total Current Liabilities	4,457,831	6,659,204
LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	4,457,831	6,659,204
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 1,236,402 and 510,152
shares issued and outstanding, respectively	1,236	510
Common stock; 100,000,000 shares authorized
at $0.001 par value, 25,338,213 and 20,882,549
shares outstanding, respectively	25,339	20,883
Additional paid-in capital	56,852,907	42,332,298
Stock subscription receivable	(11,300)	-
Accumulated deficit	(41,941,850)	(34,065,949)
Total Stockholders' Equity	14,926,332	8,287,742
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,384,163	$14,946,946

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$3,205,806	$1,693,236	$6,078,040	$3,653,976
COST OF SALES	2,283,012	1,086,884	4,276,804	2,392,141
GROSS PROFIT	922,794	606,352	1,801,236	1,261,835

OPERATNG EXPENSES
Depreciation and amortization	600,822	616,761	1,198,682	1,247,250
General and administrative	6,085,267	2,337,817	8,159,395	4,383,711

Total Operating Expenses	6,686,089	2,954,578	9,358,077	5,630,961

LOSS FROM OPERATIONS	(5,763,295)	(2,348,226)	(7,556,841)	(4,369,126)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	-	543,409	-	369,416
Interest expense	(225,093)	(36,738)	(297,816)	(43,846)
Gain (loss) on settlement of debt	648,245	-	637,097	-

TOTAL OTHER INCOME (EXPENSE)	423,152	506,671	339,281	325,570

LOSS BEFORE INCOME TAXES	(5,340,143)	(1,841,555)	(7,217,560)	(4,043,556)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(5,340,143)	$(1,841,555)	$(7,217,560)	$(4,043,556)

PREFERRED DIVIDENDS	(509,175)	(129,826)	(658,341)	(238,127)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,849,318)	$(1,971,381)	$(7,875,901)	$(4,281,683)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.10)	$(0.32)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	23,665,659	18,399,405	22,469,825	18,523,071

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(7,217,560)	$(4,043,556)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option and stock warrants issued for services	3,782,658	541,986
(Gain) loss on derivative valuation	-	(393,416)
Derivative attached to preferred stock	-	4,725
Gain on settlement of debt	(637,097)	-
Stock issued for services	257,388	308,686
Depreciation and amortization	1,198,682	1,247,250
Amortization of debt discount	58,366	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(1,025,435)	(190,705)
Inventory	(20,331)	115,591
Construction in progress	(2,098,501)	-
Prepaid expenses and deposits	381,682	66,502
Accrued dividends payable	-	(73,833)
Accounts payable and accrued expenses	(1,422,618)	282,487

Net Cash Used in Operating Activities	(6,742,766)	(2,134,283)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,460)	-

Net Cash Used in Investing Activities	(12,460)	-

FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	1,872,088	-
Repayment of line of credit	(1,500,000)	-
Proceeds from related party loans	420,000	55,000
Proceeds from preferred stock	8,832,200	1,228,500
Proceeds from line of credit	1,500,000	-
Proceeds from notes payable	-	500,000
Repayment of notes payable	(522,900)	(36,391)
Repayment of related party loans	(691,853)	(1,328)

Net Cash Provided by Financing Activities	9,909,535	1,745,781

NET INCREASE (DECREASE) IN CASH	3,154,309	(388,502)
CASH AT BEGINNING OF PERIOD	659,009	527,108

CASH AT END OF PERIOD	$3,813,318	$138,606

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

 (unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$232,809	$17,734
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$201,822	$677,476
Commons stock issued upon conversion of preferred stock	540,399	7,199
Common stock issued for equipment	195,360	-
Common stock issued for debt discounts	24,500	-
Common stock issued for line of credit fee	100,000	-
Common stock cancelled for assets	(1,291,746)	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013 and 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of June 30, 2013 consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $241,879. The Company does not have any work in progress.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the Company’s financial position, or statements.

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

On April 2, 2013 the Company issued 30,000 shares of its common stock upon the cashless exercise of warrants for services valued at $33,000 and 140,000 shares upon the exercise of warrants for net cash of $126,000. On April 8, 2013 the Company issued 55,000 shares of its common stock upon the exercise of warrants for cash of $550 and 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,212. On April 10, 2013 the Company issued 4,717 shares of its common stock upon the cash exercise of warrants for services valued at $5,000. On April 12, 2013 the Company issued 150,000 shares of its common stock upon the exercise of warrants for net cash of $150,000. On April 15, 2013 the Company issued 298,000 shares of its common stock upon the exercise of warrants for net cash of $298,000 and 72,000 shares of its common stock upon the exercise of warrants for services valued at $77,136. On April 16, 2013 the Company issued 225,000 shares of its common stock upon the exercise of warrants for net cash of $225,000 and 28,000 shares of its common stock upon the conversion of 2,500 shares of its Series B preferred stock and accrued dividends of $3,540. On April 24, 2013 the Company issued 300,000 shares of its common stock upon the exercise of warrants for net cash of $300,000. On April 25, 2013 the Company issued 3,496 shares of its common stock upon the cash exercise of warrants for services valued at $5,000 and 90,771 shares upon the exercise of warrants for net cash of $26,421. On May 14, 2013 the Company issued 50,000 shares of its common stock for services valued at $59,000 and 82,892 shares upon the conversion of related party debt of $119,707. On May 16, 2013 the Company issued 160,000 shares of its common stock upon the exercise of warrants for cash of $61,000 and 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $2,148. On May 20, 2013 the Company issued 279,000 shares of its common stock upon the exercise of warrants for cash of $279,000. On May 21, 2013 the Company issued 50,000 shares of its common stock upon the exercise of warrants for cash of $500. On June 3, 2013 the Company issued 560,000 shares of common stock upon the conversion of 50,000 shares of its Series B preferred stock and accrued dividends of $144,000. On June 4, 2013 the Company issued 336,000 shares of common stock upon the conversion of 30,000 shares of its Series B preferred stock and accrued dividends of $86,760. On June 6, 2013 the Company issued 56,000 shares of common stock upon the conversion of 5,000 shares of its Series B preferred stock and accrued dividends of $17,400. On June 11, 2013 the Company issued 224,000 shares of common stock upon the conversion of 20,000 shares of its Series B preferred stock and accrued dividends of $62,400.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

On June 12, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $3,396. On June 13, 2013 the Company issued 168,000 shares of common stock upon the conversion of 15,000 shares of its Series B preferred stock and accrued dividends of $52,920. On June 17, 2013 the Company issued 64,263 shares of its common stock for the purchase of equipment valued at $195,360. On June 18, 2013 the Company issued 112,000 shares of common stock upon the conversion of 10,000 shares of its Series B preferred stock and accrued dividends of $36,840.  On June 19, 2013 the Company issued 49,000 shares of its common stock upon the exercise of warrants for net cash of $85,750. On June 21, 2013 the Company issued 10,000 shares of its common stock upon the exercise of warrants for net cash of $17,500. On June 24, 2013 the Company issued 336,000 shares of common stock upon the conversion of 30,000 shares of its Series B preferred stock and accrued dividends of $113,760. On June 21, 2013 the Company issued 12,250 shares of its common stock upon the exercise of options and warrants for net cash of $20,918. On June 11, 2013 the Company received 92,115 shares of its common stock which had previously been issued as loan fees on the credit line.  On June 28, 2013 the Company received 366,529 shares of its common stock which had previously been issued as a deposit for several solar energy projects in Hawaii.  These shares were subsequently canceled and are not recorded as issued or outstanding as of June 30, 2013.

Issuance of Preferred Stock

During the six months ended June 30, 2013 the Company issued 903,500 shares of Series C preferred stock at $10 per share. Each Series C preferred share is convertible to 10 shares of the Company’s common stock and accrues a dividend of 12% per annum. The Company incurred $191,500 of costs related to the Series C preferred stock offering which are netted against the proceeds of the offering.

Credit Line Payable

During the six months ended June 30, 2013 the Company received $1,500,000 in proceeds from a line of credit. The Company repaid the line $1,500,000 during the six months ended June 30, 2013. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

During the six months ended June 30, 2013 the Company received $420,000 in proceeds from a demand note payable from a director of the Company. The Company also repaid $691,853 of principal and $58,147 of accrued interest on several demand notes to the director during the six months ended June 30, 2013. The demand notes payables accrue interest at 12% per annum and are unsecured.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended June 30, 2013 and December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2011	16,020,366	$2.53	2.78	$33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding, December 31, 2012	19,807,876	1.63	7.04	$32,194,216
Granted	--	--	--
Exercised	(2,470,396)	(0.84)	--
Granted	4,517,500	3.00	0.50
Granted	371,002	1.75	5.00
Granted	3,600,000	2.15	10.00
Granted	3,000,000	0.01	10.00
Balance Outstanding June 30, 2013	28,825,982	$1.88	7.67	$54,085,936
Exercisable, June 30 , 2013	21,265,982	$1.97	7.67	$42,777,936

A summary of the Company’s option activity during the periods ended June 30, 2013 and December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2011	607,791	$1.63	9.8	$ 1,018,089
Granted	52,720	1.37	10
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	1.58	8.2	$1,520,695
Granted	10,000	2.30	10
Exercised	(1,000)	1.23	10
Forfeited	---		--
Balance Outstanding, June 30, 2013	969,761	$1.53	7.75	$1,542,465
Exercisable, June 30, 2013	334,721	$1.67	7.75	$ 634,644

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued 165,500 shares of its common stock for services valued at $375,750. The Company also issued 3,947,814 shares of its common stock upon the conversion of 336,202 preferred shares and accrued dividends valued at $11,421,268. The Company also issued 661,667 shares of its common stock upon the exercise of warrants for cash proceeds of $113,347.

As of July 15, 2013, the Company, together with its wholly-owned subsidiary IPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) dated as of July 15, 2013, with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “Acquisitions”). IPS is an EPCM company (engineering, procurement, construction and management) and GREG is an affiliated renewable energy company, which companies specialize in the combined heat and power (“CHP”) alternative energy space.  The Company plans to build seven power plants and sell the thermal and electric power generated to one large customer and to local utilities through long-term power purchase agreements.  Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consists of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately but are subject to lock-up agreements; 50,000 Blue Earth shares issued as a finder’s fees (plus an additional 100,000 shares which are issuable); and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares per Initial Project (as defined) on the date that each of the Initial Projects or substituted similar value as mutually agreed to by Blue Earth and IPS, commences producing commercial power.  The 10,500,000 Blue Earth shares will be released, pro rata, from escrow upon the commercial operation date of each Initial Project, however, subject to the terms and conditions of the Lock-Up Agreements. At the Closing the Stockholders exchanged 100% of the outstanding shares of IPS and GREG for the Merger Consideration. Through the Agreement, IPS Acquisition Corp. and GREG merged with and into IPS, with IPS as the surviving entity, in accordance with the Utah Revised Business Corporation Act.  IPS will be operated as a wholly-owned subsidiary of the Company.

As of July 24, 2013 the Company, together with its wholly-owned subsidiary Intelligent Power Acquisition, Inc. simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”), with Intelligent Power, Inc. (“IP”), and the Stockholders of IP (the “Acquisition”). IP owns patented demand response, cloud based, real-time energy management technology.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of the Company’s Common Stock (the “Merger Consideration”) was issued to the former stockholders of IP (the “Stockholders”). At the Closing the Stockholders exchanged 100% of the outstanding shares of IP for the Merger Consideration.  Through the Agreement, Intelligent Power Acquisition, Inc. merged with and into IP, with IP as the surviving entity, in accordance with the Oregon Business Corporations Act.  IP will be operated as a wholly- owned subsidiary of the Company.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for facilities primarily located in the Western U.S.  In addition, strategic acquisitions of energy management services and alternative/renewable energy companies have been and are expected to continue to be an integral part of our development. The Company provides energy efficiency services including energy management, energy audits and reducing energy consumption through retrofits of lighting, refrigeration and HVAC for small commercial business. The Company develops designs, builds and implements technologies such as solar, combined heat and power (“CHP”) and fuel cells for alternative and renewable energy projects. The Company also finances renewable and alternative energy projects through industry relationships.

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

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012 (Actual)

Revenues

The Company recognized $3,205,806 of revenue for the three months ended June 30, 2013, as compared to $1,693,236 in revenues for the three months ended June 30, 2012, an increase of 89%. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,349,032) and Castrovilla, Inc. ($856,774).  The prior year revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($906,998) and Castrovilla, Inc. ($786,238). Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues were affected by a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2013 were $2,283,012 resulting in a gross profit of $922,794 or 28.8% of revenues. Castrovilla had a gross profit of $521,530 or 60.9% compared to $401,264 or 17.1% for Xnergy. By comparison, during 2012 we had a cost of sales of $1,086,884 with a gross profit of $606,352 or 35.8%. Castrovilla had a gross profit of $487,053 or 61.9% compared to $779,053 or 85.9% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $6,085,267 for the three months ended June 30, 2013 as compared to $2,337,817 for the three months ended June 30, 2012, an increase of $3,747,450 or 160.3%.  In 2013 approximately $696,940 (11.5%) of the expenses were from Castrovilla and $761,266 (12.5%) were from Xnergy. The balance of $4,627,061 (76.0%) for 2013 was corporate administrative expense. Approximately $1,126,509 (18.5%) of the general and administrative expenses was for payroll costs and $805,488 (13.2%) was for professional fees in 2013.

In 2012 approximately $670,811 (28.7%) of the expenses were from Castrovilla and $621,107 (26.6%) were from Xnergy. The balance of $1,045,899 (44.7%) for 2012 was corporate administrative expense. Approximately $971,168 (41.5%) of the general and administrative expenses was for payroll costs and $180,966 (7.7%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $3,989,662 (65.6%) compared to $576,285 (24.7%) in 2012. We recorded depreciation and amortization expense of $600,822 in 2013 compared to $616,761 in 2012 due to the amortization of the purchase price of Castrovilla and Xnergy.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2013 was $423,152 compared to $506,671 for the three months ended June 30, 2012. The decrease was primarily attributable to loss of $-0-  due to the change in the fair value of the warrant derivative liability in 2013 compared to a gain of $543,409 in 2012 offset by a gain on settlement of debt of $648,245 in 2013 compared to $-0- in 2012.  The fair value is recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.  Our interest expense increased to $225,093 in 2013 compared to $36,738 in 2012 due to borrowings of related party notes payable and a line of credit.

Net Loss

Net loss was $5,340,143 for the three months ended June 30, 2013 as compared with a net loss of $1,841,555 for the three months ended June 30, 2012, an increase of $3,498,588.  The increase is attributable primarily to the warrants issued to recently hired management personnel. The net loss attributed to common shareholders was $5,849,318 in 2013 compared to $1,971,381 due to the dividends accrued on the preferred stock.  The net loss translates to $0.23 per share in 2013 compared to $0.10 in 2012.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012 (Actual)

Revenues

The Company recognized $6,078,040 of revenue for the six months ended June 30, 2013, as compared to $3,653,976 in revenues for the six months ended June 30, 2012, an increase of $2,424,064.00 or 66.3%.  The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($4,539,852) and Castrovilla, Inc. ($1,538,188).  The prior year’s revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,817,468) and Castrovilla, Inc. ($1,836,508). Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues declined due to a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2013 were $4,276,804 resulting in a gross profit of $1,801,236 or 29.6% of revenues. Castrovilla had a gross profit of $916,190 or 59.6% compared to $885,046 or 19.5% for Xnergy. By comparison, during 2012 we had a cost of sales of $2,392,141 with a gross profit of $1,261,835 or 34.5%. Castrovilla had a gross profit of $891,969 or 48.6% compared to $369,866 or 20.4% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $8,159,395 for the six months ended June 30, 2013 as compared to $4,383,711 for the six months ended June 30, 2012, an increase of $3,775,684 or 86.1%.  In 2013 approximately $1,349,120 (16.5%) of the expenses were from Castrovilla and $1,483,911 (18.2%) were from Xnergy. The balance of $5,326,364 (65.3%) for 2013 was corporate administrative expense. Approximately $1,980,255 (24.3%) of the general and administrative expenses was for payroll costs and $1,126,250 (13.8%) was for professional fees in 2013.

In 2012 approximately $1,294,640 (29.5%) of the expenses were from Castrovilla and $1,395,263 (31.8%) were from Xnergy. The balance of $1,693,808 (38.6%) for 2012 was corporate administrative expense. Approximately $1,949,561 (44.5%) of the general and administrative expenses was for payroll costs and $348,564 (8.0%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $4,040,046 (49.5%) compared to $850,672 (19.4%) in 2012, due to the hiring of 3 executives and the granting of warrants under their employment contracts. We recorded depreciation and amortization expense of $1,198,682 in 2013 compared to $1,247,250 in 2012 due to the amortization of the purchase price of Castrovilla and Xnergy.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2013 was $339,281 compared to $325,570 for the six months ended June 30, 2012. The increase was primarily attributable to loss of $-0-  due to the change in the fair value of the warrant derivative liability in 2013 compared to income of $369,416 in 2012 offset by a gain on settlement of debt of $637,097 in 2013 compared to $-0- in 2012. The fair value is recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.  Our interest expense increased to $297,816 in 2013 compared to $43,846 in 2012 due to borrowings of related party notes payable and a line of credit.

Net Loss

Net loss was $7,217,560 for the six months ended June 30, 2013 as compared with a net loss of $4,043,556 for the six months ended June 30, 2012, an increase of $3,174,004.  The increase is attributable primarily to the warrants issued upon to recently hired management personnel. The net loss attributed to common shareholders was $7,875,901 in 2013 compared to $4,281,683 due to the dividends accrued on the preferred stock.  The net loss translates to $0.32 per share in 2013 compared to $0.22 in 2012.

Liquidity and Capital Resources as of June 30, 2013 compared with December 31, 2012

Net cash used in operating activities during the six months ended June 30, 2013 totaled $6,742,766 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $7,217,560, we incurred an increase in accounts receivable and billings in excess of  $1,025,435 and an increase in construction in progress of $2,098,501 that were partially offset by common stock options and warrants granted for services expensed at $3,782,658, common stock issued for services valued at $257,388 and depreciation and amortization of $1,198,682. We also paid down our accounts payable and accrued expenses by $1,422,618.

Net cash used in continuing operations during the six months ended June 30, 2012 totaled $2,134,283 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $4,043,556, we incurred an increase in accounts receivables of $190,705 that was partially offered by common stock warrants and options granted for services expensed at $541,986, common stock issued for services valued at $308,686, depreciation and amortization of $1,247,250,  an increase in accounts payable and accrued expenses of $282,487  and a decrease in inventory of $115,691. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the six months ended June 30, 2013 totaled $12,460. Net cash used in investing activities during the six months ended June 30, 2012  totaled $-0-.

Net cash provided by financing activities during the six months ended June 30, 2013 totaled $9,909,535 and resulted from $1,500,000 of gross proceeds from the line of credit, $1,872,088 from the exercise of warrants, $8,832,200 from the issuance of preferred stock and $420,000 of gross proceeds from related party notes payable. The cash inflows were offset by principal payments on notes payable of $522,900, notes payable to related parties of $691,853 and the line of credit of $1,500,000.  Net cash provided by financing activities during the six months ended June 30, 2012 totaled $1,745,781 and resulted primarily from $1,228,500 of gross proceeds from the sale of preferred stock and notes payable of $555,000 offset by payments on notes payable of $37,719.

At June 30, 2013, we had working capital of $6,948,136 including $3,813,318 in cash and cash equivalents compared with a working capital deficit of $676,317 at December 31, 2012.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions. The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital was the result of our positive cash flow from financing activities.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. In 2012 and 2011, we completed a private placement of preferred stock and warrants of $2,000,000 and an additional $10,704,288 as of June 30, 2013.  We have a line of credit for $10,000,000 of which we currently have available all$10,000,000 to meet our cash needs.  We have completed several of our solar projects in Hawaii and California. We anticipate $2,900,000 to the $3,200,000 in cash proceeds from the sale of these projects over the next 6 months.  We have outstanding Class A warrants by which we could raise up to $27,000,000 if our stock price is substantially over $3.00 per share.

During 2013 we have been seeking additional equity and/or debt financing in order to implement our business plan. We have also been negotiating with several investment banking groups, however such equity or convertible debt financing may be dilutive to existing shareholders and could  involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. Therefore we have not entered into any agreements to accept additional debt or equity financing as we believe our cash flows and financial reserves are adequate for the next 12 months.

Related Party Transactions

During the six months ended June 30, 2013 the Company received $420,000 in proceeds from a demand note payable from a director of the Company. The Company also repaid $691,853 of principal and $58,147 of accrued interest on the demand notes to the director during the six months ended June 30, 2013. The demand notes payable accrues interest at 12% per annum and are unsecured.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2013, we hired Brett Woodard as our chief financial officer. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 7, 2013 the Company issued 3,000 shares of its common stock to consultants for services valued at $1.10 per share.  On January 14, 2013 the Company issued 45,000 shares upon the exercise of warrants per the terms of the employment agreement.  On January 16, 2013 the Company issued 11, 200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,380.  On January 22, 2013 the Company issued 100,000 shares upon the exercise of warrants per the terms of the employment agreement.  On January 23, 2013 the Company issued 28,000 shares of common stock upon the conversion of 2,500 shares of its Series B preferred stock and accrued dividends of $3,270.  On January 30, 2013 the Company issued 70,000 shares of common stock upon the conversion of 6,250 shares of its Series B preferred stock and accrued dividends of $8,745.  On February 5, 2013 the company issued 162,162 shares of its common stock to consultants for services valued at $0.92 per share.  On February 8, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,415.  On February 22, 2013 the Company issued 92,115 shares of its common stock as a commitment fee for the Company’s line of credit valued at $1.09 per share.  On February 27, 2013 the Company issued 50,000 shares upon the exercise of warrants per the terms of the consulting agreement.  On March 8, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $1,212.  On March 12, 2013 the Company issued 4,854 shares of its common stock to consultants for series valued at $1.01 per share.  On March 20, 2013 the Company issued 165,000 shares upon the exercise of warrants per the terms of the employment agreement.  On March 22, 2013 the Company issued 25,000 shares as an incentive to a lender to extend the expiration date of an outstanding note payable.  On March 27, 2013 the Company issued 155,588 shares upon the conversion of related party debt of $152,165.  On April 15, 2013 the Company issued 25,000 and 35,000 to two shares of Common Stock to two registered persons pursuant to a finder’s fee agreement.  On May 14, 2013 the Company issued 50,000 shares pursuant to a finder’s fee agreement, 34,246 shares upon conversion of $27,000 of debt and 48,646 shares upon conversion of accrued salary.  On June 24, 2013 the Company issued 64,263 shares pursuant to an equipment purchase agreement.

The Company claimed exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.  The Company relied on representations made by each shareholder in a purchase agreement or investment letter.  No commissions were paid and no underwriter or placement agent was involved in the above-described transactions.

Between May 4 and July 3, 2013, the Company issued an aggregate of 903,500 shares of Series C Convertible Preferred Stock at $1.00 per share of Common Stock with a face value of $10.00 per share and 4,517,500 Common Stock Purchase Warrants to 71 different accredited investors.  The shares were issued in transactions that were exempt from the registered requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering and/or pursuant to Regulation D promulgated under the Securities Act.  Commissions in the aggregate amount of $371,000 equal to 10% of the gross proceeds were paid to Colorado Financial Services Corp. ($54,500) for the issuance of $545,000 of Series C Preferred Stock; Security Research Associates ($191,500) for the issuance of $1,915,000 of Series C Preferred Stock; National Securities Corp ($95,000) for the issuance of $950,000 of Series C Preferred Stock; and American Trust Investment Services, Inc. ($30,000) for the issuance of $300,000 of Series C Preferred Stock.  An aggregate of 371,000 placement agent warrants were issued exercisable at $1.75 per share for five years from their respective dates of issuance.

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

BLUE EARTH, INC.

Date: August 2, 2013	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)