Form 10-K/A
period 2012-12-31
Blue Earth, Inc.
filed 2013-09-12
CIK 1422109

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the ”10-K”), is to include the audit report of HJ & Associates, LLC, an independent registered public accounting firm, for the accompanying consolidated balance sheet of Blue Earth, Inc. and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011 ( “Fiscal 2011 Financial Statements”).  The foregoing report and consolidated financial statements replace in their entirety the report of Lake & Associates, CPA’s LLC (“Lake”) and the accompanying Fiscal 2011 Financial Statements.  The Public Company Accounting Oversight Board (“PCAOB”) has revoked the registration of Lake as auditors.

Management does not believe that any of the changes to the Fiscal 2011 Financial Statements are of a substantive nature and the financial statements have not been restated.  The only other changes which have been made to the 10-K, are the corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K, except as set forth in the Subsequent Event footnote to the Fiscal 2011 Financial Statements.

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

Management has also identified several energy management and energy management service companies that have been successfully operating in the residential and small commercial business segment of the energy efficiency sector. These energy service companies specialize in three categories that address small commercial businesses energy efficiency needs:    lighting, refrigeration and  HVAC . The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial businesses space.  Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network through a combination of joint venture/associate relationships and/or acquisitions.

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

Meet Market Demand for Cost-Effective, Environmentally-Friendly Solutions.  Through our energy efficiency measures and products, we enable customers to conserve energy and reduce emissions of carbon dioxide and other  pollutants . We plan to continue to focus on providing sustainable energy solutions that will address the growing demand for products and services that create environmental benefits for customers.

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

Revenues

We recognized $9,966,073 revenue for the twelve months ended December 31, 2012, as compared to $5,315,664 for the twelve months ended December 31, 2011. Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales,  HVAC Controls & Specialties, Inc. whose sales include the installation and management of heating and air conditioning systems and from the Company’s wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2012, Castrovilla’s sales ($3,444,821) for the twelve months accounted for 34.6% of total revenues, while Xnergy’s sales accounted for 50.4% ($5,022,144) and HVAC’s sales accounted for 15.0% ($1,499,108). During 2011, Castrovilla’s sales ($3,858,020) for the twelve months represented 72.6% of total revenues, while HVAC’s sales accounted for 7.6% ($405,060)  and Xnergy's sales accounted for 19.8% ($1,052,584) for the four month period owned by the Company. Now that management has secured project finance, the Company’s revenues in 2013 should exceed 2012 revenues.

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

Liquidity and Capital Resources as of December 31, 2012

Net cash used in operations during the twelve months ended December 31, 2012 (“Fiscal 2012”) totaled $5,528,856 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $9,607,134, the Company realized a decrease in the warrant derivative liability of $2,037,325 an increase in accounts receivable and billings in excess of costs of $2,528,555 and an increase in construction in progress and prepaid expenses and deposits totaling $705,705.  These decreases were partially offset by common stock and options issued for services totaling at $4,307,594 and $2,541,961 of depreciation and amortization expense.

Net cash used in continuing operations during the twelve months ended December 31, 2011 totaled $4,157,890 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $14,018,986, the Company incurred an increase in the warrant derivative liability of $749,166 an increase in inventory of $347,174 and a decrease in accounts payable and accrued expenses of $403,769 that was partially offset by common stock, options and warrants issued for services expensed at $863,052 and $7,809,893, respectively, and $1,209,769 of depreciation and amortization expense.

Net cash used in investing activities during fiscal 2012 totaled $10,188 and resulted from the purchase of property and equipment. Net cash used in investing activities during Fiscal 2011 totaled $1,403,181 and resulted from the purchase of Xnergy and Castrovilla for $1,185,392, $100,000 for the purchase of the SwitchGenie license and $117,789 for the purchases of property and equipment.

Net cash provided by financing activities during Fiscal 2012 totaled $5,670,945 and resulted from $3,598,388 of proceeds from the sale of preferred stock, $1,605,000 of cash from related party loans and $1,208,008 from notes payable. These proceeds were offset, in part, by payments on notes payable of $825,785 and related party loans of $6,614.

Net cash provided by financing activities during Fiscal 2011 totaled $2,188,083 and resulted from $2,000,000 of proceeds from the sale of preferred stock, $1,800,978 of cash in the new subsidiaries offset, in part, by payments on notes payable of $1,629,231.

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

a)

150,000 and 100,000 warrants for Davis and Patalano, respectively, when the Company signs an agreement or agreements that generate at least $30,000,000 in revenues, or when the executive pays the $1.16 to exercise said warrants, whichever occurs first.

b)

283,200 and 41,800 warrants for Davis and Patalano, respectively, shall vest when the Company recognizes $50,000 in accumulated revenues according to GAAP standards, commencing January 1, 2012.

c)

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

HJ & Associates LLC was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2012. Subsequently, HJ & Associates LLC was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2011 also.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Blue Earth, Inc. and Subsidiaries

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Blue Earth, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Earth, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 11, 2013

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$659,009	$527,108
Accounts receivable, net	1,749,827	911,429
Costs and revenues in excess of billings	1,724,543	34,386
Inventory, net	221,548	473,451
Construction in progress	706,043	-
Prepaid expenses and deposits	921,917	540,251
Total Current Assets	5,982,887	2,486,625
PROPERTY AND EQUIPMENT, net	661,156	850,751
OTHER ASSETS
Deposits	52,408	42,106
Contracts and franchise, net	8,250,495	10,846,590

Total Other Assets	8,302,903	10,888,696
TOTAL ASSETS	$14,946,946	$14,226,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,088,459	$1,191,497
Current portion of notes payable	503,386	533,701
Related party payables	1,976,995	378,609
Billings in excess of revenues	674,971	645,424
Deferred revenues	17,004	26,069
Accrued expenses	423,256	620,106
Payroll expenses payable	534,846	515,310
Preferred dividends payable	440,287	54,155
Warrant derivative liability	-	2,037,325
Total Current Liabilities	6,659,204	6,002,196
LONG TERM LIABILITIES
Long term portion of notes payable	-	979,338
Total Liabilities	6,659,204	6,981,534
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

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2012	2011

REVENUES	$9,966,073	$5,315,664
COST OF SALES	6,383,645	2,838,277
GROSS PROFIT	3,582,428	2,477,387

OPERATNG EXPENSES
Depreciation and amortization	2,541,961	1,209,769
General and administrative	12,311,157	14,434,071

Total Operating Expenses	14,853,118	15,643,840

LOSS FROM OPERATIONS	(11,270,690)	(13,166,453)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	2,037,325	(749,166)
Other income	1	957
Interest expense	(185,970)	(49,324)
Loss on settlement of license	(164,667)	-
Loss on settlement of debt	(23,133)	-
Liquidated damages expense	-	(55,000)

TOTAL OTHER INCOME (EXPENSE)	1,663,556	(852,533)

LOSS BEFORE INCOME TAXES	(9,607,134)	(14,018,986)

INCOME TAX EXPENSE	-	-

NET LOSS	(9,607,134)	(14,018,986)

PREFERRED DIVIDENDS	(545,020)	(89,357)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,152,154)	$(14,108,343)

BASIC AND DILUTED LOSS PER SHARE	$(0.51)	$(0.93)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	18,961,099	15,109,401

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2010	-	$-	11,855,232	$11,855	$12,420,166	$-	$(9,805,452)	$2,626,569

Common stock issued for options cancellation	-	-	72,813	73	95,712	-	-	95,785

Common stock issued for license	-	-	150,000	150	176,850	-	-	177,000

Common stock issued for acquisition of subsidiaries	-	-	5,779,762	5,780	10,164,229	(2,632,192)	-	7,537,817

Common stock issued for consulting services	-	-	743,903	744	972,406	-	-	973,150

Common stock issued for employee incentives	-	-	66,667	66	114,601	-	-	114,667

Common stock issued for exercise of options	-	-	34,805	35	17,965	-	-	18,000

Stock option and warrant expense	-	-	-	-	7,809,893	-	-	7,809,893

Preferred shares and warrants issued for cash	200,000	200	-	-	1,999,800	-	-	2,000,000

Net loss attributable to common shareholders for the year ended
December 31, 2011	-	-	-	-	-	-	(14,108,343)	(14,108,343)

Balance, December 31, 2011	200,000	200	18,703,182	18,703	33,771,622	(2,632,192)	(23,913,795)	7,244,538

Common stock issued upon conversion of debt	-	-	1,220,501	1,221	1,463,092	-	-	1,464,313

Common stock issued upon conversion
of preferred stock and accrued dividends	(70,750)	(71)	790,417	790	105,448	-	-	106,167

Common stock issued for acquisition of project rights	-	-	366,529	366	486,284	-	-	486,650

Common stock issued for consulting services	-	-	370,741	371	497,058	-	-	497,429

Common stock cancelled for technology	-	-	(75,000)	(75)	(89,175)	-	-	(89,250)

Common stock cancelled for exercise of options	-	-	(84,180)	(84)	84	-	-	-

Common stock cancelled for stock subscription receivable	-	-	(877,364)	(877)	(2,631,315)	2,632,192	-	-

Common stock issued upon exercise of warrants and options	-	-	467,723	468	128,143	-	-	128,611

Preferred shares and warrants issued for cash and services	380,902	381	-	-	3,598,007	-	-	3,598,388

Stock option and warrant expense	-	-	-	-	4,892,060	-	-	4,892,060

Derivative attached to preferred stock	-	-	-	-	110,990	-	-	110,990

Net loss attributable to common shareholders for the year ended
December 31, 2012	-	-	-	-	-	-	(10,152,154)	(10,152,154)

Balance, December 31, 2012	510,152	$510	20,882,549	$20,883	$42,332,298	$-	$(34,065,949)	$8,287,742

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(9,607,134)	$(14,018,986)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	4,307,594	7,809,893
(Gain) loss on derivative valuation	(2,037,325)	749,166
Derivative attached to preferred stock	110,990	-
Loss on settlement of debt	23,133	-
Loss on settlement of license	164,667	-
Stock issued for services	497,429	863,052
Depreciation and amortization	2,541,961	1,209,769
Amortization of debt discount	37,306	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(2,528,555)	32,800
Inventory	251,903	(347,174)
Construction in progress	(401,886)	-
Prepaid expenses and deposits	303,819	(17,439)
Accrued dividends payable	(240,921)	(35,202)
Accounts payable and accrued expenses	1,048,163	(403,769)

Net Cash Used in Operating Activities	(5,528,856)	(4,157,890)

INVESTING ACTIVITIES
Acquisition of subsidiaries	-	(1,185,392)
Purchase of license	-	(100,000)
Purchase of property and equipment	(10,188)	(117,789)

Net Cash Used in Investing Activities	(10,188)	(1,403,181)

FINANCING ACTIVITIES
Proceeds from warrants exercised	91,950	-
Proceeds from related party loans	1,605,000	16,336
Proceeds from preferred stock	3,598,388	2,000,000
Acquisition of subsidiary	-	1,800,978
Proceeds from notes payable	1,208,008	-
Repayment of notes payable	(825,787)	(1,629,231)
Repayment of related party loans	(6,614)	-

Net Cash Provided by Financing Activities	5,670,945	2,188,083

NET INCREASE (DECREASE) IN CASH	131,901	(3,372,988)
CASH AT BEGINNING OF YEAR	527,108	3,900,096

CASH AT END OF YEAR	$659,009	$527,108

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$83,625	$49,324
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$1,441,180	$-
Commons stock issued upon conversion of preferred stock	708	-
Common stock cancelled for technology	(253,917)	-
Common stock issued for acquisition of subsidiary	-	10,170,009
Common stock issued for license	-	177,000
Common stock cancelled for subscription	(2,632,192)	-
Common stock cancelled	(84)	-
Cashless exercise of warrants	147	-
Initial debt discounts on notes payable	71,172	-
Interest reclassification to notes payable	7,853	-
Preferred dividends declared	545,020	89,357
Warrant vesting recognized as a prepaid expense	513,294	-
Warrants exercised for accrued wages	36,660	-
Shares issued for construction in progress costs	486,650	-

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

Category	Depreciation Term
Leasehold improvements	39 years
Computer and office equipment	3-5 years
Equipment and tools	5-10 years
Vehicles	5 years

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In  connection with the purchases of Castrovilla. and Xnergy. The Company has recorded $11,595,475 as the value of customer contracts and franchises. In 2011 the Company paid $277,000 for a license to energy conservation technology. The license was cancelled in 2012. These amounts are being amortized over their estimated useful lives of 5 years. The Company recorded amortization expense of $2,342,178 and $1,100,798 during the years ended December 31, 2012 and 2011, respectively. Annual amortization expense will be $2,319,075 through 2016.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 2. Significant Accounting Policies (Continued)

Technology License

On May 16, 2011, the Company purchased a license to energy conservation technology known as “SwitchGenie”. The purchase price was $100,000 and 150,000 shares of the Company’s common stock valued at $1.18 per share, which was the market price on the transaction closing date. The license also requires the Company to pay a royalty based upon SwitchGenie sales. The Company had prepaid $68,213 in royalties against the license as of December 31, 2011 which was included in prepaid expenses. The Company was amortizing the cost of the license over the expected life of 5 years and has recorded $13,850 and $-0- of amortization expense during the year ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 the Company returned the technology license to the licensor in exchange for 75,000 shares of common stock and terminated the exclusive license and entered into a non exclusive license and supply agreement.

Note 3 - Property and Equipment

The major classes of assets as of December 31, are as follows:

	2012	2011
Office and computer equipment	$342,405	$352,227
Manufacturing and installation equipment	272,488	260,624
Leasehold improvements	759,304	759,304
Vehicles	404,720	422,803
Sub Total	1,778,917	1,794,958
Accumulated Depreciation	(1,117,762)	(944,207)
Net	$661,156	$850,751

Depreciation expense was $213,633 and $108,971, for the years ended December 31, 2012 and 2011, respectively. Approximately $360,210 of the Company’s property and equipment serves as security against its long-term debt.

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

Assumptions	December 31, 2012	December 31, 2011
Expected term (years)	0.0	0.8 -1.0
Expected volatility	178%	159%
Risk-free interest rate	3.64%	3.64%
Dividend yield	0.00%	0.00%

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

During the year ended December 31, 2011 the Company issued 5,779,762 shares of its common stock to acquire subsidiaries valued at $10,170,009. The Company issued 150,000 shares of common stock for technology license rights valued at $177,000. The Company issued 743,903 shares for consulting services valued at $973,150, 66,667 shares as employee incentives valued at $114,667 and 34,805 shares upon the exercise of options valued at $18,000. The Company cancelled 72,813 common shares as consideration for the cancellation of options valued at $95,785.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2010	298,500	$1.00	9.8
Granted	97,791	1.68	5.0
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9
Balance Outstanding, December 31, 2011	607,791	1.63	9.8	1,018,089
Granted	52,720	1.37	110
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	$1.58	8.2	$1,520,695
Exercisable, December 31, 2012	654,095	$1.52	8.2	$996,496

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 6. Stockholders’ Equity (Continued)

A summary of the Company’s warrant activity during the years ended December 31, 2012 and December 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31		$27,457,223
Granted	2,660,000	1.05	5.00
Forfeited	(18,000)	1.00	--
Granted	1,489,250	3.00	1.00
Forfeited	(50,000)	1.25	--
Granted	69,000	1.75	5.00
Balance Outstanding, December 31, 2011	16,020,366	2.53	2.78	33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding December 31, 2012	19,807,876	$1.63	7.04	$32,194,216
Exercisable, December 31, 2012	15,472,876	$1.85	7.04	$28,626,216

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 7. Income Taxes (Continued)

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forward	$3,736,000	$1,973,400
Capital loss carryover	381,600	381,600
Allowance for doubtful accounts	24,600	81,500
Related party accruals	17,800	--
Accrued vacation	28,100	30,000
Depreciation	35,800	--
Allowance for obsolete inventory	--	10,600
	4,223,900	2,477,100
Less: valuation allowance	(4,223,900)	(2,477,100)
Total deferred tax assets	--	--
Total deferred tax liabilities	--	--

Total net deferred tax assets (liabilities)	$--	$--

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2012 and 2011 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2012. The net changes in the valuation allowance during the year was an increase of $1,746,800 in 2012.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 10 . Accrued Expenses

A summary of Accrued Expenses as of December 31, are as follows:

	2012	2011
Accrued Consulting Fees	$220,631	$289,693
Credit Cards Payable	149,122	154,948
Accrued Interest Payable	51,786	-
Reserve for Warranty	1,717	25,241
Other Accrued Expenses	-	142,224
Warrant Exercise Liability	-	8,000
Total	$423,256	$620,106

Note 11. Long Term Debt

Bank Line of Credit	December 31, 2012
Bank line of credit, opened on April 16, 2008, maturity on April 15, 2013; $50,000 credit limit, adjustable interest rate currently at 5.5% , unsecured	$ 48,812

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

Year	Amount of Principal Payments Due
2013	$18,407
2014	-
2015	-
2016	-
2017	-
Thereafter	-
Total	$18,407

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 12. Acquisition of Subsidiaries

Castrovilla, Inc.

Effective January 1, 2011, Castrovilla Energy, Inc., “Energy”, a newly formed subsidiary of Blue Earth Energy Management Services, Inc., which is a subsidiary of Blue Earth, Inc, entered into a merger agreement with Castrovilla, Inc. wherein Energy purchased all of the issued and outstanding shares of Castrovilla, Inc. for  1,011,905  shares of restricted common stock of Blue Earth, Inc.  These shares were valued based on the quoted market price on the effective date of the transaction, January 1, 2011, at $1.90 per share, or $1,921,081.

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

On July 15, 2013 the Company issued 11,200 shares of common stock upon the conversion of 1,000 shares of its Series B preferred stock and accrued dividends of $3,480. On July 22, 2013 the Company issued 600,000 shares of common stock upon the exercise of warrants for cash of $6,000 and 37,064 shares of common stock upon the cashless exercise of 65,500 warrants. On July 23, 2013 the Company issued 1,000 shares of its common stock upon the exercise of options for net cash of $1,230 and 1,383,400 shares of common stock upon the conversion of 303,902 shares of its Series B preferred stock and accrued dividends of $1,545,387. On July 29, 2013 the Company issued 10,250 shares of its common stock upon the exercise of warrants for net cash of $17,938. On August 5, 2013 the Company issued 501,417 shares of common stock upon the exercise of warrants for cash of $7,437.  On August 6, 2013 the Company issued 120,000 shares of common stock for services valued at $352,800. On August 7, 2013 the Company issued 3,501 shares of common stock upon the cashless exercise of 8,250 warrants. On August 23, 2013 the Company issued 80,165 shares of common stock upon the cashless exercise of 179,659 warrants. On August 28, 2013 the Company issued 56,000 shares of common stock upon the conversion of 5,000 shares of its Series C preferred stock and accrued dividends of $18,180. On September 4, 2013 the Company issued 100,000 shares of common stock upon the exercise of warrants for cash of $1,000. On September 5, 2013 the Company issued 1,667 shares of common stock upon the exercise of warrants for cash of $2,867.

Issuance of Preferred Stock

During June 30, 2013 the Company issued 903,500 shares of Series C preferred stock at $10 per share. Each Series C preferred share is convertible to 10 shares of the Company’s common stock and accrues a dividend of 12% per annum. The Company incurred $191,500 of costs related to the Series C preferred stock offering which are netted against the proceeds of the offering.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 14. Subsequent Events (Continued)

Credit Line Payable

Subsequent to December 31, 2012 the Company received $1,500,000 in proceeds from a line of credit. The Company repaid the line $1,500,000 during June 30, 2013. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

Subsequent to December 31 2012 the Company received $420,000 in proceeds from a demand note payable from a director of the Company. The Company also repaid $691,853 of principal and $58,147 of accrued interest on several demand notes to the director subsequent to December 31, 2012. The demand notes payables accrue interest at 12% per annum and are unsecured.

Acquisitions

As of July 15, 2013, the Company, together with its wholly-owned subsidiary IPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) dated as of July 15, 2013, with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “Acquisitions”). IPS is an EPCM company (engineering, procurement, construction and management) and GREG is an affiliated renewable energy company, which companies specialize in the combined heat and power (“CHP”) alternative energy space.  The Company plans to build seven power plants and sell the thermal and electric power generated to one large customer and to local utilities through long-term power purchase agreements.  Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consists of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately but are subject to lock-up agreements; 150,000 Blue Earth shares issued as a finder’s fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares per Initial Project (as defined) on the date that each of the Initial Projects or substituted similar value as mutually agreed to by Blue Earth and IPS, commences producing commercial power.  The 10,500,000 Blue Earth shares will be released, pro rata, from escrow upon the commercial operation date of each Initial Project, however, subject to the terms and conditions of the Lock-Up Agreements. At the Closing the Stockholders exchanged 100% of the outstanding shares of IPS and GREG for the Merger Consideration. Through the Agreement, IPS Acquisition Corp. and GREG merged with and into IPS, with IPS as the surviving entity, in accordance with the Utah Revised Business Corporation Act.  IPS will be operated as a wholly-owned subsidiary of the Company.

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

As of August 23, 2013, the Company, together with its wholly-owned subsidiary MPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) dated with MPS and the Key Members of MPS (the “Acquisition”). MPS designs and manufactures intelligent, digital, rechargeable battery products and backup systems with twice the energy of lead acid batteries in a smaller space.  The environmentally friendly product is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  The initial, patent pending, intelligent Battery Backup System designed and manufactured by MPS was created for signalized intersections when loss of utility power occurs.  The UltraPower Stealth Battery Backup System (UPStealthTM ) can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems.  Pursuant to the terms of the Agreement, an aggregate of 3,694,811 shares of the Company’s common stock (the “Merger Consideration”) was issued to the former members of MPS (the “Members”).  In addition, the principals of MPS are entitled to receive a per-year earn-out equal to ten (10%) percent of the profits of MPS as a separate wholly-owned subsidiary of the Company payable in shares of the Company’s common stock valued at the then current fair market value.  The earn-out is limited to a five year period and has an aggregate cap of $3,572,199. At the closing the stockholders exchanged 100% of the outstanding membership interests of MPS for the Merger Consideration. Through the Agreement, MPS Acquisition Corp. was merged with and into MPS, with MPS as the surviving entity, in accordance with the Oregon Business Corporations Act.  MPS will be operated as a wholly- owned subsidiary of the Company.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 14. Subsequent Events (Continued)

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company has agreed to make a $6.5 million investment in solar projects.  It is the intent of the parties that Talesun is a preferred solar panel vendor for the Company’s solar projects and that the Company is a preferred EPC vendor for other Talesun solar projects. The Company is investing the $6.5 million dollars in solar projects through a combination of $1 million in cash and $5.5 million through the issuance of 1,833,333 shares of the Company’s common stock valued at $3.00 per share.  The $6.5 million investment is a loan to NGP in consideration of the purchase of 7 MW of solar panels to be utilized on NGP’s solar PV projects.  The loan will be repaid during the construction phase of the projects.  Until the $6.5 million is repaid, the solar equipment will serve as collateral.

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

10.34	Non-Exclusive License and Supply Agreement made July 30, 2012 by and among Logica Lighting Controls, LLC (formerly SwitchGenie LLC), James F. Loughrey, and Blue Earth, Inc. (16)
10.35	Secured Promissory Note dated October 30, 2012 to Laird Q. Cagan.(17)
10.36	Independent Consulting Agreement dated November 6, 2012 by and between Blue Earth, Inc. and Laird Cagan.(18)
10.37	Secured Promissory Note dated December 12, 2012 from the Company to Laird Cagan.(20)
10.38	Security Agreement dated as of December 12, 2012 from Blue Earth to Laird Cagan.(20)
10.36	Common Stock Purchase Warrant dated as of December 12, 2012 from Blue Earth to Laird Cagan. (20)
10.40	Credit Facility Agreement, dated as of January 31, 2013 and effective February 22, 2013, by and among the Company, the Lender and the Subsidiaries.(21)
10.41	Revolving Line of Credit Note, issued by the Company and the Subsidiaries to the Lender, issued as of January 31, 2013 and effective February 22, 2013.(21)
16.1	Letter from Davis Accounting Group P.C. (12)
16.2	Letter from Salberg & Company P.A. dated October 28, 2010.(5)
16.3	Letter from Lake & Associates, CPA’s, LLC dated December 11, 2012.(19)
21	List of Subsidiaries
*23.1	Consent of HJ & Associates, LLC. (19)
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
*32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

*101INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 11th day of September, 2013.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	September 11, 2013

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2013
/s/ Johnny R. Thomas
Brett Woodard	Chief Financial Officer (Principal Financial and Accounting Officer	September 11, 2013

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.