Form 10-Q
period 2013-09-30
Blue Earth, Inc.
filed 2013-11-15
CIK 1422109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 14, 2013 the issuer had 55,638,282 outstanding shares of Common Stock.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$1,933,140	$659,009
Accounts receivable, net	2,022,556	1,749,827
Costs and revenues in excess of billings	3,272,111	1,724,543
Inventory, net	394,890	221,548
Loan receivable	1,000,000	-
Construction in progress	2,548,351	706,043
Prepaid expenses and deposits	484,375	921,917
Total Current Assets	11,655,423	5,982,887
PROPERTY AND EQUIPMENT, net	842,772	661,156
OTHER ASSETS
Deposits	47,039	52,408
Contracts and franchise, net	20,876,687	8,250,495
Construction in progress	44,035,500	-
Total Other Assets	64,959,226	8,302,903
TOTAL ASSETS	$77,457,421	$14,946,946
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$819,457	$2,088,459
Current portion of notes payable	1,518,809	503,386
Related party payables	1,568,425	1,976,995
Billings in excess of revenues	591,397	674,971
Deferred revenues	9,258	17,004
Accrued expenses	563,927	423,256
Payroll expenses payable	171,167	534,846
Preferred dividends payable	252,875	440,287
Total Current Liabilities	5,495,315	6,659,204
Total Liabilities	5,495,315	6,659,204
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 898,500 and 510,152
shares issued and outstanding, respectively	899	510
Common stock; 100,000,000 shares authorized
at $0.001 par value, 51,928,738 and 20,882,549
shares outstanding, respectively	51,929	20,883
Additional paid-in capital	120,264,000	42,332,298
Stock subscription payable	52,500	-
Accumulated deficit	(48,407,222)	(34,065,949)
Total Stockholders' Equity	71,962,106	8,287,742
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,457,421	$14,946,946

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	$2,692,934	$1,741,256	$8,770,974	$5,395,232
COST OF SALES	1,552,448	1,226,090	5,829,252	3,618,231
GROSS PROFIT	1,140,486	515,166	2,941,722	1,777,001
OPERATNG EXPENSES
Depreciation and amortization	696,892	614,272	1,895,574	1,861,522
General and administrative	5,397,669	2,478,668	13,557,064	6,862,379
Total Operating Expenses	6,094,561	3,092,940	15,452,638	8,723,901
LOSS FROM OPERATIONS	(4,954,075)	(2,577,774)	(12,510,916)	(6,946,900)
OTHER INCOME (EXPENSE)
Gain on derivative valuation	-	975,263	-	1,344,679
Other income	132	-	132	-
Interest expense	(114,409)	(31,138)	(412,225)	(74,984)
Gain on settlement of debt	390	-	637,487	-
Total Other Income (Expense)	(113,887)	944,125	225,394	1,269,695
LOSS BEFORE INCOME TAXES	(5,097,962)	(1,633,649)	(12,285,522)	(5,677,205)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(5,097,962)	$(1,633,649)	$(12,285,522)	$(5,677,205)
PREFERRED DIVIDENDS	(1,397,410)	(243,821)	(2,055,751)	(481,948)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,465,372)	$(1,877,470)	$(14,371,273)	$(6,159,153)

BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.09)	$(0.41)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	45,140,963	19,014,439	30,138,004	18,688,056

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(12,285,522)	$(5,677,205)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option and stock warrants issued for services	4,813,425	968,822
Gain on derivative valuation	-	(1,368,679)
Derivative attached to preferred stock	-	110,990
Gain on settlement of debt	(637,487)	-
Stock issued for services	1,875,537	412,663
Depreciation and amortization	1,895,574	1,861,522
Amortization of debt discount	58,366	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(1,781,553)	10,239
Inventory	(65,011)	156,821
Construction in progress	(2,330,732)	(349,120)
Prepaid expenses and deposits	442,911	303,233
Accrued dividends payable	-	(110,959)
Accounts payable and accrued expenses	(1,837,916)	82,399
Net Cash Used in Operating Activities	(9,852,408)	(3,599,274)
INVESTING ACTIVITIES
Issuance of loan receivable	(1,000,000)
Purchase of property and equipment	(41,675)	-
Net Cash Used in Investing Activities	(1,041,675)	-
FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	2,038,192	-
Repayment of line of credit	(1,500,000)	-
Proceeds from related party loans	424,300	155,000
Proceeds from preferred stock	8,896,001	2,956,000
Proceeds from line of credit	3,000,000	-
Cash received from subsidiary	531,460	-
Proceeds from notes payable	-	1,208,551
Repayment of notes payable	(529.886)	(48,934)
Repayment of related party loans	(691,853)	(6,797)
Net Cash Provided by Financing Activities	12,168,214	4,263,820
NET INCREASE IN CASH	1,274,131	664,546
CASH AT BEGINNING OF PERIOD	659,009	527,108

CASH AT END OF PERIOD	$1,933,140	$1,191,654

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$185,696	$53,597
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$292,517	$677,476
Commons stock issued upon conversion of preferred stock	2,243,163	58,171
Common stock issued for equipment	195,359	-
Common stock issued for debt discounts	24,500	-
Common stock issued for line of credit fee	200,003	-
Common stock cancelled for assets	(1,291,745)	-
Common stock issued for contracts	-	486,651
Preferred shares and warrants issued for debt	-	713,020
Common stock issued for subsidiaries	58,919,384	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013 and 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of September 30, 2013 consists of solar panels, motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $394,890. The Company does not have any work in progress.

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

During July 2013 the Company issued 59,000 shares of its common stock upon the exercise of placement agent warrants for net cash of $103,250 and 3,911,453 common shares upon the conversion of 332,902 shares of its Series B preferred stock and accrued dividends of $1,685,099. On July 15, 2013 the Company issued 15,500,000 shares of its common stock to acquire all of the outstanding shares of IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) valued at $44,035,500 and 100,000 shares of its common stock for services valued at $293,000. On July 19, 2013 the Company issued 1,667 shares of its common stock upon the exercise of options for net cash of $2,867. On July 22, 2013 the Company issued 600,000 shares of its common stock upon the exercise of warrants for net cash of $6,000 and 37,064 shares of its common stock upon the cashless exercise of 62,500 warrants. On July 23, 2013 the Company issued 1,000 shares of its common stock upon the exercise of options for net cash of $1,230. On July 24, 2013 the Company issued 1,383,400 shares of its common stock to acquire all of the outstanding shares of Intelligent Power Inc. (“IP”) valued

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

at $3,984,192. On July 29, 2013 the Company issued 10,250 shares of its common stock upon the exercise of warrants for net cash of $17,937.  On August 5, 2013 the Company issued 501,417 shares of its common stock upon the exercise of options and warrants for net cash of $7,437 and 1,400,000 warrants to 2 employees with an exercise price of $0.01 per share and a term of 10 years. On August 6, 2013 the Company issued 288,000 shares of its common stock for services valued at $846,720. On August 7, 2013 the Company issued 3,501 common shares upon the cashless exercise of 8,250 warrants. On August 23, 2013 the Company issued 96,401 common shares upon the cashless exercise of 105,636 warrants and 3,694,811 shares of its common stock to acquire all of the outstanding shares of Millennium Power Solutions Inc. (“MPS”) valued at $10,899,693. On August 28, 2013 the Company issued 56,000 shares of its common stock upon the conversion of 5,000 shares of its Series C preferred stock and accrued dividends of $18,180 and 100,000 common shares upon the exercise of warrants for net cash proceeds of $1,000. On September 4, 2013 the Company issued 1,667 shares of its common stock upon the exercise of options for net cash of $2,867. On September 13, 2013 the Company issued 12,865 common shares upon the exercise of warrants for net cash of $22,514. On September 16, 2013 the Company issued 1,633 common shares upon the cashless exercise of 3,750 warrants. On September 17, 2013 the Company issued 100,000 shares of its common stock for services valued at $329,000 and 30,396 shares of its common stock for loan fees valued at $100,003. On September 30, 2013 the Company issued 100,000 common shares upon the exercise of warrants for net cash of $1,000.

Issuance of Preferred Stock

During the nine months ended September 30, 2013 the Company issued 903,500 shares of Series C preferred stock at $10 per share. Each Series C preferred share is convertible into 10 shares of the Company’s common stock and accrues a dividend of 12% per annum. The Company incurred $191,500 of costs related to the Series C preferred stock offering which are netted against the proceeds of the offering.

Credit Line Payable

During the nine months ended September 30, 2013 the Company received $3,000,000 in proceeds from a line of credit. The Company repaid $1,500,000 during the nine months ended September 30, 2013. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

During the nine months ended September 30, 2013 the Company received $420,000 in proceeds from a demand note payable from a director of the Company. The Company also repaid $691,853 of principal and $58,147 of accrued interest on several demand notes to the director during the nine months ended September 30, 2013. The demand notes payables accrue interest at 12% per annum and are unsecured.

Loan Receivable

During the nine months ended September 30, 2013 the Company issued a loan receivable to a customer to facilitate the purchase of solar panels to be used in construction projects. The loan is secured by the solar panels, is non-interest bearing and due upon completion of the projects.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended September 30, 2013 and December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2011	16,020,366	$2.53	2.78	$33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding, December 31, 2012	19,807,876	1.63	7.04	$32,194,216
Exercised	(4,893,484)	(0.78)	--
Granted	4,517,500	3.00	0.50
Granted	430,902	1.75	5.00
Granted	3,600,000	2.15	10.00
Granted	3,000,000	0.01	10.00
Granted	1,400,000	0.01	10.00
Granted	2,400,000	2.90	10.00
Granted	1,000,000	1.00	10.00
Balance Outstanding September 30, 2013	31,262,794	$1.92	7.42	$59,107,807
Exercisable, September 30 , 2013	19,772,627	$2.07	7.42	$40,828,632

A summary of the Company’s option activity during the periods ended September 30, 2013 and December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2011	607,791	$1.63	9.8	$ 1,018,089
Granted	52,720	1.37	10
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	1.58	8.2	$1,520,695
Granted	10,000	2.30	10
Exercised	(6,751)	1.57	10
Granted	100,000	2.90	10
Balance Outstanding, September 30, 2013	1,064,010	$1.71	7.50	$1,542,465
Exercisable, September 30, 2013	374,803	$1.59	7.50	$ 634,644

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - ACQUISITIONS

Effective July 15, 2013, IPS Acquisition Corp., “IPS”, a newly formed subsidiary of the Company,  entered into a merger agreement with IPS Power Engineering, Inc. and Global Renewable Energy Group, Inc. wherein IPS purchased all of the issued and outstanding shares of IPS Power Engineering, Inc. and Global Renewable Energy Group, Inc.. for  15,500,000  shares of restricted common stock of the Company.  These shares were valued based on the quoted market price on the effective date of the transaction, at $2.84 per share, or $44,035,500.  The Company also issued 50,000 shares of its common stock as a finder’s fee valued $1.18 which are included in the outstanding shares at June 30, 2013, as well as an additional 50,000 shares issued past June 30, 2013.  Pursuant to the transaction, IPS and Global Renewable Energy Group, Inc. were merged with and into IPS Power Engineering, Inc., which became the surviving corporation as a wholly-owned subsidiary of the Company. The cost of assets acquired was capitalized and allocated to the several projects to be constructed rather than amortized.

Purchase Price	Shares	Price	Total
IPS Power Engineering, Inc. and Global Renewable Energy Group, Inc.	15,500,000	$2.84	$44,035,500

Total Purchase Price			44,035,500
Tangible Assets Acquired			-
Total Liabilities Assumed			-
Cost of Construction in Progress			$44,035,000

Effective July 24, 2013, Intelligent Power Acquisition, Inc., “IPA”, a newly formed subsidiary of the Company entered into a merger agreement with Intelligent Power, Inc. wherein IPA purchased all of the issued and outstanding shares of Intelligent Power, Inc. for  1,383,400  shares of restricted common stock of the Company.  These shares were valued based on the quoted market price on the effective date of the transaction, at $2.88 per share, or $3,984,192. Immediately after the transaction, IPA was merged with and into Intelligent Power, Inc. which became the surviving corporation, as a wholly-owned subsidiary of Blue Earth, Inc. The cost of the intangible assets acquired will be capitalized and amortized over the estimate life of 17 years.

The calculation of the $4,165,882 excess purchase price was calculated as shown in the table below.

Purchase Price	Shares	Price	Total
Intelligent Power, Inc.	1,383,400	$2.88	$3,984,192

Total Purchase Price			3,984,192
Tangible Assets Acquired			(11,625)
Total Liabilities Assumed			193,315
Technology Purchased			$4,165,882

Effective August 23, 2013, MPS Acquisition Corp., “MPS”, a newly formed subsidiary of the Company,  entered into a merger agreement with Millennium Power Solutions LLC wherein MPS purchased all of the issued and outstanding shares of Millennium Power Solutions LLC  for  3,694,811  shares of restricted common stock of the Company.  These shares were valued based on the quoted market price on the effective date of the transaction, at $2.95 per share, or $10,899,692.  In addition, the principals of MPS shall be entitled to receive a per-year earn-out equal to ten (10%) percent of the profits of MPS as a separate wholly-owned subsidiary of the Company payable in the Company’s shares of common stock valued at the then current fair market value.  The earn-out is limited to a five year period and has an aggregate cap of $3,572,199. Immediately after the transaction, MPS was merged with and into Millennium Power Solutions LLC which became the surviving corporation, as a wholly-owned subsidiary of the Company. The cost of the intangible assets acquired will be capitalized and amortized over the estimate life of 17 years.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - ACQUISITIONS (CONTINUED)

The calculation of the $10,234,721 excess purchase price was calculated as shown in the table below.

Purchase Price	Shares	Price	Total
Millennium Power Solutions LLC	3,694,811	$2.95	$10,899,692

Total Purchase Price			10,899,692
Tangible Assets Acquired			(686,878)
Total Liabilities Assumed			185,532
Patents and technology			$10,398,346

The pro forma, consolidated balance sheets and statements of operations of Blue Earth, Inc. , IPS Power Engineering, Inc., Global Renewable Energy Group, Inc., Intelligent Power, Inc. and Millennium Power Solutions LLC  are presented here for the three months and six months ended September  30, 2013 and 2012.

Proforma Condensed Consolidated Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenues	$2,705,700	$1,770,047	$8,936,869	$5,434,094
Cost of Sales	1,555,800	1,238,680	5,963,889	3,639,468
Gross Profit	1,149,900	531,367	2,972,980	1,794,626
Operating Expenses	6,450,649	3,587,265	17,204,675	10,063,826
Loss from Operations	(5,300,749)	(3,005,898)	(14,231,696)	(8,269,200)
Other Income (Expense)	113,566	939,400	225,844	1,269,695
Loss Before Income Taxes	(5,414,316)	(2,116,498)	(14,005,852)	(6,999,505
Income Tax Expense	-	-	-	-
Net Loss	$(5,414,316)	$(2,116,498)	$(14,005,852)	$(6,999,505)
Basic and Diluted Loss per Share	$(0.12)	$(0.11)	$(0.46)	$(0.37)
Weighted Average Number of Common Shares
Outstanding Basic and Diluted	45,140,963	19,014,439	30,138,004	18,688,056

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 2013 the Company issued 3,573,871 upon the exercise of warrants for proceeds of $10,631,913. On October 5, 2013 the Company amended the agreement to purchase $6,500,000 solar panels for 1,833,333 shares of its common stock valued at $3.00 per share and $1,000,000 of cash (paid during September 2013) to be an all cash transaction. On October 16, 2013 the Company granted 200,000 warrants with an exercise price of $2.00 and an exercise period of 5 years to a consultant under a 1 year service contract, plus a monthly cash payment of $5,000 and granted 150,000 warrants with an exercise price of $0.01 and an exercise period of 5 years to a consultant under a 1 year service contract. On October 17, 2013 the Company agreed to issue 100,000 shares each of its common stock to 3 directors for services to be performed over the 2 year period beginning January 1, 2104 and 11,184 shares as fee for the director search and issued 170,000 shares to consultants valued at $544,000.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar PV, Combined Heat and Power (“CHP”) or on-site cogeneration and fuel cells.

We build, own, operate and/or sell the power plants or build them for the customer to own. As we continue to expand our core energy services business to become an independent power producer (“IPP”) we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term power purchase agreements to utilities, and long-term take or pay contracts to our industrial customers. The Company also finances alternative and renewable energy projects through industry relationships.

We provide our customers with a variety of measures to improve the efficiency of their facilities’ energy consumption by designing, developing, engineering, installing, operating, maintaining and monitoring their major building systems, including refrigeration, lighting and heating, ventilation and air-conditioning.

We have continued to expand our comprehensive energy solutions business through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies operational activities are being conducted through the following business units: Blue Earth Solar; Blue Earth CHP; Blue Earth EMS; Blue Earth PPS and Blue Earth EPS. The primary strategic objective for the respective business units is to establish and build brand awareness about the comprehensive energy solutions provided by the Company to its existing and future customers.

Actual Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012 (Actual)

Revenues

The Company recognized $2,692,934 of revenue for the three months ended September 30, 2013, as compared to $1,741,256 in revenues for the three months ended September 30, 2012, an increase of $951,678 or 55%. The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,726,623), Castrovilla, Inc. ($796,836) and other entities ($169,475).  The prior year revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,075,195) and Castrovilla, Inc. ($666,061). Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues were affected by a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2013 were $1,552,448 resulting in a gross profit of $1,140,486 or 42.4% of revenues. Castrovilla had a gross profit of $423,398 or 53.1% compared to $552,766 or 32.0% for Xnergy. By comparison, during 2012 we had a cost of sales of $1,226,090 with a gross profit of $515,166 or 29.6%. Castrovilla had a gross profit of $395,867 or 59.4% compared to $119,299 or 11.1% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $5,397,669 for the three months ended September 30, 2013 as compared to $2,478,668 for the three months ended September 30, 2012, an increase of $2,919,001 or 118%.  In 2013 approximately $770,489 (14.3%) of the expenses were from Castrovilla and $948,737 (17.6%) were from Xnergy. The balance of $3,678,443 (68.1%) for 2013 was corporate administrative expense. Approximately $1,229,768 (22.8%) of the general and administrative expenses was for payroll costs and $2,205,534 (40.9%) was for consulting and professional fees in 2013.

In 2012 approximately $562,087 (22.7%) of the expenses were from Castrovilla and $731,755 (29.5%) were from Xnergy. The balance of $1,184,826 (47.8%) for 2012 was corporate administrative expense. Approximately $906,234 (36.6%) of the general and administrative expenses was for payroll costs and $285,462 (11.5%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $2,699,367 (50.0%) compared to $576,285 (23.2%) in 2012. We recorded depreciation and amortization expense of $696,892  in 2013 compared to $614,272 in 2012. The increase was due to the amortization of the purchase price of Millennium Power Solutions  and Intelligent Power which were purchased during the three months ended September 30, 2013.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2013 was $(113,887) compared to $944,125 for the three months ended September 30, 2012. The decrease was primarily attributable to loss of $-0-  due to the change in the fair value of the warrant derivative liability in 2013 compared to a gain of $975,263 in 2012.  The fair value was recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.  Our interest expense increased to $114,409 in 2013 compared to $31,136 in 2012 due to borrowings of related party notes payable and a line of credit.

Net Loss

Net loss was $5,097,962 for the three months ended September 30, 2013 as compared with a net loss of $1,633,649 for the three months ended September 30, 2012, an increase of $3,464,313.  The increase is attributable primarily to the warrants issued to recently hired management personnel. The net loss attributed to common shareholders was $6,465,372 in 2013 compared to $1,877,470 in 2012 due to the dividends accrued on the Series C preferred stock and paid in common shares on the converted Series B preferred stock.  The net loss translates to $0.11 per share in 2013 compared to $0.09 in 2012.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012 (Actual)

Revenues

The Company recognized $8,770,974 of revenue for the nine months ended September 30, 2013, as compared to $5,395,232 in revenues for the nine months ended September 30, 2012, an increase of $3,375,742 or 62.6%.  The current year’s revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($6,266,475), Castrovilla, Inc. ($2,335,024) and other entities ($169,475).  The prior year’s revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,502,568) and Castrovilla, Inc. ($2,892,664). Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues declined due to a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2013 were $5,829,252 resulting in a gross profit of $2,941,722 or 33.5% of revenues. Castrovilla had a gross profit of $1,339,588 or 57.4% compared to $1,437,812 or 22.9% for Xnergy. By comparison, during 2012 we had a cost of sales of $3,618,231 with a gross profit of $1,777,001 or 32.9%. Castrovilla had a gross profit of $1,168,923 or 40.4% compared to $608,078 or 24.3% for Xnergy.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $13,557,064 for the nine months ended September 30, 2013 as compared to $6,862,379 for the nine months ended September 30, 2012, an increase of $6,694,685 or 97.6%.  In 2013 approximately $2,119,609 (15.6%) of the expenses were from Castrovilla and $2,432,648 (18.0%) were from Xnergy. The balance of $9,004,807 (66.4%) for 2013 were from the newly acquired entities and for corporate administrative expense. Approximately $3,210,023 (23.7%) of the general and administrative expenses was for payroll costs and $3,331,784 (24.6%) was for consulting and professional fees in 2013.

In 2012 approximately $1,856,727 (27.1%) of the expenses were from Castrovilla and $2,127,018 (31.0%) were from Xnergy. The balance of $2,878,634 (41.9%) for 2012 were for corporate administrative expense. Approximately $2,855,795 (41.6%) of the general and administrative expenses was for payroll costs and $634,206 (9.2%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $6,743,413 (49.7%) compared to $1,381,485 (20.1%) in 2012, due to the hiring of three executives and the granting of warrants under their employment contracts. We recorded depreciation and amortization expense of $1,895,574 in 2013 compared to $1,861,522 in 2012 due to the amortization of the purchase price of Castrovilla and Xnergy. The increase was due to the amortization of the purchase price of Millennium Power Solutions  and Intelligent Power which were purchased during the three months ended September 30, 2013.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2013 was $225,394 compared to $1,269,695 for the nine months ended September 30, 2012. The increase was primarily attributable to loss of $-0-  due to the change in the fair value of the warrant derivative liability in 2013 compared to income of $1,344,679 in 2012 and by a gain on settlement of debt of $637,487 in 2013 compared to $-0- in 2012. The fair value was recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.  Our interest expense increased to $412,225 in 2013 compared to $74,984 in 2012 due to borrowings of related party notes payable and a line of credit.

Net Loss

Net loss was $12,285,522 for the nine months ended September 30, 2013 as compared with a net loss of $5,677,205 for the nine months ended September 30, 2012, an increase of $6,608,317.  The increase is attributable primarily to the warrants issued upon to recently hired management personnel. The net loss attributed to common shareholders was $14,341,273 in 2013 compared to $6,159,153 due to the dividends accrued on the Series C preferred stock and dividends paid in shares of common stock on Series B preferred stock.  The net loss translates to $0.41 per share in 2013 compared to $0.30 in 2012.

Pro Forma Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology. The following pro forma results of operations are presented as though the acquisitions of IPS, MPS and IP took place on January 1, 2012.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012 (Pro Forma)

Pro Forma Revenues

The Company recognized $2,705,700 of revenue for the three months ended September 30, 2013, as compared to $1,770,047 in revenues for the three months ended September 30, 2012, an increase of $935,653 or 53%. The current year’s revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,726,623), Castrovilla, Inc. ($796,836) and other entities ($182,241).  The prior year revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($1,056,756) and Castrovilla, Inc. ($685,100) and other entities ($28,191). Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues were affected by a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2013 were $1,555,800 resulting in a gross profit of $1,149,900 or 42.5% of revenues. Castrovilla had a gross profit of $423,398 or 53.1% compared to $552,766 or 32.0% for Xnergy. By comparison, during 2012 we had a cost of sales of $1,238,680 with a gross profit of $531,367 or 30.0%. Castrovilla had a gross profit of $395,867 or 57.8% compared to $119,299 or 11.3% for Xnergy.

Pro Forma Operating Expenses

General and Administrative Expenses

General and administrative expenses were $5,622,626 for the three months ended September 30, 2013 as compared to $3,587,315 for the three months ended September 30, 2012, an increase of $2,035,311 or 56.7%.  In 2013 approximately $770,489 (13.7%) of the expenses were from Castrovilla and $948,737 (16.9%) were from Xnergy. The balance of $3,903,400 (69.4%) for 2013 was corporate administrative expense. Approximately $1,333,504 (23.7%) of the general and administrative expenses was for payroll costs and $2,263,325 (40.3%) was for consulting and professional fees in 2013.

In 2012 approximately $562,087 (15.7%) of the expenses were from Castrovilla and $731,755 (44.7%) were from Xnergy. The balance of $2,293,473 (63.9%) for 2012 was for the recently acquired subsidiaries and for corporate administrative expense. Approximately $1,180,098 (32.9%) of the general and administrative expenses was for payroll costs and $321,285 (9.0%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $2,515,302 (46.2%) compared to $576,285 (16.1%) in 2012. We recorded depreciation and amortization expense of $828,023  in 2013 compared to $832,831 in 2012, due to the amortization of the purchase price of Millennium Power Solutions  and Intelligent Power which were purchased during the three months ended September 30, 2013.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2013 was $(113,566) compared to $939,451 for the three months ended September 30, 2012. The decrease was primarily attributable to loss of $-0- due to the change in the fair value of the warrant derivative liability in 2013 compared to a gain of $975,263 in 2012. The fair value was recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.  Our interest expense increased to $114,409 in 2013 compared to $35,863 in 2012 due to borrowings of related party notes payable and a line of credit.

Pro Forma Net Loss

Net loss was $5,414,316 for the three months ended September 30, 2013 as compared with a net loss of $2,116,498 for the three months ended September 30, 2012, an increase of $3,297,818.  The increase is attributable primarily to the warrants issued to recently hired management personnel. The net loss attributed to common shareholders was $6,811,726 in 2013 compared to $2,360,319 due to the dividends accrued on the Series C preferred stock and paid in common stock on the converted Series B preferred stock.  The net loss translates to $0.12 per share in 2013 compared to $0.11 in 2012.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012 (Pro Forma)

Pro Forma Revenues

The Company recognized $8,936,869 of revenue for the nine months ended September 30, 2013, as compared to $5,434,094 in revenues for the nine months ended September 30, 2012, an increase of $3,502,775 or 64.5%.  The current revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($6,266,475), Castrovilla, Inc. ($2,335,024) and other entities ($335,370).  The prior year’s revenues represent sales from the Company’s wholly-owned subsidiaries Xnergy, Inc. ($2,502,568), Castrovilla, Inc. ($2,892,664) and other entities ($38,862).  Castrovilla, Inc.’s sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Xnergy’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Castrovilla’s revenues declined due to a decrease in subsidies for retrofitting equipment. Xnergy’s revenues increased due to the acquisition of contracts to build solar generation projects in California and Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2013 were $5,963,889 resulting in a gross profit of $2,972,980 or 33.3% of revenues. Castrovilla had a gross profit of $1,339,588 or 57.4% compared to $1,437,812 or 22.9% for Xnergy. By comparison, during 2012 we had a cost of sales of $3,639,468 with a gross profit of $1,794,626 or 33.0%. Castrovilla had a gross profit of $1,168,923 or 40.4% compared to $608,078 or 24.3% for Xnergy.

Pro Forma Operating Expenses

General and Administrative Expenses

General and administrative expenses were $14,739,299 for the nine months ended September 30, 2013 as compared to $7,546,035 for the nine months ended September 30, 2012, an increase of $7,193,264 or 95.3%.  In 2013 approximately $2,119,609 (14.4%) of the expenses were from Castrovilla and $2,432,648 (16.5%) were from Xnergy. The balance of $10,187,042 (69.1%) for 2013 were from the newly acquired entities and for corporate administrative expense. Approximately $3,955,954 (26.8%) of the general and administrative expenses was for payroll costs and $3,408,407 (23.1%) was for consulting and professional fees in 2013.

In 2012 approximately $1,856,727 (24.6%) of the expenses were from Castrovilla and $2,127,018 (28.2%) were from Xnergy. The balance of $3,562,290 (47.2%) for 2012 were for corporate administrative expense. Approximately $3,439,035 (45.6%) of the general and administrative expenses was for payroll costs and $681,347 (9.0%) was for professional fees in 2012.

In 2013, general and administrative expenses include stock compensation expense of $6,743,413 (45.8%) compared to $1,381,485 (18.3%) in 2012, due to the hiring of three executives and the granting of warrants under their employment contracts. We recorded depreciation and amortization expense of $2,465,376 in 2013 compared to $2,517,842 in 2012 due to the amortization of the purchase price of Castrovilla and Xnergy, due to the amortization of the purchase price of Millennium Power Solutions  and Intelligent Power which were purchased during the three months ended September 30, 2013.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2013 was $225,884 compared to $1,269,747 for the nine months ended September 30, 2012. The decrease was primarily attributable to loss of $-0-  due to the change in the fair value of the warrant derivative liability in 2013 compared to income of $1,344,679 in 2012 and a gain on settlement of debt of $637,487 in 2013 compared to $-0- in 2012. The fair value was recalculated quarterly based primarily on the remaining term of the warrants which expired on December 31, 2012 and stock price volatility.  Our interest expense increased to $412,225 in 2013 compared to $74,984 in 2012 due to borrowings of related party notes payable and a line of credit.

Pro Forma Net Loss

Net loss was $14,005,852 for the nine months ended September 30, 2013 as compared with a net loss of $6,999,505 for the nine months ended September 30, 2012, an increase of $7,006,347.  The increase is attributable primarily to the warrants issued upon to recently hired management personnel. The net loss attributed to common shareholders was $16,616,603 in 2013 compared to $7,481,453 due to the dividends accrued on the Series C preferred stock and dividends paid in shares of common stock on Series B preferred stock.  The net loss translates to $0.46 per share in 2013 compared to $0.37 in 2012.

Liquidity and Capital Resources as of September 30, 2013 compared with December 31, 2012

Net cash used in operating activities during the nine months ended September 30, 2013 totaled $9,852,408 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $12,285,522, we incurred an increase in accounts receivable and billings in excess of $1,781,553, an increase in inventory of $65,011 and an increase in construction in progress of $2,330,732 that were partially offset by common stock options and warrants granted for services expensed at $4,813,425, common stock issued for services valued at $1,875,537 and depreciation and amortization of $1,895,574. We also paid down our accounts payable and accrued expenses by $1,837,916.

Net cash used in operations during the nine months ended September 30, 2012 totaled $3,599,274 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $5,677,205, we incurred an increase in construction in progress of $349,120 that was partially offered by common stock warrants and options granted for services expensed at $843,626, common stock issued for services valued at $412,663, depreciation and amortization of $1,861,522, an increase in accounts payable and accrued expenses including dividends payable of $424,078  and a decrease in inventory of $156,821. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the nine months ended September 30, 2013 totaled $1,041,675 which included $1,000,000 issued in loans receivable. Net cash used in investing activities during the nine months ended September 30, 2012  totaled $-0-.

Net cash provided by financing activities during the nine months ended September 30, 2013 totaled $12,168,214 and resulted from $3,000,000 of gross proceeds from the line of credit, $2,038,192 from the exercise of warrants, $8,896,001 from the issuance of preferred stock and $424,300 of gross proceeds from related party notes payable. The cash inflows were offset by principal payments on notes payable of $529,886, notes payable to related parties of $691,853 and the line of credit of $1,500,000.  Net cash provided by financing activities during the nine months ended September 30, 2012 totaled $4,263,820 and resulted primarily from $2,956,000 of gross proceeds from the sale of preferred stock and notes payable of $1,208,551 offset by payments on notes payable of $48,934.

At September 30, 2013, we had working capital of $6,160,108 including $1,933,140 in cash and cash equivalents compared with a working capital deficit of $676,317 at December 31, 2012.  We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions.  The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital was the result of our positive cash flow from financing activities.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We are seeking additional equity and/or debt financing in order to implement our business plan. In 2012 and 2011, we completed a private placement of preferred stock and warrants of $2,000,000 and an additional $10,704,288 as of September 30, 2013.  We have a line of credit for $10,000,000 of which $4,000,000 is available and we are currently using $1,500,000 to meet our cash needs.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

During the nine months ended September 30, 2013 we received $420,000 in proceeds from a demand note payable from a director of the Company. We also repaid $691,853 of principal and $58,147 of accrued interest on the demand notes to the director during the nine months ended September 30, 2013. The demand notes payable accrues interest at 12% per annum and are unsecured.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between May 4 and July 3, 2013, the Company issued an aggregate of 903,500 shares of Series C Convertible Preferred Stock at $1.00 per share of Common Stock with a face value of $10.00 per share and 4,517,500 Common Stock Purchase Warrants to 71 different accredited investors.  The shares were issued in transactions that were exempt from the registered requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering and/or pursuant to Regulation D promulgated under the Securities Act based on representations made by the investors in their subscription agreements.  Commissions in the aggregate amount of $371,000 equal to 10% of the gross proceeds were paid to Colorado Financial Services Corp. ($54,500) for the issuance of $545,000 of Series C Preferred Stock; Security Research Associates ($191,500) for the issuance of $1,915,000 of Series C Preferred Stock; National Securities Corp ($95,000) for the issuance of $950,000 of Series C Preferred Stock; and American Trust Investment Services, Inc. ($30,000) for the issuance of $300,000 of Series C Preferred Stock.  An aggregate of 371,000 placement agent warrants were issued exercisable at $1.75 per share for five years from their respective dates of issuance.

On July 15, 2013 the Company issued 15,500,000 restricted shares of its common stock to acquire all of the outstanding shares of IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) valued at $44,035,500 and 100,000 shares of its restricted common stock for services valued at $293,000.

All of the above shares were issued in transactions that were exempt from the registration requirements of the Securities Act based on the representations and warranties contained in the merger agreement, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  No commissions were paid and no underwriter or placement agent was involved in these transactions, except as noted.

On July 19, 2013 the Company issued 1,667 shares of its common stock upon the exercise of options for net cash of $2,867. On July 22, 2013 the Company issued 600,000 shares of its common stock upon the exercise of warrants for net cash of $6,000 and 37,064 shares of its common stock upon the cashless exercise of 62,500 warrants. On July 23, 2013 the Company issued 1,000 shares of its common stock upon the exercise of options for net cash of $1,230.

The Company claimed exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The Company relied on representations made by each shareholder in a subscription agreement or investment letter. No commissions were paid and no underwriter or placement agent was involved in the above-described transactions.

On July 24, 2013 the Company issued 1,383,400 shares of its restricted common stock to acquire all of the outstanding shares of Intelligent Power Inc. (“IP”) valued at $3,984,192.

All of the above shares were issued in transactions that were exempt from the registration requirements of the Securities Act based on the representations and warranties contained in the merger agreement, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  No commissions were paid and no underwriter or placement agent was involved in these transactions, except as noted.

On July 29, 2013 the Company issued 10,250 shares of its common stock upon the exercise of warrants for net cash of $17,937.  On August 5, 2013 the Company issued 501,417 shares of its common stock upon the exercise of options and warrants for net cash of $7,437 and 1,400,000 warrants to 2 employees with an exercise price of $0.01 per share and a term of 10 years. On August 6, 2013 the Company issued 288,000 shares of its restricted common stock for services valued at $846,720. On August 7, 2013 the Company issued 3,501 common shares upon the cashless exercise of 8,250 warrants.

The Company claimed exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The Company relied on representations made by each shareholder in a subscription agreement or investment letter. No commissions were paid and no underwriter or placement agent was involved in the above-described transactions.

On August 23, 2013 the Company issued 96,401 restricted common shares upon the cashless exercise of 105,636 warrants and 3,694,811 shares of its restricted common stock to acquire all of the outstanding shares of Millennium Power Solutions Inc. (“MPS”) valued at $10,899,693.

All of the above shares were issued in transactions that were exempt from the registration requirements of the Securities Act based on the representations and warranties contained in the merger agreement, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  No commissions were paid and no underwriter or placement agent was involved in these transactions, except as noted.

On August 28, 2013 the Company issued 56,000 shares of its restricted common stock upon the conversion of 5,000 shares of its Series C preferred stock and accrued dividends of $18,180 and 100,000 common shares upon the exercise of warrants for net cash proceeds of $1,000. On September 4, 2013 the Company issued 1,667 shares of its common stock upon the exercise of options for net cash of $2,867. On September 13, 2013 the Company issued 12,865 common shares upon the exercise of warrants for net cash of $22,514. On September 16, 2013 the Company issued 1,633 common shares upon the cashless exercise of 3,750 warrants. On September 17, 2013 the Company issued 100,000 shares of its restricted common stock for services valued at $329,000 and 30,396 shares of its restricted common stock for loan fees valued at $100,003. On September 30, 2013 the Company issued 100,000 common shares upon the exercise of warrants for net cash of $1,000.

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

BLUE EARTH, INC.

Date: November 15, 2013	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2013	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)