Form 10-K
period 2013-12-31
Blue Earth, Inc.
filed 2014-03-03
CIK 1422109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 22,212,165 shares (based on 25,796,857 issued and outstanding) computed by reference to the $2.71 per share price at which the common stock was last sold as of June 30, 2013, the last business day of the registrant’s second fiscal quarter was $60,194,697

As of February 24, 2014, there were 62,657,917 shares of Common Stock, par value $0.001 per share, outstanding.

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

Item 1. Business.

Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (“CHP”) or on-site cogeneration and fuel cells.

We build, own, operate and/or sell the power plants or build them for the customer to own. As we continue to expand our core energy services business to become an independent power producer we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term power purchase agreements to utilities, and long-term take or pay contracts to our industrial customers. The Company also finances alternative and renewable energy projects through industry relationships.

We provide our customers with a variety of measures to improve the efficiency of their facilities’ energy consumption by designing, developing, engineering, installing, operating, maintaining and monitoring their major building systems, including refrigeration, lighting and heating, ventilation and air-conditioning.

We offer our utility customers, energy efficiency programs, such as our proprietary Keep Your Cool™ refrigeration program, adopted by 19 utilities, targeted to their small and medium-sized commercial customers. Our utility based, rate- payer incentive programs, are designed to help commercial businesses use less energy through the upgrade of existing equipment with new, more efficient equipment that helps reduce demand for electricity, lower energy bills and also enable utilities to satisfy state-mandated energy reduction goals. In addition to designing and administering the utility program, we perform the technical audits, sell the program to the commercial customer and in most instances, provide the installation of the equipment.

We have continued to expand our comprehensive energy solutions business through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies operational activities are being conducted through the following five business units: Blue Earth Solar; Blue Earth CHP; Blue Earth EMS; Blue Earth PPS and Blue Earth EPS. The primary strategic objective for the respective business units is to establish and build brand awareness about the comprehensive energy solutions provided by the Company to its existing and future customers.   Each of the Company’s five business units is generating revenue, although Blue Earth PPS and Blue Earth CHP have limited revenues, as described below.

Proprietary technologies owned by the Company are the PeakPower® System (PPS) and the UPStealth™ System. The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning in thousands of facilities such as super markets and food processing, restaurants and C-stores, drug and discount stores.   Peak power currently has a limited number of energy management systems operational in grocery stores.  Revenues are expected to ramp up commencing in mid-2014, as the Company is making some system changes before a major commercial roll out in 2014. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, scheduled and costly service calls.

The patent pending UPStealth™ energy power solution (EPS) Management believes, based on its knowledge of the industry, is the only energy efficient, intelligent digital battery backup management system that was designed to power signalized intersections during loss of utility power. UPStealth™ is designed as an alternative to lead-acid battery backup systems, enabling the Company’s business unit, Blue Earth EPS, to provide its customers with an environmentally friendly product that is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  The UPStealth™ battery backup management system can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems. Compared to lead-acid battery backup systems, our innovative UPStealth™ energy power solution’s cost of ownership is less, requires less maintenance, performs several years longer, and eliminates costly hazardous disposal issues. We also offer a finance program, which allows cities and municipalities to replace existing systems without capital expenditures.

There are several other market verticals where both our proprietary technologies can be applied, separately, or in combination, as a viable, cost effect solution. Examples include: services for data centers, oil and natural gas wells, remote cell towers, risk management services, and demand response systems to decrease energy usage during peak load pricing periods charged by utilities.

Corporate Strategy

Our strategic objective is to provide our customers with turnkey energy solutions and help them identify and maintain low cost or even no cost savings opportunities to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment.

Key components to our corporate strategy include the following:

Our primary focus in the near term is expected to be organic growth within our combined heat and power (CHP), solar engineering, procurement, and construction (EPC) solar and energy efficiency (EE)/technology business units; although we continue to evaluate and consider strategic acquisition opportunities. Our organic growth focus in each of these areas is summarized as follows.

1)

CHP or cogeneration:  Our business model is to construct and own, on site, CHP or cogeneration systems, selling the thermal power to the customer and the electricity to the customer and the utility grid under long term power purchase agreements (PPAs). We have targeted large companies within the food-processing sector, where our team has initial agreements and excellent relationships.  The PPA agreements with our customers will be on a take or pay basis at a guaranteed discount rate from what they currently pay to their local utility providers. To date, Blue Earth CHP has received limited revenue from engineering work done for a large food processor.  Revenues from the sale of electricity generated, which is the foundation of this business unit, is expected to commence in the third quarter of 2014, when the first power plant is scheduled to be completed. The Company raised adequate equity to build this first power plant through its $12 million warrant exercise in November of 2013. The Company has ordered the long lead time equipment.  Ground breaking is expected to occur in March 2014. The units are modular, so construction is primarily assembly that is expected to be completed with power revenues commencing in or about August of 2014. Although this is the Company’s first CHP power plant, Blue Earth team members have extensive experience building many, larger, more complex CHP power plants with prior employers.

2)

Solar EPC: Our strategy is to joint venture with under-financed solar developers in order to gain EPC gross margins that exceed the 8-12% common within the industry. Our joint venture agreement with NGP and Talesun enabled us to contract for a $300 million pipeline of solar EPC work with 15-20% gross margins on a cost plus basis. The pipeline is based upon the contracts obtained in the joint-venture when the Company invested $6.5 million (in cash and a note), with the panel manufacturer and solar project developer.  Projects that have written customer commitments, however, have not been financed, are considered to be pipeline.  It is only when project financing is arranged that projects are moved from pipeline to backlog.  Historically, the Company’s pipeline for acquisition was large and generally not realized due to our inability to obtain financing.  The Company was granted EPC rights for over 150 megawatt (MW) of solar projects. The average price per watt is $2.20, which translates to $330 M of contractually committed solar EPC revenue.

3)

EE/Technology: Our historical EE business has focused on installing lighting, refrigeration and HVAC equipment for our customers, which we believe can reduce our customer’s costs by 25-60%.  We based our projected savings on our having provided energy efficiency services to approximately 11,000 small to medium sized commercial customers.  The Company has verified these savings through its monitoring of customer electricity bills and by using energy monitoring equipment that measures energy consumption between the old equipment and the new more effective equipment.  We anticipate cross-selling to our larger CHP food processor customers. Our two recent technology acquisitions provide us proprietary intelligent battery technology and low costs, cloud based energy management systems that are expected to give us a competitive edge with our commercial customers. The technology is being added to our proprietary Keep Your Cool™ utility program that has been accepted by 20 West Coast utilities, which is expected to facilitate the roll out of our utility program across the United States.

Expand Scope of Product and Service Offerings. We plan to continue to expand our offerings by including new types of energy efficiency services, products and improvements to existing products based on technological advances in energy savings strategies, equipment and materials. Through the acquisitions of Intelligent Power Inc. and Millennium Power Solutions, LLC we significantly expanded our offerings of proprietary energy management and energy power solutions, which have enhanced our capabilities to offer our customers comprehensive energy savings solutions.

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

Increase Recurring Revenue. We intend to continue to seek opportunities to increase our sources of recurring revenue as we continue to expand our core energy services business to become an independent power producer, or IPP, by selling the electricity, hot water, heat and cooling generated by on-site power plants that we build and own under long term power purchase agreements, or PPA’s.

Utility Programs. We intend to offer utilities energy efficiency programs such as our Keep Your Cool™ refrigeration program and broaden our utility program offerings to their small and medium-sized commercial and industrial customers.

Strategic Acquisitions. We will continue to identify and acquire energy management companies and technologies that will enable us to expand our capabilities in our alternative/renewable energy and energy efficiency products and services offerings.

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

Effective January 1, 2011, Blue Earth acquired Castrovilla, Inc. based in Mountain View California which manufactures, sells and installs commercial refrigeration and freezer gaskets and sells and installs motors and controls to approximately 11,000 small commercial businesses operating under our Blue Earth EMS division.  See “Castrovilla Acquisition” below.

On September 7, 2011, Blue Earth acquired Xnergy, Inc., and its wholly owned subsidiary HVAC Controls & Specialties, Inc., a Carlsbad, California based energy services company.  Simultaneously, the Company purchased ecoLegacy, LLC, which served as a financing vehicle for Xnergy.  Xnergy, currently operating under our Blue Earth Solar division, provides a broad range of comprehensive energy solutions including the specialized mechanical engineering, the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.   See “Xnergy Acquisition” below.

Effective January 24, 2014, the Company sold HVAC Controls and Specialties to its former owner who was a key employee during the Company’s ownership of such subsidiary The HVAC business unit was geographically isolated from the remainder of the energy efficiency and technology business units and was not expected to make significant contributions to the revenue growth of the Company as the larger projects of Blue Earth CHP and Blue Earth Solar units ramp up. The purchase price is $160,000, consisting of $70,000 of forgiveness of debt to buyer and buyer’s promissory note to the Company for $90,000. The note bears interest at 6% per annum. It is payable in monthly payments of $1,757.10 over a five (5) year period, due March 1, 2019.

Blue Earth entered into a Purchase and Sale Agreement dated as of July 26, 2012, with White Horse Energy, LLC for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company which is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the first quarter of 2013 and is now in the commissioning process (producing power, but yet being paid).  The Company has signed a letter of intent to sell this system for $2,070,000.  On August 3, 2012, Blue Earth announced it acquired the exclusive right to construct seven (now six) different solar PV projects totaling approximately 3.5 megawatt DC in Hawaii.  These projects are located on the island of Oahu and are primarily ground mount solar systems.  The Company intends to begin construction of two of these projects in the second quarter of 2014.  See “Hawaii Solar Energy Acquisitions” below.

The construction of the Sunvalley solar PV projects located in California, began in the third quarter of 2012 and are completed and now Company owned.   The Sunvalley Solar projects have signed engineering, procurement and construction (“EPC”) agreements with the owners of the businesses for each of the respective construction sites. All of the customers have agreed to assign to the Company cash grants they receive for placing in service certain renewable energy projects under Section 1603 of the American Recovery and Reinvestment Act of 2009.  These utility incentives are an inducement for the utilities’ customers to buy energy efficient products by providing sales tax exemptions, credits or rebates on qualified products.  All of the projects are 1603 Grant eligible.  Cash grants have been received on two of the projects with the balance expected to be received in the second quarter of 2014. Based on a seven (7) year anticipated revenue stream from these projects and the above-described tax grants, Management has valued these projects at approximately $4 million.

On July 15, 2013, Blue Earth acquired IPS Power Engineering Inc. (“IPS”) an EPCM company (engineering, procurement construction and management) and an affiliated renewable energy company that specializes in the combined heat and power (“CHP”) alternative energy space operating under our Blue Earth CHP division.   Management believes, based on its knowledge of the industry, that Blue Earth CHP will enable the Company to become a significant independent power producer.  Blue Earth CHP plans to initially build seven power plants and sell the thermal and electric power to a large customer and the local utilities through long-term power purchase agreements.  See “IPS Acquisition” below.

On July 24, 2013 Blue Earth acquired Intelligent Power Inc. (“IP”), which is now operating as our Blue Earth PPS division with patented demand response, cloud based technology, which allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning in thousands of facilities, such as, super markets, and food processing, restaurants and C-stores, drug and discount Stores.  Blue Earth PPS’s innovative PeakPower® System is a turnkey solution that monitors and controls energy and most of the equipment within the store.  The Company holds an issued patent on the roll-lock snap-on current transformer.  See “Intelligent Power Acquisition” below.

On August 23, 2013, Blue Earth acquired Millennium Power Solutions (“MPS”), an intelligent digital battery technology company.  MPS designs and manufactures intelligent, digital, rechargeable battery products and backup systems with twice the energy of lead acid batteries in a smaller space operating under our Blue Earth EPS division.  The environmentally friendly product is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  See “Millennium Power Solutions Acquisition” below.

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013, which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company has agreed to make a $6.5 million loan in solar projects. $2,000,000 was loaned as of December 31, 2013 and the balance is due by March 31, 2014, unless extended by the parties. The loan is collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects.

As of January 31, 2014, Blue Earth purchased 100% of the equity interests in Kenmont Solutions Capital GP, LLC (“Kenmont”), a company owned by Donald R. Kendall, Jr.  As CEO of Blue Earth Capital, Inc., Mr. Kendall will focus on sourcing equity and debt capital for the Company’s combined heat and power or co-generation projects; its solar PV projects and energy efficiency projects.  The capital formation entity will also source capital for strategic acquisition and joint development opportunities.

As described above, the acquired companies operational activities are being conducted through the following five divisions:  Blue Earth EMS; Blue Earth Solar; Blue Earth CHP; Blue Earth PPS, and Blue Earth EPS. The primary strategic objective for the respective divisions or business units is to build brand awareness about our comprehensive energy solutions provided by the Company to its current and future customers.

Management also intends to accelerate introduction of our PeakPower® energy demand management system and the UPStealth™ digital battery backup system by offering and installing them through energy management service and distribution companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service and distribution companies, including joint development, shared revenue, private label, licensing and  acquisition agreements, as may be appropriate, for each company and geographic territory.

Management has also identified several energy management and energy management service companies that have been successfully operating in the small and medium-sized commercial and industrial business segment of the energy efficiency and alternative/renewable energy sectors. These energy service companies specialize in three categories that address small commercial businesses energy efficiency needs:   lighting, refrigeration and heating, ventilation and air conditioning (HVAC). The targeted acquisition candidates currently provide energy efficiency retrofit services to the small commercial and medium-sized businesses space.  Management believes that these companies are ideal candidates from which to build a nationwide distribution, installation and service network through a combination of joint venture/associate relationships and/or acquisitions.

We generate all of our revenues from professional services contracts. The contracts are of three types: construction management, HVAC services and energy efficiency installation. Our customers are billed, according to individual agreements. Revenues from professional services are recognized on a completed-contract basis. Under the completed-contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete when all costs except insignificant items have been incurred and final acceptance has been received from the customer. However, in the event a loss on a contract is foreseen, we recognize the loss as incurred. We do not manufacture any products. Our cost of sales is comprised of direct labor, parts purchased from third parties and other direct costs incurred in fulfilling the contracts.

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

According to a “Clean Energy Trends 2013” report by Clean Edge, a Clean-Tech market authority, the fundamental global economic drivers for clean technology remain largely intact. Intensifying resource constraints (everything from freshwater to energy feedstocks) cannot be ignored, especially with a global population exceeding seven billion. In the aftermath of unprecedented climate interruption in the U.S. and abroad, resiliency and adaptation are becoming critical business and policy drivers as organizations scramble to meet a literally changing landscape. In the U.S. President Obama has signaled a strong commitment to expanding clean energy and energy efficiency in his second term calling for a doubling of renewable power by 2020.

We are a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium-sized commercial and industrial facilities. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy usage on the environment.

Corporate Structure

Our corporate structure for energy efficiency and alternative/renewable energy related acquisitions is designed to separate the acquired companies into five wholly owned subsidiaries/divisions of the Company, which are operated as separate business units in order to establish and build brand awareness about the comprehensive energy solutions provided by the Company.

Although our five subsidiaries operate independently, they will work in concert to develop, manage, implement and monitor our turnkey energy solutions for small and medium-sized commercial and industrial customers, as well as our specific programs developed for utilities.

We believe that the implementation and execution of our corporate strategy will benefit our shareholders and attract investors who are looking at two bottom lines: financial profitability and social or environmental benefits produced by the Company and its products and services.

Castrovilla Acquisition and Operations- part of our Blue Earth EMS Division

On January 19, 2011, Castrovilla Energy, Inc., a recently formed California subsidiary of the Company, acquired substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (collectively, with Humitech, the “Castrovilla Acquisition”) with an Effective Date (as defined) of January 1, 2011.  Founded in 2004, Castrovilla, doing business under our Blue Earth EMS division, based in Mountain View, California, had approximately $3.4 million in audited revenues in 2010, which is more than twice its 2008 revenues. Blue Earth EMS currently serves approximately 11,000 small commercial businesses in Northern California with its 28 employees as of February 21, 2014.  Blue Earth EMS manufactures, sells and installs commercial refrigeration gaskets and strip curtains, which it sells and installs alongside many other energy efficiency products, such as EC motors, LED lights and a variety of control technologies. Blue Earth EMS’ strategy is to sell energy efficiency bundled retrofits (refrigeration, lighting, HVAC), to its customer base.

Blue Earth EMS participates in several ratepayer funded utility companies energy efficiency rebate programs, both through third-party programs and through its own small commercial business program,     Keep Your Cool.   The  Keep Your Cool  program was created in response to a Request For Proposals put out by a local municipal utility, Silicon Valley Power.  Castrovilla’s proposal was accepted and the program funded several hundred thousand dollars.  This eventually resulted in contracts with over a dozen municipal utilities throughout Northern California to provide turnkey program administration and implementation.  In 2008, Castrovilla acquired the assets of Bay Area Refrigeration, a fully licensed commercial refrigeration contractor that has serviced the San Francisco Bay Area for some 30 years.

Blue Earth EMS has created a business model for sustainably generating and delivering kW and kWh that benefits both the utility and the end user.  Blue Earth EMS provides energy efficiency services to small commercial businesses and delivers custom programs directly to utilities.  The model is both expandable and scalable.  Blue Earth EMS is well positioned in terms of capabilities and relationships with utilities and the energy service companies (ESCO) running the third-party programs.  Blue Earth EMS intends to become a statewide and regional service provider.

Since acquiring Bay Area Refrigeration and the C-38 refrigeration contractor’s license, Blue Earth EMS is qualified to install Electronically Commutated (EC) motors, Evaporator Fan Controllers, Anti-Sweat Heater Controllers and LED Case Lighting and other technologies.  This has made the Company’s retrofit projects far more comprehensive, which is a significant competitive advantage over companies that target only a single measure.  In fact the largest rebate programs require comprehensive retrofits to qualify for rebates.

In addition to energy efficiency retrofits, Blue Earth EMS also has on-going contracts to provide periodic maintenance to numerous restaurants and other refrigerated facilities throughout the San Francisco Bay Area. This includes 24 x 7 emergency refrigeration services.

In mid-2009 Blue Earth EMS opened an online-store (www.bayarearefrigeration.com) to sell manufactured gaskets and strip curtains on both a wholesale and retail basis. The web site also allows us to distribute refrigeration hardware, plumbing fixtures, kitchen equipment, water filtration, electrical and tools and accessories.

On December 30, 2010, Castrovilla Energy, Inc. (“CEI”), a wholly-owned subsidiary of the Company’s subsidiary, Blue Earth Energy Management Services, Inc. (“BEEMS”) entered into an Agreement and Plan of Merger (the “Plan”) with Castrovilla, Inc. and the Stockholders of Castrovilla, Inc. with an Effective Date of January 1, 2011. CEI merged with and into Castrovilla, Inc. on January 21, 2011, which continued its existence as a wholly-owned California subsidiary of BEEMS. Under the Plan, the Company issued an aggregate of 1,011,905 shares of its Common Stock valued at $1.68 per share, or $1,700,000, to the stockholders of Castrovilla, Inc. in exchange for all of the outstanding capital stock of Castrovilla, Inc.  All of the Company’s shares issued in the Castrovilla Acquisition were subject to Lock-up/Leak-out and Guaranty Agreements, as amended, which have expired.  No payments were made by the Company under the Guaranty.

The purchase price for Humitech, under the Asset Purchase Agreement (“APA”) was $600,000.  This consisted of the payment of $150,000 of affiliated debt, the issuance of 267,857 shares of restricted Common Stock of Blue Earth, Inc. with an agreed upon value of $508,928, or $1.90 per share and the assumption of approximately $121,000 of trade debt.

Blue Earth EMS Products and Services

In 2013 and 2012, Blue Earth EMS’s revenues were generated primarily from sales of parts and equipment for refrigeration and LED Case Lighting, refrigeration service, preventative maintenance, consulting, and on-line sales.  Currently, the only materials that are purchased in large quantities are its gasket materials.  All other inventory including EC motors, Anti-Sweat heaters (ASH) controllers, LED Case Lights and other hardware are kept in low quantities or purchased on an as needed basis.

Our Blue Earth EMS division accesses a variety of rebate programs, always choosing the best one for a given project.  The funds that pay for the rebate programs utilized by Blue Earth EMS are the result of California Public Utilities Commission (CPUC) requirements that all utilities in the State of California collect a “Public Benefits” charge as a percentage of the total bill.  These funds are required to be invested in energy savings programs.  This pool of money measures in the billions of dollars and pays for many programs.  Several of these programs are provided through third-party programs, which are usually administered by ESCO and consulting companies and implemented by refrigeration, lighting, HVAC and solar companies. Each program has different eligibility requirements and/or is available in different areas.  Participating in the programs in its market area allows us to provide the broadest coverage to our customers.   Our financial statements reflect that revenues were negatively impacted during specific time periods. The utility rebate programs are typically three year programs. During the referenced reporting period, the utilities were in the transition period between the previous three year program and the new three year program. This transition period generally results in decreased funding for a few months. However, the new three year utility programs have more dollars allocated than the previous program. Therefore, the negative effects to our revenue were temporary and not material to our business going forward.

Our management believes that the key to sustaining and expanding its program is to take part in or take advantage of a constant stream of technological innovation.  By identifying, evaluating and verifying the best new measures Blue Earth EMS is able to serve its approximately 11,000 small commercial customers and bring in new ones.  In some cases Blue Earth EMS is introduced to customers through our work for other companies, which it can assimilate into Keep Your Cool.TM

Xnergy Acquisition - part of our Blue Earth Solar Division

On September 7, 2011, Blue Earth, Inc. acquired Xnergy, Inc. (“Xnergy”), a Carlsbad, California based energy services company (the “Xnergy Acquisition”), which now operates as our Blue Earth Solar division.  Blue Earth Solar provides a broad range of comprehensive energy solutions including specialized mechanical engineering the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.   The Solar EPC business unit benefits from tax incentive programs, which are in place through 2016. It is uncertain what the effect of the expiration of these tax incentive programs will have on the solar industry. Costs for solar projects, solar panels and other materials, have declined dramatically over the past few years due to the scale achieved by the solar industry. It is uncertain whether tax incentive programs will be extended and it is uncertain what the effect of the expiration will be if it occurs. Rising costs of power from traditional electric generation combined with economies of scale for solar make it difficult to predict the business consequences in 2017.

In order to maximize the effectiveness of any energy efficiency measures, the following steps should be taken:

Blue Earth Business Strategy - Energy Efficiency

Determine the energy efficiency goals and priorities.  Each company or organization has different priorities with regard to their energy efficiency goals.

Reduce energy demand through Commissioning.  A thorough commissioning study will ensure that a building is performing to its design intent and will look at the following:

Lighting

Mechanical / HVAC systems and controls

Refrigeration

Equipment (office, process, and manufacturing)

Building Envelope (windows, foundation, walls, ceiling roof, and insulation)

Electrical Systems

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

Alternative Energy Systems / Distributed Generation.

An alternative energy system needs to suit the facility and its owner’s needs.  The following are several systems that Blue Earth Solar has a great deal of experience with:

•

Photovoltaics / Solar Power.  This popular method converts the sun’s energy directly into electricity.   Photovoltaics (PV) is a viable method of generating power and more panel manufacturers are constantly increasing the efficiency and effectiveness of their equipment.

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

Energy Procurement / Finance Options / Incentives

Along with the increasing demand for energy resources there are also more and more incentives to implement energy saving strategies for traditional and alternative energy systems.  Along with these incentives there are some creative methods to attain and pay for power, all of which the Company uses:

•

Power Purchase Agreements (PPA’s).This popular method is a long-term agreement to buy power from a source that produces electricity.  Under a standard PPA, the power source assumes the risk of operating and managing the electricity.  This method frees up capital that a company could use elsewhere in its business operations while still maintaining low electricity costs.  Blue Earth Solar has established relationships with the financing sources and can find and broker the right deal for the facility.

•

Synthetic Lease Agreements (SLA’s).  This method enables a lessee to obtain equipment without having the debt on the company balance sheet.  The lessee can still get all the tax benefits (and burdens) of ownership, including the asset depreciation.

•

PV: California Solar Initiative (CSI) Incentive:  For photovoltaic/solar systems, the CSI provides an incentive - based on the system size - for a newly implemented PV system.  Blue Earth Solar will help navigate the process and can assist in filling out the application and necessary paperwork needed in order to acquire the incentive.

•

Tax Credits for Alternative Energy Implementation.  The federal government has extended the tax credits to companies upon the implementation of alternative energy systems. This credit can exceed 30%, depending on the tax bracket.

Xnergy Plan of Merger

Pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Plan”), the Company purchased all of the capital stock of Xnergy for a Purchase Price of $15,012,010 (the “Purchase Price”).  The Company issued to the two shareholders of Xnergy, D. Jason Davis and Joseph Patalano (the “Xnergy Stockholders”) an aggregate of 4,500,000 shares of restricted Common Stock, valued at $3.00 per share in the merger agreement.    The Company also assumed payment to a former stockholder of the unpaid balance of $1,415,088 for his shares which was paid in full when the former stockholder elected to convert the note into equity.

D. Jason Davis, as CEO of Xnergy, and Joseph Patalano as COO of Xnergy, entered into five-year employment agreements with the Company.  Their employment agreements included a bonus plan based upon sharing a percentage of earnings above certain minimum thresholds for the three fiscal years ending December 31, 2013,  none of which were met.  Accordingly, as of February 17, 2014, Messrs. Davis and Patalano resigned as officers, employees and directors of Xnergy and entered into a consulting agreement with the Company.  They will focus their business time on development, rather than construction of projects.  They will be paid a percentage of gross profits on projects they develop.  The 500,000 shares held in escrow under the original acquisition were released pursuant to the terms of an amended lock-up agreement.  The 566,400 warrants held by Davis and 83,600 warrants held by Patalano were vested and the exercise price was reduced from $1.16 per share to $0.60 per share.  The non-competition and non-solicitation agreement for Davis and Patalano extend until two years after voluntary separation from employment. All Xnergy employees, other than Messrs. Davis and Patalano, are eligible to participate in the Company’s employee stock option plan.  Certain key employees, selected by Jason Davis, received a total 66,667 shares issuance based on a formula of years of services and salary and restricted shares of the Company’s Common Stock.

Fiscal 2013 Acquisitions

We have continued to expand our comprehensive energy solutions business through the strategic acquisitions of IPS Power Engineering Inc. (“IPS”), Intelligent Power Inc.(“IP”) and Millennium Power Solutions LLC (“MPS”), during the third quarter of 2013.  Our acquisition of IPS, whose operations are now conducted under our Blue Earth CHP division, expands our alternative energy services offerings to private sector commercial customers including upgrades to a facility’s energy infrastructure and the design, construction, operation and maintenance of smaller-scale combined heat and power or CHP energy power plants.  IP, whose operations are conducted through our Blue Earth PPS division, developed our patented PeakPower® energy management system, which enables us to offer our utility customers and our small to medium-sized commercial and industrial customers a turnkey solution that helps them achieve their respective energy reduction goals.  MPS, whose operations are conducted through our Blue Earth EPS division, developed our proprietary UPStealth™ battery backup system, we believe based on Management’s knowledge of the industry, is the only lead-acid free, energy efficient, intelligent digital battery backup system designed to power signalized traffic intersections during loss of power.

IPS Power Engineering Acquisition - under our Blue Earth CHP division

On July 15, 2013 Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “IPS Acquisition”).  IPS is operated as a wholly owned subsidiary of Blue Earth under our Blue Earth CHP division.   Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.   The Merger Consideration consisted of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately, but are subject to lock-up agreements; 150,000 Blue Earth shares issued as finders’ fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares per Initial Project (as defined) on the date that each of the seven (7) CHP or co-generation power plants as mutually agreed to by Blue Earth and IPS, commences producing commercial power.

Intelligent Power Acquisition - under our Blue Earth PPS division

On July 24, 2013 Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with Intelligent Power, Inc. (“IP”), and the Stockholders of IP (the “IP Acquisition”).  IP is operated as a wholly-owned subsidiary of Blue Earth under our Blue Earth EPS division.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IP (the “Stockholders”).  The Merger Consideration was based on the ten-day average closing price of $2.88 for Blue Earth shares through June 8, 2013 when the agreement in principle was reached.

Millennium Power Solutions Acquisition - under our Blue Earth EPS division

On August 23, 2013, Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with Millennium Power Solutions, LLC (“MPS”) and the Key Members of MPS (the “MPS Acquisition”).  MPS is operated as a wholly- owned subsidiary of Blue Earth under our Blue Earth EPS division.  Pursuant to the terms of the Agreement, an aggregate of 3,694,811 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former members of MPS.  In addition, the principals of MPS shall be entitled to receive a per-year earnout equal to ten (10%) percent of the profits of MPS as a separate wholly-owned subsidiary of Blue Earth payable in Blue Earth shares of Common Stock valued at the then current fair market value.  The earnout is limited to a five year period and has an aggregate cap of $3,572,199.

Hawaii Solar Energy Acquisitions

Blue Earth entered into a Purchase and Sale Agreement (the “PSA”) dated as of July 26, 2012, with White Horse Energy, LLC.  The PSA provided for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company (the “SPE”). The SPE is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the first quarter of 2013 and is now in the commissioning process (producing power, but not yet being paid).  The project was valued at approximately $2 million and consists of a solar PV system mounted on the ground.   The Company has signed a letter of intent to sell this facility for $2,070,000; however, no sale has been completed.  The SPE has a fully executed 20 year power purchase agreement with Hawaiian Electric Company (“HECO”). The power generated by the plant will be sold to HECO in the form of kilowatt-hours (electricity).

Hawaii has the largest Renewable Portfolio Standard in the US, requiring 40% of the state’s energy be supplied by renewable energy by 2030.  HECO’s Feed-In-Tariff (“FIT”) program is designed to encourage the addition of more renewable energy projects in Hawaii.  Pre-established FIT rates and standardized FIT contract terms facilitate the process of selling renewable energy to HECO.

On August 3, 2012, Blue Earth announced that it acquired the exclusive rights to construct seven (now six, as amended) different solar PV projects totaling approximately 3.5 megawatts DC in Hawaii.    The projects are located on the island of Oahu and are primarily ground mount solar systems.    The Company intends to begin construction of two of the plants in the second quarter of 2014.  Six projects acquired by BBLU meet the requirements of the Renewable Energy Feed-in Tariff offered by HECO.  The planned projects will employ local trade people during their construction.  Blue Earth Solar, Inc. will provide the engineering procurement and construction (“EPC”) for the respective projects.

Market Size

Blue Earth, Inc. is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. We also own, operate and manage independent power generation systems constructed (distributed solar PV generation systems and cogeneration systems) in conjunction with these services.

According to a July 2012 report from Pike Research titled “Energy Efficiency Retrofits for Commercial and Public Buildings”, the market for energy efficiency retrofits in commercial buildings will nearly double by 2020, reaching $152 billion worldwide. Western Europe will remain the largest market for energy efficiency retrofits in commercial and public buildings, but its share of world revenues will drop from 41% in 2011 to 37% in 2020.  Essentially equaling Western Europe, Asia Pacific, which represented 32% ($26 billion) of the revenue stream in 2011, will increase to 36% ($54.6 billion) by 2020.  North American energy efficiency revenues will more than double over the remainder of the decade, increasing to $35.3 billion by 2020.

As with other power sources, demand for solar power is driven by residential, commercial, and industrial electricity demand, which increases with population and economic growth. Additionally, growing concern over environmental and geopolitical issues surrounding fossil fuels has boosted interest in renewable energy sources such as solar. The revenue earned from distributed solar power sales is expected to reach $112 billion annually by 2018, according to a 2013 report titled “Distributed Solar Energy Generation” report from cleantech market research firm Navigant Research.

Combined heat and power (CHP) systems, also known as cogeneration systems are used for the simultaneous generation of both electricity and heat energy. Driven by low natural gas prices, CHP for commercial buildings will surpass $11 billion in market value by 2022, according to the above described report from Pike Research.  Current installations of combined heat and power (CHP) systems in commercial buildings are mostly confined to developed markets in Europe, South Korea, Japan, and the United States.  The market has been limited, until recently, by high upfront capital costs associated with CHP systems.  Today, though, a growing number of commercial users - from hospitals to schools to business parks - are installing CHP systems as a means of reducing operating expenses, improving power reliability, and reducing carbon emissions.

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

Many utility companies employ demand side management programs to help reduce energy consumption. These regulated programs benefits the customer by subsidizing the first cost of capital improvements that provide long - term energy and operational cost savings. Currently, energy efficiency rebates are only offered by specific electrical utilities and the respective rebate programs and requirements change frequently.

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

Blue Earth EMS Sales and Marketing

Blue Earth EMS’s key markets in 2013 and 2012 were third-party utility rebate programs, Keep Your Cool rebate program, restaurant and convenience store maintenance and service, consulting and wholesale and Internet sales.  Blue Earth EMS services the San Francisco Bay Area, California’s Central Valley region, Sacramento and San Diego, California and Spokane, Washington.

Blue Earth EMS Customers

Blue Earth EMS’s key customers, in 2013 were  PECI, City of Riverside Utilities, City of Pasadena Utilities, Asuza Power and Ecology Action in 2012; were KEMA, Keep Your Cool, Ecology Action-Right Lights utility program and the barefrigeration.com web site, and in 2011, the key customers were KEMA, Keep Your Cool, Ecology Action - Right Lights Program and PECI - Energy Smart Jobs Program.

Blue Earth Solar Sales and Marketing

Since Blue Earth Solar is a multi-faceted company with more service offerings than most, there are several unique sales and marketing strategies that are used.  These can be both very positive to the business model while being challenging to properly implement.  A summary of our sales approach for our varying capabilities is as follows:

As an ESCO, our sales and marketing approach is to offer customers customized and all-encompassing energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales process for these opportunities can take up to 24 months, with public agency / governmental customers tending to require the longest sales processes. We identify project opportunities through referrals, conferences, warm leads, cold calls and occasionally through requests for proposals. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their facility’s energy strategies.

The Blue Earth Solar plan involves decreasing a facility’s energy consumption and demand first through identification of Energy Conservation Measures (ECM’s).  Through our knowledge of the federal, state, local governmental and utility environment, we assess the availability of energy, utility or environmental-based incentives for usage reductions, which helps us optimize the economic benefits of a proposed project for a customer.

After we have identified and implemented these ECM’s, the facility demand has been reduced and now we move on to the self-generation options that would benefit the customer.  We can provide these projects “turn-key” to the customer.  Depending on the particular scenario, we can engineer, install, commission, and maintain the system after it is installed.  We also are able to offer financing options via lease or PPA’s.  Through a PPA, we would finance the project, then sell the power to the client at a rate less than and/or more consistent than what they get from the utility.

After the project has been completed our Operations & Maintenance group can service and maintain the equipment that was installed.  This added value helps ensure our clients that Blue Earth wants to be a partner for life and will stand by our projects.

General Contractor

Blue Earth Solar offers engineering, construction, and construction management services to a variety of industries.  Blue Earth Solar has tradesmen that perform the majority of work for most projects.  The trades which are most prevalent for us:

Mechanical

Pipefitting/plumbing

ElectricalFraming/drywallConcrete

Our ability to self-perform these trades enables us to keep costs down for our customers by not having the third-party markups adding margin into projects.

Having certain engineering and construction capabilities “in-house” enables us to provide turn-key projects to our clients. Having these abilities also makes it a natural fit for us to perform design-build projects, which save our customers money while also enabling the projects to have the minimum number of challenges/issues.

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

Service:  Operations & Maintenance (“O & M”)

Blue Earth Solar offers O&M services for HVAC and energy systems.  We offer traditional HVAC services including repairs, retrofits, and preventive maintenance contracts.  These contracts can be year-to-year or multi-year.  We also offer agreements which essentially provide the client warranty coverage if any of the components we are maintaining break down.

Commissioning

Our sales and marketing approach for commissioning is similar to our General Construction and Service segments in terms of the target markets.  The Blue Earth Solar commissioning group, labeled Benchmarcx®, performs energy audits, HVAC testing and balancing, and system start-up for all construction and energy projects.  Benchmarcx® is able to target other general and mechanical contractors that do not have the in-house commissioning capabilities so Benchmarcx® can market itself to them.  This is done through direct sales and marketing efforts.  In addition to these targets, Benchmarcx® also focuses on the end-users directly. These include clients occupying space where commissioning is more critical, such as labs, clean rooms, and manufacturing suites.

Blue Earth EPS Sales and Marketing

Blue Earth EPS’s key market for its proprietary UPStealth™ intelligent digital battery backup system technology users is the traffic industry.  For the traffic industry, Blue Earth EPS will be the manufacturer, offering inside sales and distribution support to authorized distributors. The Traffic UPStealth™ has been introduced to end users, such as Departments of Transportations, city and county agencies “agencies”, design firms, contractors and distributors through over 200 webinars. We are also considering private labeling of our UPStealth™ products to large scale traffic equipment manufacturers through licensing agreements.

Blue Earth PPS Sales and Marketing

Blue Earth PPS’s marketing strategy for our patented PeakPower® energy management system is to use a concentrated segmentation strategy to focus primarily on large supermarket chains.  Blue Earth PPS has a three pronged strategy with supermarket executives on its Advisory Board making direct sales introductions at high levels.  We intend to leverage the large sales forces, and installed bases of major refrigeration equipment manufacturers by signing OEM deals with select companies and co-marketing. Then, given the geographic dispersion of the individual stores, Blue Earth PPS is establishing relationships with regional refrigeration contractors to assist with installation and become our first level of support.

Pricing strategy will include options for leasing, purchasing and a no-cost option that involves sharing energy savings with customers. A lynchpin of the marketing plan is the communications strategy. A combination of tools including PR, trade shows, digital, social, and advertising will be utilized to create awareness and solidify the PeakPower® brand

The potential applications for our PeakPower® technology span numerous industries and apply globally.  The following is a breakdown of the primary and secondary markets.

Primary: Heavy users of refrigeration equipment-food industry

Food Retailing (including convenience stores)

Food distribution and storage

Food processing

Refrigerated food transport (including fishing vessels)

Restaurants·

Secondary: Other users of refrigeration and heavy HVAC users

Restaurants

Convenience Stores

Pharmaceutical manufacturing, storage and distribution

Commercial and Industrial HVAC (including data centers)

Measurement and Verification  like LEED, Green Globes and Energy Star.

Blue Earth CHP Sales and Marketing

There is a large opportunity for implementing co-generation systems if the systems are marketed correctly.  Trying to sell this as a standalone capital expenditure project in this economic environment will result in very few sales although the projects will probably have tremendous cash flows, quick pay backs, and excellent long-term rate of returns.  Companies that have not allocated budgets or want to spend capital on large co-generation projects, but want lower electricity and lower heat generation rates that co-generation systems can provide are excellent candidates.  There is too much uncertainty and several companies would rather preserve capital to spend on core business projects.  However, they also want the redundancy that these systems provide, described as follows:

1) On -site electricity generator maintains power even if the power company grid fails.

2) Co-generating system provides more efficient running steam/hot water with the current boiler systems in place as a backup.

3) Reduced cost of energy overall to lower manufacturing costs.

We implement our proprietary design procedure in order to properly size and provide redundant energy source solutions that have positive ROIs. In order to successfully market a co-generation system the base proposition to the manufacturer is that this is a rate change to lower utility rates, lower current maintenance labor, and eliminate maintenance parts costs by shutting down old inefficient systems and providing for redundant sources.  BE CHP covers the cost of the equipment, system installation, and ongoing maintenance so there is no capital expenditure to the customer.

We are profiling customers that have large thermal (heat) loading processes that are part of their manufacturing process.  Ideally, the customer will already have boilers that provide steam generation with the entire process infrastructure such as pipes, valves, and system controls in place and functioning within the original design specification.  Because of the standard inefficiencies of boilers and furnaces, we can generate steam to match heat requirements and generate electricity the same fuel cost the customer is currently paying to only generate steam.  In essence, the fuel required to run the turbine generator is “free” since the company is already paying to generate the hear from the fuel.  This allows us to sell the electricity and hear to the end user at a lower rate than that they currently use.  The net savings effect is between 8-20% lower utility costs, based on the Company’s historical experience.

Competition

Blue Earth EMS

The clean-tech industry is highly competitive. The energy efficiency segment for small commercial businesses is also highly competitive.  Blue Earth EMS competes with various types and sizes of companies ranging from local and national service providers, local refrigeration contractors, such as Egain and Energywise and rebate program administrators.  Blue Earth EMS differentiates itself as the only fully-licensed, comprehensive contractor in Northern California which sells and installs energy efficiency projects through utility rebate programs, and which contracts directly with utilities, allowing it to perform retrofit services and secure rebates for its small and large customers who operate locations served by multiple utilities.

Few contractors in our market area actually participate in the third-party program process.  The reluctance is attributable to the considerable amount of paperwork required for each project.  Having completed thousands of applications, however, Blue Earth EMS is accustomed to preparing the appropriate documents.  Because of the new comprehensiveness requirement for refrigeration projects, several of the previously participating companies are no longer qualified.  Finally, both the utilities and the third-party administrators have become stricter about contractor participation requirements, which is actively removing unqualified and unscrupulous vendors.  As a contractor who is regularly contacted by the utilities and the third-party program administrators to repair issues left behind by others, Blue Earth EMS’s reputation is among the best.

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

State.  At the state level, the American Council for an Energy-Efficient Economy stated in its 2012 State Energy Efficiency Scorecard that significant measures to support energy efficiency have been implemented, including as of October 2012, the following:

•

Annual savings from customer-funded energy efficiency programs topped 18 million MWh in 2010, a 40% increase over a year earlier.  This is roughly equivalent to amount of electricity the State of Wyoming uses each year.

•

Utility budgets for electric and natural gas efficiency programs rose to almost $7 billion in 2011, a 27% increase over a year earlier.  Of this amount $5.9 billion went to electric efficiency programs, with the remaining $1.1 billion for natural gas programs.  These represent 29% and 18% increases, respectively, over 2010 budgets.

•

Twenty-four states have adopted and adequately funded an Energy Efficiency Resource Standard, which sets long-term energy savings targets and drives investments in utility-sector energy efficiency programs.  The states with the most aggressive savings targets include Arizona, Hawaii, Maryland, Massachusetts, Minnesota, New York, Rhode Island and Vermont.

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

Blue Earth Solar

The energy services segment for non-residential customers and utility scale projects is highly fragmented and also highly competitive on a local, regional and national basis. Blue Earth Solar competes with various types and sizes of companies ranging from local energy and mechanical services providers including Pacific Rim Mechanical and Apex Mechanical and national energy services providers such as Johnson Controls, Inc. and Ameresco. Blue Earth Solar has only a few competitors in the Life Sciences portion of its business including Pacific Building Group and DBC Inc. on a local basis and DPR Construction on a regional and national basis. The competitors in the engineering, procurement and construction (EPC)/alternative energy segment of its business include AECOM, Chevron Energy Solutions on a national basis and solar project installers including Borrego Solar, Helio Power and Sullivan Solar among others on a local basis. Also, several Chinese solar panel manufacturers have begun to provide EPC services as part of their vertical market strategy. The competitors for our commissioning business activities include KEMA, Inc. and MBO, Inc.

Blue Earth Solar differentiates itself from its competitors in a number of ways, including providing its customers with an in-depth array of turnkey services and energy efficient products. Blue Earth Solar is technology neutral and diligently seeks to locate and provide its clients with the most beneficial technology that is currently available. We are unique in our capability to install solar, cogeneration, fuel cells, geothermal and wind-powered systems. The majority of our competitors specialize in designing or installing only one of these types of energy systems. Also in contrast to several of our competitors, we offer complete engineering and energy analysis (energy auditing or retro-commissioning) to ensure its clients are using their existing energy in the most efficient manner prior to designing an alternative energy option. We also differentiate ourselves by being fully licensed and self-performing most of the major and critical trades including electrical, piping, HVAC, plumbing and general construction work.  Being vertically integrated with our Service Group allows us to offer complete after construction O & M services through the life of the energy asset.

Blue Earth EPS

The battery backup system market segment for traffic intersections is highly fragmented and is also highly competitive on a local, regional and national basis. Blue Earth EPS competes primarily with lead-acid based battery backup and uninterrupted power systems manufacturers including Alpha Technologies, Clary Corp, Sensata Technologies (Dimensions), Tesco and Meyers. The sales channel primarily consists of distributors/resellers of lead-acid based battery back and uninterrupted power systems.  Blue Earth EPS differentiates itself by offering a nickel/zinc based battery with its proprietary UPStealth™ intelligent digital battery backup system.

Blue Earth PPS

The refrigeration controls market segment including compressor controller systems is highly competitive on a local regional and national basis. Blue Earth PPS competes primarily with refrigeration compressor controller systems manufacturers such as Emerson Einstein, E2, Novar (Honeywell) and Danfoss. The Blue Earth PPS patented PeakPower® system differentiates itself from its competitors products based on exacting performance criteria, pricing and ease of system installation. The PeakPower ® system Thermal Sensors are simply placed at each end of coolers and freezers, much less complex than our competitors.

Blue Earth CHP

The combined heat and power (CHP) market segment is highly competitive on a local, regional and national basis.  Competitors vary widely in terms of CHP developer engineering firms that only provide design and feasibility studies to full service ESCO companies that will design/build/maintain.  Several are fringe competitors that provide just back-up generators and not full CHP solutions -- however, they do provide a distributed generation solution.  IPS Power Engineering competes with the following as well as other companies:  AltaGen Energy Corp., Concentric Power, Inc., FOG Energy Corporation, Green Tech Energy Solutions, LLC and Duke Energy Generation Services.  National energy services providers such as Johnson Controls, Inc. and Ameresco. Xnergy has only a few competitors in the Life Sciences portion of its business including Pacific Building Group and DBC Inc. on a local basis and DPR Construction on a regional and national basis. The competitors in the engineering, procurement and construction (EPC)/alternative energy segment of its business include AECOM, Chevron Energy Solutions on a national basis and solar project installers including Borrego Solar, Helio Power and Sullivan Solar among others on a local basis. Also, several Chinese solar panel manufacturers have begun to provide EPC services as part of their vertical market strategy. The competitors for our commissioning business activities include KEMA, Inc. and MBO, Inc.

Government and Environmental Regulation

Energy Efficiency

Various regulations will affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government.

Our projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial and local permits are required to construct an energy efficiency project or alternate renewable energy plant.

Intellectual Property

The Company owns an issued patent on its PeakPower® energy management and an issued patent for its roll-lock snap-on current transformer. The Company has several patents filed and in the pending stage. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, Management believes based on their knowledge of the industry that no single patent or group of patents is critical for the success of the business.

The Company has applied for trademark for the name eecoStationTM.   The Company has been issued a registered service mark in the name of Benchmarcx®.  The Company was issued a registered service mark in the name of Peak-Power®.  Trademarks have been applied for UPStealthTM, Keep York CoolTM and eecoBlueTM.

Employees

As of February 21, 2014, Blue Earth, Inc. had six employees, consisting of three executive officers and three administrative persons at the parent level and 80 full-time employees on a Company-wide basis.  Blue Earth EMS had 28 full-time, non-union employees, including its President, John Pink and two part-time employees.  Blue Earth EMS employees include 2 key management, 7 in administration, 11 technicians who perform product installation and field service, 5 engaged in sales and marketing and 3 in shop/gasket manufacturing.

Blue Earth Solar had 20 full-time non-union employees, and 9 part-time employees.  Blue Earth Solar employees include 3 key management, including 2 in sales and business development, 6 in service operations, 9 in construction operations and 9 part-time employees.

Blue Earth CHP had 6 full-time employees and 1 part-time employee.  Blue Earth CHP employees include  2  key  management, 1 in administration, and  3 in engineering.  Blue Earth PPS had 5 full-time employees and 3 part-time employees.   Blue Earth PPS employees include 1 key management and 4 engineers.

Blue Earth EPS had 10 full time employees and 3 part time employees. Blue Earth EPS employees include 2 key management, 2   in administration, 1 technician, 3 in sales and marketing, 1 in engineering and 6 in manufacturing.

Blue Earth Capital had 1 full-time employee including 1 key management.

The Company expects to continue to use subcontractors and independent consultants until such time as further acquisitions are made.

Item 1A.   Risk Factors.

Risks Relating to Our Business

Since we have limited operating history, it is difficult for potential investors to evaluate our business.

We completed our initial operating subsidiary acquisition as of January 1, 2011.   Therefore, our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities.  As an early stage company, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of Dr. Johnny Thomas, our Chief Executive Officer, Robert Potts, our President and Chief Operating Officer, as well as other executive employees.  Although Dr. Thomas and Mr. Potts are employed under employment contracts, the loss of either of their services and the inability to replace either of them and/or attract or retain other key individuals, could materially adversely affect us. If Dr. Thomas, Mr. Potts or other key executive employees were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience.  We do not have key man life insurance policies on our management.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of December 31, 2013, we had $8,403,731 cash on hand.    On February 22, 2013, we entered into a credit agreement for a $10 million line of credit, of which $1,500,000 was funded on September 11, 2013 and $4,000,000 is currently  available upon our meeting the terms and conditions of the credit facility.   Therefore, our short term liquidity needs have been satisfied and we have sufficient capital to fund our operations for the next 12 months.  However, in view of our business plan we may not be able to execute our business plan and fund business operations long enough to achieve profitability. In such event, we would be forced to scale back our growth strategy and operations.  Our ultimate success depends upon our ability to raise additional capital.  We are pursuing sources of additional capital through various means, including joint venture projects and debt or equity financing.  However, we expect to fund much of our growth through project financing by using a combination of debt and equity financing which may not be available when needed.  Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations accordingly.

Project development or construction activities may not be successful and proposed projects may not receive required permits or construction may not proceed as planned.

The development and construction of our projects involves numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things: (i) negotiation of satisfactory engineering, procurement and construction agreements; (ii) receipt of required governmental permits and approvals, including the right to interconnect to the electric grid on economically acceptable terms; (iii) payment of interconnection and other deposits (some of which may be non-refundable); (iv) obtaining construction financing; and (v) timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including: (i) delays in obtaining required government permits and approvals with acceptable conditions; (ii) uncertainties relating to land costs for projects; (iii) unforeseen engineering problems; (iv) construction delays and contractor performance shortfalls; (v) work stoppages; (vi) cost over-runs; (vii) equipment and materials supply; (viii) adverse weather conditions; and (ix) environmental and geological conditions.

We may be unable to obtain governmental approvals, property rights and/or financing for the construction, development and operation of our non-regulated energy investments.

Construction, development and operation of energy investments, such as natural gas storage facilities, pipeline transportation systems and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. We or our joint venture partnerships may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop our non-regulated energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals and financing, our equity investments could be impaired, and such impairment could have a materially adverse effect on our financial condition, results of operations or cash flows.

Our investments in clean energy projects are subject to substantial risks.

Commercial and residential solar energy projects, such as those in which we are investing, are relatively new and have been developed through advancement in technologies whose commercial application is limited, and which are unrelated to our core businesses. These projects are dependent upon current regulatory and tax incentives and there is uncertainty about the extent to which such incentives will be available in the future. These projects face the risk that the current regulatory regimes and tax laws may expire or be adversely modified during the life of the projects.

In addition, because these projects depend on technology outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the renewable energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

The installation of our on-site combined heat and power (CHP) or cogeneration power plants may be affected by opposition from local utility companies.

Utility policies and regulations in most states are not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, make it more difficult or uneconomic for us to connect to the customer grid at customer sites and are an impediment to the growth of our business. Development of our on-site CHP or cogeneration business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers located in the different geographic areas of the country where we intend to conduct our business.

The economic viability of our projects depends on the price spread between fuel and electricity thus the volatility of the prices of these components creates risk that our projects will be uneconomic.

The economic viability of on-site CHP or cogeneration projects is dependent upon the price spread between fuel and electricity prices. Volatility of one component of the spread, the cost of natural gas and other fuels such as propane or distillate oil, can be managed by means of future contracts. However, the regional rates charged for both base load and peak electricity services may decline periodically due to excess capacity arising from over-building of utility power plants or recessions in economic activity. Any sustained weakness in electricity prices could significantly limit our market for our CHP or cogeneration on-site energy services.

Our solar engineering, procurement and construction (EPC) growth strategy is dependent upon continued availability of third-party financing arrangements for our customers.

Generally, our customers must enter into agreements to finance the construction and purchase of our solar photovoltaic (PV) projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer as well as required returns on investment of the financing companies. Depending on the status of financial markets for solar project funding and general economic conditions overall, financial institutions may be unwilling or unable to finance the cost of construction of the solar PV project. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install a solar PV facility on favorable terms, or at all, and thus lower demand for our EPC services which may limit our growth or reduce our net sales.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would decline and we would be unable to achieve or sustain profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

Cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies; performance and reliability of solar power products as compared with conventional and non-solar alternative energy products; capital expenditures by customers that tend to decrease if the U.S. economy slows; and

 availability of government subsidies and incentives.

If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenue to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate.

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

We are a small company with six (6) full-time employees, including four (4) executive officers, at the parent level and 78 full-time employees on a Company-wide basis, as of February 21, 2014. In addition to prospective employees hired from companies which we may acquire, we will need to expand our employee infrastructure for managerial, operational, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our business depends, in part, on federal, state and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business.

We depend, in part, on government legislation and policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects.  Many states offer incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the federal government currently offers a 30% tax credit for the installation of solar power systems. Businesses may also elect to accelerate the depreciation on their system over five years. Uncertainty about the introduction of, reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.

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

For example, U.S. legislation in 1992 authorized federal agencies to enter into energy savings performance contracts (“ESPCs”), such as those that we may enter into with customers at a later date. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commences prior to the end of 2010 where the project is placed in service by various dates set out in the act. The Internal Revenue Code (the “Code”), currently provides production tax credits for the generation of electricity from wind projects and from landfill gas fueled power projects, and an investment tax credit or grant in lieu of such tax credits for investments in LFG, wind, biomass and solar power generation projects. Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.

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

We are subject to governmental regulation. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certificates may result in substantial costs to us.

We are subject to substantial regulation from federal, state and local regulatory authorities. We are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies and tariff rates that the Company can charge its customers, rates of return, the authorized cost of capital, recovery of pipeline replacement and environmental remediation costs and relationships with its affiliates. These agencies regulate various aspects of our business, including customer rates, services and natural gas pipeline operations.

The Federal Energy Regulatory Commission (“FERC”) has regulatory authority over certain of our operations. Any Congressional legislation or agency regulation that would alter these or other similar statutory and regulatory structures in a way to significantly raise costs that could not be recovered in rates from customers, would reduce the availability of supply or capacity or that would reduce our competitiveness would negatively impact our earnings. In addition, the U.S. Senate has passed the Pipeline Transportation Safety Improvement Act and if enacted will increase federal regulatory oversight and could also increase administrative costs that may not be recovered in rates from customers, which could have an adverse impact on our earnings.

We cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and applicable regulations. Changes in regulations or the imposition of additional regulations could influence our operating environment and may result in substantial costs to us.

Each state is responsible for regulating the sale, installation and interconnection of alternative energy within their state. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as “utilities.” At the federal level, the ownership, operation, and sale of power generation facilities may be subject to regulation under Public Utility Holding Company Act of 2005, or PUHCA, the Federal Power Act, or FPA, and Public Utility Regulatory Policies Act of 1978, or PURPA.

New technologies may prove inappropriate and result in liability to us or may not gain market acceptance by customers.

The solar power industry (and the alternative energy industry, in general) is subject to technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

New government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions which effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

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

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that an end customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

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

The success of our business will depend on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced and specialized workforce, including engineers, project and construction management, and business development and sales professionals. In addition, our construction projects require a significant amount of trade labor resources, and other skilled workers, as well as certain specialty subcontractor skills.

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

Development, installation and construction of energy efficiency and renewable energy projects, and operation of renewable energy projects, entails many risks, including:

Failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule; failure to obtain all necessary rights to land access and use; failure to receive quality and timely performance of third-party services; increases in the cost of labor, equipment and commodities needed to construct or operate projects; permitting and other regulatory issues, license revocation and changes in legal requirements; shortages of equipment or skilled labor; unforeseen engineering problems; failure of a customer to accept or pay for renewable energy that we supply; weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life; labor disputes and work stoppages; mishandling of hazardous substances and waste; and other events outside of our control.

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

Terminate existing contracts, in whole or in part, for any reason or no reason; reduce or modify contracts or subcontracts; decline to award future contracts if actual or apparent organizational conflicts of interest are discovered, or to impose  organizational conflict mitigation measures as a condition of eligibility for an award; suspend or debar the contractor from doing business with the government or a specific government agency; and pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions unique to government contracting.

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

Specialized accounting systems unique to government contracting, which may include mandatory compliance with federal Cost Accounting Standards; mandatory financial audits and potential liability for adjustments in contract prices; public disclosure of contracts, which may include pricing information; mandatory socioeconomic compliance requirements, including small business promotion, labor, environmental and U.S. manufacturing requirements; and requirements for maintaining current facility and/or personnel security clearances to access certain government facilities or to maintain certain records, and related industrial security compliance requirements.

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

The Company and all of its wholly owned subsidiaries entered into a Credit Agreement, dated as of January 31, 2013 (the “Credit Agreement”) and effective February 22, 2013, with TCA Global Credit Master Fund, LP (the “Lender”).  The material terms of the Credit Agreement are as follows:

The lender would provide a credit facility of up to $10,000,000 to Blue Earth, secured by a first priority security interest in all of the assets of Blue Earth. The initial tranche of the loan would be in the amount of $1,500,000 (the “Initial Loan Draw”) and any additional requests for an increase in the revolving credit amount would be subject to the Lender’s approval. In connection with Initial Loan Draw, Blue Earth paid the Lender, among other things, $100,000 payable in common stock of Blue Earth, Inc. The Initial Loan Draw was repaid in full in accordance with the Lock Box Agreement that was entered into in conjunction with the Credit Agreement.

Subsequently, Blue Earth and the Lender entered into the First Amendment to the Credit Agreement, dated as of September 11, 2013 (the “First Amendment”).  The material terms of the First Amendment are as follows:

The Lender agreed to increase the revolving credit facility amount to $4,000,000, of which $2,500,000 would be funded to Blue Earth (the “Second Loan Draw”), subject to the conditions of the First Amendment described below.

The Second Loan Draw was comprised of two tranches with the initial tranche of $1,500,000 being funded upon the execution and delivery of the First Amendment at an interest rate of 12% per annum.   The second tranche would be funded upon the Lender’s approval of certain transaction documents by and among Blue Earth, Inc., New Generation Power, LLC (“NGP”) and Talesun Solar USA, Ltd. (“Talesun”).  To date the second tranche has not been funded.

In connection with the Second Loan Draw, Blue Earth paid the Lender $100,000 payable in common stock of Blue Earth, Inc. The repayment of the Second Loan Draw would be paid via the existing Lock Box Agreement described above.

Pursuant to the credit agreement, all of the Company’s and our subsidiaries’ assets, other than excluded and future projects are secured with our senior lender. Provisions in our credit facilities and debt instruments impose restrictions on our and certain of our subsidiaries ability to, among other things:

Incur additional debt; pay cash dividends and make distributions; make certain investments and acquisitions; guarantee the indebtedness of others or our subsidiaries; redeem or repurchase capital stock; create liens or encumbrances;  enter into transactions with affiliates; engage in new lines of business; sell, lease or transfer certain parts of our business or property; incur any obligations for capital expenditures of $100,000 for any single transaction or $200,000 in any fiscal year for existing projects; issue any additional capital stock of the Company or any subsidiary of the Company; and

merge or consolidate.

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

The Company’s operations may expose it to potential product liability risks that are inherent in the sale of energy efficiency products.  There can be no assurance that product liability claims will not be asserted against the Company.  We plan to have product liability insurance covering sales of any prospective products, which we believe will be adequate to cover any product liability exposure we may have.  However, product liability insurance is expensive and we may be unable to obtain sufficient insurance coverage at a reasonable cost to protect us against losses. An individual may bring a product liability claim against us if one of our products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

Liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available; an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all; damage to our reputation and the reputation of our products, resulting in lower sales; regulatory investigations that could require costly recalls or product modifications; litigation costs; and the diversion of management’s attention from managing our business.

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

The sale of a product material to our future operations; or obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012, were not effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the year ended December 31, 2013 we hired additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures.  Specifically, we added a CFO and controller and developed appropriate policies and procedures which added to our general and administrative expenses.  During 2013 our management performed an assessment of our internal controls and determined that our internal controls became effective during the quarter ended September 30, 2013. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

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

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

Our ability to execute our business plan and complete prospective acquisitions; changes in our industry; competitive pricing pressures; our ability to obtain working capital financing; additions or departures of key personnel;

•

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock; sales of our common stock (particularly following effectiveness of this resale registration statement); operating results that fall below expectations; regulatory developments;

•

economic and other external factors; period-to-period fluctuations in our financial results; and our inability to develop or acquire new or needed technologies.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at the time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price increases. The Board of Directors set December 31, 2010 as the record date to distribute one Series A Warrant for every two shares held of record by each shareholder on such date as a result of the spin-off of Genesis Fluid Solutions.  While this warrant distribution is similar to a dividend as no investment decision is necessary on the part of stockholders, it is not a dividend.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. On May 2, 2013, the post-effective amendment to our registration statement on Form S-1 (No. 333-181420) was declared effective by the SEC.  An aggregate of 22,083,756 shares of Common Stock including 4,029,154 shares which have already been issued upon exercise of warrants were registered for resale under such registration statement. In addition, the 1,065,000 shares of common stock issued in the 2009 Merger to the former directors and the 6,872,500 shares of common stock issued in our 2009 Private Placement which are currently issued and outstanding, as well as other shares which were prohibited from being sold for a period of 12 months from when the Company lost its former shell status which ended in November, 2010 are all available for resale.

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

Our directors and executive officers and/or their affiliates beneficially own or control approximately 20% of the issued and outstanding common stock and a larger percentage on a fully diluted basis. In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

To elect or defeat the election of our directors; to amend or prevent amendment of our Certificate of Incorporation or By-laws; to effect or prevent a merger, sale of substantially all assets or other corporate transaction; and to control the outcome of any other matter submitted to our stockholders for vote.

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

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. The Company has no plans to issue additional warrants exercisable at $0.01 per share or otherwise below market; however reserves the right to do so when it is deemed to be in the best interest of the Company and its Shareholders.  As of February 1, 2014, we had outstanding options, warrants and reserved derivative securities, which if exercised would result in the issuance of 30,749,542 shares of Common Stock, consisting (i) outstanding incentive stock options to purchase 2,315,209 shares of our common stock; (ii) warrants issued to Management, consultants and vendors to purchase an aggregate of 17,983,333 shares of common stock, including approximately 6,152,000 warrants exercisable at $0.01 per share; (iii) 740,000 shares of Series C Convertible Preferred Stock outstanding convertible into 7,400,000 shares of Common Stock; (iv) placement agent warrants to purchase 218,846 shares of Common Stock at an exercise price of $1.75 per share and 57,500 shares of Common Stock at an exercise price of $1.25 per share; (v) Class A Warrants to purchase 4,517,500 shares of common stock at an exercise price of $3.00 per share issued in our Series C Preferred Stock Offering;  (vi) Class B Warrants to purchase 4,029,154 shares of Common Stock at an exercise price of $6.00 per share; and (vii) 888,000 shares of Common Stock issuable upon payment of dividends on Preferred Stock.  Upon exercise of the outstanding 4,517,500 Class A Warrants, warrant holders will receive 4,517,500 Class B Warrants when combined with the outstanding 4,029,154 Class B Warrants are exercisable for an aggregate of 8,546,654 shares of common stock at an exercise price of $6.00 per share. Upon exercise of the outstanding Class B Warrants, warrant holders will receive 8,546,654 Class C Warrants to purchase 8,546,654 shares of common stock at an exercise price of $12.00 per share.  Therefore, an additional 17,093,308 shares of Common Stock are issuable upon full exercise of the Series B and Class C Warrants. The Class B and C Warrants have not been registered for resale under this Registration Statement.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Automatic Conversion of Preferred Stock

Each of the 740,000 shares of Series C Preferred Stock not previously converted as of February 1, 2014 by the holder shall be automatically converted by the Company at $1.00 per share upon the first to occur: (i) the fourth anniversary date of the issuance of the Preferred, or (ii) the closing price of the Common Stock trades at least $2.18 per share for 60 consecutive calendar days, provided there is an effective registration statement.  In July 2013, the Company automatically converted the remaining Shares of Series A and Series B Preferred Stock when the Common Stock traded above $2.25 and $2.20 per share, respectively, for 60 consecutive calendar days.

The Company will continue to pay dividends in Common Stock up until the date of conversion.  The shares issuable upon conversion, including accrued interest, shares will be registered with the SEC.  However, there will be dilution to Common Stockholders from the conversion of the Preferred Stock.  In addition, conversions to date, as well as upon automatic conversion by the Company may cause significant downward pressure on the price of our Common Stock as holders who converted from Preferred Stock resell their Common Stock in the open market

Redemption of Class A warrants.

The Company may redeem each of the issued and outstanding Series A, B and C Warrants at $.001 per warrant on 20 days’ prior written notice.  On October 7, 2013, the Company issued a notice of redemption for an aggregate of 8,832,126 Class A Warrants included in the Company’s Registration Statement on Form S-1 (No. 333-181420).  An aggregate of 4,029,154 Class A Warrants were exercised by holders and Standby Purchasers and the balance were redeemed.

The Company has the option to redeem the remaining 4,517,500 Class A Warrants registered under a pending registration statement which have been extended until March 31, 2014, without further compensation to the holder other than the payment of the redemption price per warrant: (a) to cause any or all of the warrants which are not properly exercised on or before the redemption date to be assigned to one or more third parties (each, a “Standby Purchaser”), effectively immediately upon the redemption date, for the consideration equal to $.001 per non-exercised warrant payable to the Company, (b) each Standby Purchaser shall have the right to exercise the non-exercised warrants so assigned to such Standby Purchaser through the redemption date; and (c) any Standby Purchaser may be deemed to be an underwriter within the meaning of the Securities Act and subject to the prospectus delivery requirements of the Securities Act.  Redemption of the warrants could force the holders to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the redemption price, which is substantially less than the market value of the warrants at the time of redemption.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  On September 28, 2011, the board of directors had authorized the issuance of up to 300,000 shares of Series A Preferred Stock convertible on a ten for one basis into common stock and 297,067 shares of Series A Preferred Stock were issued, all of which were converted.  On March 30, 2012, our Board of Directors authorized the issuance of up to 300,000 shares of Series B Preferred Stock convertible on a ten for one basis into Common Stock and 283,052 shares of Series B Preferred Stock were issued, all of which was converted.  On March 28, 2013, our Board of Directors authorized the issuance of up to 500,000 shares of Series C Preferred Stock convertible on a ten for one basis into Common Stock and subsequently amended our Certificate of Incorporation to provide for 910,000 shares and 903,500 shares of Series C Preferred Stock were issued, 163,500 of which were converted as of February 1, 2014.  Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

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

Authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 2.  Properties.

The Company’s executive offices are located at 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052; Tel (702) 263-1808.   The Company entered into a 37 month lease for the facility expiring December 31, 2016 at a monthly rental of $3,000 for approximately 2,500 square feet of office space.

Blue Earth EMS’s  executive offices are located at 253 Polaris Avenue, Mountain View, California under a lease ending on June 30, 2014.  The monthly rental is $5,000 for approximately 7,300 square feet of space, which features one conference room and shop and can accommodate three crews per day manufacturing gaskets.

Blue Earth Solar’s executive offices are located at 2721 Loker Avenue, West Carlsbad, CA 92010.  The monthly rental is $22,000 for approximately 19,332 square feet of manufacturing and office space.  The Company is paying Jeff Gosselin, a co-founder of Xnergy $22,000 per month for rent on its premises.

Blue Earth CHP’s executive offices are located at 4778 N. 300 W., Suite 230, Provo, UT 84604 for approximately 3,400 square feet of space.  The monthly rental is $1,630 under a 36 month lease ending June of 2016.

Blue Earth PPS and EPS share executive offices located at 27120 SW 95th Street, Suite 3230, Wilsonville, OR 97010.  The facility has 14,754 square feet of space.  The monthly rental is $8,331 under a five-year lease ending in 2018.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol BBLU.OB since October 29, 2010.  Prior thereto, from November 23, 2009 through October 28, 2010, it was quoted under the symbol GSFL.OB.  Prior to November 23, 2009, there was no active market for our common stock. As of February 6, 2014, there were 162 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Year Ending December 31, 2014
January 1, 2014 through February 24, 2014	$3.05	$2.48

Year Ended December 31, 2013
October 1, 2013 through December 31, 2013	$3.44	$1.75
July 1, 2013 through September 30, 2013	$3.50	$2.47
April 1, 2013 through June 30, 2013	$3.74	$1.10
January 1, 2013 through March 31, 2013	$1.27	$0.89

Year Ended December 31, 2012
October 1, 2012 through December 31, 2012	$1.50	$0.99
July 1, 2012 through September 30, 2012	$1.70	$1.00
April 1, 2012 through June 30, 2012	$1.45	$1.00
January 1, 2012 through March 31, 2012	$1.50	$1.01

The last reported sales price of our common stock on the OTC Bulletin Board on February 27, 2014, was $2.99 per share.

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

Issuer Purchases

None.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has options outstanding under its 2009 Equity Incentive Plan (the “2009 Plan”), which was approved by shareholders in October 2009.

The 2009 Plan is the Company’s only equity compensation plan currently in effect.  Under the 2009 Plan, 4,542,000 options were authorized for future grant.  Options granted under the 2009 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted.  The options expire ten years after the date of grant.

The following is a summary of the securities issued and authorized for issuance under our 2009 Plan at December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,011,290	(1)	$1.85	3,408,128
Equity compensation plans not approved by shareholders	3,000,000	(2)	$0.01
Total	4,011,290		$0.47	3,408,128

(1)

Of the 1,011,290 options outstanding on December 31, 2013, none were held by the Company’s officers and directors.

(2)

The Company has issued warrants but has no equity compensation plan that was not approved by shareholders as of December 31, 2013.

Item 6.  Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended December 31, 2013.  The selected financial data for the five fiscal years ended December 31, 2013, have been derived from our audited consolidated financial statements.  The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and analysis of Financial Condition and Results of Operations.”  Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.  These tables have been restated for discontinued operations of HVAC for 2013, 2012 and 2011and for discontinued operations of Genesis Fluid Solutions, Ltd. for 2013, 2012 and 2011.

(in thousands, except per share data)

Year Ended December 31,	2013	2012	2011	2010	2009

Revenue	$10,306	$8,467	$4,914	$-	$-
Operating loss	$(25,359)	$(11,311)	$(13,150)	$(2,670)	$(223)
Net loss	$(25,473)	$(9,607)	$(14,018)	$(3,588)	$(2,248)
Loss per share-continuing operations	$(0.69)	$(0.51)	$(0.93)	$(0.18)	$(0.02)
Loss per share	$(0.70)	$(0.51)	$(0.93)	$(0.24)	$(0.19)
Cash, cash equivalents, and short-term investments	$8,404	$485	$505	$3,900	$4,759
Total assets	$86,431	$14,947	$14,083	$3,952	$5,838
Long-term obligations	$0	$0	$0	$0	$0
Stockholders’ equity	$79,338	$8,278	$7,245	$2.627	$3.952

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (“CHP”) or on-site cogeneration and fuel cells.

Results of Operations

Twelve Months Ended December 31, 2013 Compared with Twelve Months Ended December 31, 2012

We acquired IP Power Engineering, Inc. effective July 15, 2013, Intelligent Power, Inc. effective July 24, 2013 and Millennium Power Solutions effective August 23, 2013. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We disposed of HVAC as of January 24, 2014 and have restated our financial statements. The following discussion excludes the discontinued operations of HVAC. We have also provided pro forma numbers as though the acquisitions were effective January 1, 2012 so that the numbers are comparable.

Revenues

We recognized $10,305,736 revenue for the twelve months ended December 31, 2013, as compared to $8,466,965 for the twelve months ended December 31, 2011. Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales from our wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2013, Castrovilla’s sales ($3,366,037) for the twelve months accounted for 32.7% of total revenues, while Xnergy’s sales accounted for 64.6% ($6,656,828) and other sales accounted for 2.7% ($282,871). During 2012, Castrovilla’s sales ($3,444,821) for the twelve months represented 40.7% of total revenues while Xnergy’s sales accounted for 59.3% ($5,022,144). Now that management has secured project financing, the Company’s revenues in 2014 should exceed 2013 revenues. These expected revenues will be realized upon the completion of the cogeneration projects under contract with Blue Earth CHP.

Pro Forma Revenues

We recognized $10,466,736 of pro forma revenue for the twelve months ended December 31 2013, as compared to pro forma $8,566,660 for the twelve months ended December 31, 2012. Revenue represents sales from the Company’s wholly-owned subsidiaries.  Xnergy sales for the twelve months increased by 32.5% to $6,656,828 (from $5,022,144), Castrovilla’s sales for the twelve months decreased by 2.3%, (from $3,444,821 to $3,366,037).  The increase in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of solar and alternative energy construction projects. Now that management has secured project finance for the cogeneration projects, revenues in 2014 should exceed 2013 revenues.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2013 were $7,166,464, compared to $5,609,836, for the twelve months ended December 31, 2012, resulting in a gross profit of $3,139,272, or 30.4% of revenues. Castrovilla’s gross margin was $1,828,288, or 54.3% of revenues while Xnergy’s gross margin was $1,122,074, or 16.9%.

Pro Forma Cost of Sales and Gross Profit

Pro forma cost of sales for the twelve months ended December 31, 2013 were $7,313,368, compared to $5,685,174 for the twelve months ended December 31, 2012, resulting in a gross profit of $3,153,368, or 30.7% of revenues. In 2012 Castrovilla’s gross margin was, $1,291,127, or 37.5% of revenues while Xnergy’s pro forma gross margin was $1,566,002, or 31.2%.  Castrovilla’s products have higher gross margins than Xnergy’s construction projects.

Operating Expenses

Operating expenses were $28,497,962 for the twelve months ended December 31, 2013 as compared to $14,167,889 for the twelve months ended December 31, 2012, an increase of $14,330,073 or 101.1%, due to common stock, options and warrants granted to management and consultants. During the year ended December 31, 2013 we incurred $17,106,843 of stock based compensation expense compared to $4,805,023 during 2012. Approximately $2,782,819 of our operating expenses for the twelve months ended December 31, 2013 were from the operations of Castrovilla and $3,052,414 were from Xnergy with the balance of $22,662,729 from our corporate administrative expenses. $2,322,778 of the operating expenses for the twelve months ended December 31, 2012 were from the operations of Castrovilla and $2,531,521 were from Xnergy with the balance of $9,313,590 our administrative expenses. Our administrative expenses for 2013 include $2,617,618 from the amortization of intangible assets acquired with Castrovilla, Xnergy, IP and MPS compared to $2,319,095 for 2012.

Pro Forma Operating Expenses

Pro forma operating expenses were $30,191,653 for the twelve months ended December 31, 2013 as compared to $15,732,561 for the twelve months ended December 31, 2012, due to an increase of $12,301,820 to common stock, options and warrants granted to management and consultants.  During the year ended December 31, 2013 we incurred $17,478,571 of stock based compensation expense compared to $4,805,023 during 2012.  Approximately $2,782,819 of our operating expenses for the twelve months ended December 31, 2013 were from the operations of Castrovilla and $3,052,414 were from Xnergy with the balance $24,356,420 from our corporate administrative expenses. $2,322,778 of the operating expenses for the twelve months ended December 31, 2012 were from the operations of Castrovilla and $2,531,521 were from Xnergy with the balance $10,878,262 from our corporate administrative expenses. Our pro forma administrative expenses for 2013 include $3,153,666 from the amortization of intangible assets acquired with Castrovilla, Xnergy, IP and MPS compared to $3,153,078 for 2012.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2013 was $25,277,153, a $15,636,575, or 162% increase from the $9,640,578 for the twelve months ended December 31, 2012. This translates to a loss per share of $0.69 from continuing operations in 2013 compared to $0.51 in 2012.

Pro Forma Net Loss

The pro forma net loss from operations for the twelve months ended December 31, 2013 was $27,151,643, a $15,981,335 or 143% increase over the net loss of $11,170,308 for the twelve months ended December 31, 2012. This translates to a pro forma loss per share of $0.74 in 2011 compared to $0.59 in 2012.

Results of Operations

Twelve Months Ended December 31, 2012 Compared with Twelve Months Ended December 31, 2011

The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We disposed of HVAC as of January 24, 2014 and have restated our financial statements. The following discussion excludes the discontinued operations of HVAC.

Revenues

We recognized $8,466,965 revenue for the twelve months ended December 31, 2012, as compared to $4,914,118 for the twelve months ended December 31, 2011 an increase of 72.3%.  Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales from the our  wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2012, Castrovilla’s sales ($3,444,821) for the twelve months represented 40.7% of total revenues while Xnergy’s sales accounted for 59.3% ($5,022,144). During 2011, Castrovilla’s sales ($3,861,534) for the twelve months accounted for 78.6% of total revenues, while Xnergy’s sales accounted for 21.4% ($1,052,584). Revenues increased from 2011 to due to management securing project financing for the construction of several solar projects in Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2012 were $5,609,836, compared to $2,559,545, for the twelve months ended December 31, 2011, resulting in a gross profit of $2,857,129, or 33.7% of revenues during 2012. Castrovilla’s gross margin was $1,291,127, or 37.5% of revenues while Xnergy’s gross margin was $1,566,002, or 31.2%. By way of comparison cost of sales for the twelve months ended December 31, 2011 were $2,559,545, resulting in a gross profit of $2,354,573, or 47.9%. Castrovilla’s gross margin was $2,268,235, or 58.7% of revenues while Xnergy’s gross margin was $86,338, or 8.2%. The decline in total gross margin percentage was due to the increase in Xnergy’s revenues as a percentage of total revenues. Castrovilla’s products have higher gross margins than Xnergy’s construction projects.

Operating Expenses

Operating expenses were $14,167,889 for the twelve months ended December 31, 2012 as compared to $15,504,604 for the twelve months ended December 31, 2011, a decrease of $1,336,715 or 8.6%, due to cost cutting activities imposed by management. During the year ended December 31, 2012 we incurred $4,805,023 of stock based compensation expense compared to $7,774,692 during 2011 which accounts the majority of the cost reductions. $2,322,778 of the operating expenses for the twelve months ended December 31, 2012 were from the operations of Castrovilla and $2,531,521 were from Xnergy with the balance of $9,313,590 were our administrative expenses. Approximately $2,837,083 of our operating expenses for the twelve months ended December 31, 2011 were from the operations of Castrovilla and $1,022,834 were from Xnergy with the balance $11,644,687 from our corporate administrative expenses. Our administrative expenses for 2012 include $2,319,095 from the amortization of intangible assets acquired with Castrovilla and Xnergy compared to $1,209,769 for 2011 since Xnergy was acquired in August 2011.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2012 was $9,640,578, a $4,359,770, or 31.1% decrease from the $14,000,348 for the twelve months ended December 31, 2011. This translates to a loss per share of $0.51 in 2012 compared to $0.93 in 2011.

Liquidity and Capital Resources as of December 31, 2013

Net cash used in continuing operations during the twelve months ended December 31, 2013 (“Fiscal 2013”) totaled $11,969,742 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $25,473,394, we recognized an increase in prepaid expenses and deposits of $1,013,109, an increase in accounts receivable and billings in excess of costs of $2,827,827 and an increase in construction in progress totaling $1,548,859.  These decreases were partially offset by stock based compensation expense of $17,106,843 and $2,745,126 of depreciation and amortization expense.

Net cash used in continuing operations during the twelve months ended December 31, 2012 totaled $5,686,300 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $9,607,134, we incurred a decrease in the warrant derivative liability of $2,037,325, an increase in billings in excess of costs of $2,615,316. These decreases were partially offset by common stock, options and warrants issued for services expensed at $4,805,023 and $2,532,673 of depreciation and amortization expense.

Net cash used in continuing operations during the twelve months ended December 31, 2011 totaled $3,921,516 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $14,018,986, we incurred an increase an increase in inventory of $347,174 and a decrease in accounts payable and accrued expenses of $260,627. These decreases were partially offset by common stock, options and warrants issued for services expensed at $8,672,945, an increase in the warrant derivative liability of $749,166, and $1,209,769 of depreciation and amortization expense.

Net cash used in investing activities during Fiscal 2013 totaled $2,321,905.  Of this amount, $126,351 was used to purchase property and equipment and $2,195,554 were loans made to unrelated parties to enhance our access to solar panels. Net cash used in continuing investing activities during Fiscal 2012 totaled $10,188 and resulted from the purchase of property and equipment. Net cash used in continuing investing activities during Fiscal 2011 totaled $1,403,181 and resulted from the purchase of property and equipment of $117,789, a license to technology of $100,000 and the acquisition of subsidiaries of $1,185,392.

Net cash provided by continuing financing activities during Fiscal 2013 totaled $22,138,931 and resulted from $8,517,315 of net proceeds from the sale of preferred stock, $12,396,321 from the exercise of warrants and options and $3,000,000 in proceeds from a line of credit. These proceeds were offset, in part, by payments on notes payable of $2,034,312 and related party loans of $691,853.  Included in the foregoing, on October 30, 2013, David Lies, a principal stockholder of the Company purchased 333,334 shares of Common Stock upon the exercise of Class A Warrants for a purchase price of $1,000,000 evidenced by a promissory note due December 21, 2013 and the pledge of the underlying common stock.

Net cash provided by continuing financing activities during Fiscal 2012 totaled $5,720,251 and resulted from $3,598,388 of net proceeds from the sale of preferred stock, $91,950 from the exercise of warrants, $1,605,000 from related party loans and $1,208,008 from the proceeds of notes payable. These inflows were offset, in part, by payments on notes payable of $776,481 and payments on related party loans of $6,614.

Net cash provided by continuing financing activities during Fiscal 2011 totaled $2,113,549 and resulted from $2,000,000 of proceeds from the sale of preferred stock, $16,336 from related party loans and $1,711,655 in cash received from the acquired subsidiaries. These inflows were offset, in part, by payments on notes payable of $1,614,442.

At December 31, 2013, we had working capital of $14,321,543 including $8,403,731 in cash.  At December 31, 2012, we had a working capital deficit of $951,340, including $485,366 in cash.  The increase in working capital was the result of the completion of common stock warrant funding and the Series C preferred stock funding.

We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months.  Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan.  During 2013, we completed placement of Preferred Stock and warrants of $20,913,636, which we believe will fund our operations at least through December 31, 2014.

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $3,000,000 was funded during 2013 and $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility.  The outstanding loan of $1,500,000 is being paid monthly with interest at 12% per annum, primarily from tax grant proceeds from five completed solar projects.  The balance is expected to be fully paid by August 1, 2014.  Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  See “Risk Factors -- Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.”

It is reasonably possible that we will not be able to obtain sufficient financing to continue operations beyond the next 12 months.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

During the years ended December 31, 2013 and 2012 we borrowed $420,000 and $1,605,000 from a director. We repaid $691,853 to the director during the year ended December 31, 2013.

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

Contractual Obligations at December 31, 2013

	Payments due by period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 year	Years	years	5 years

Long-Term Debt Obligations	$1,504,476	$1,504,476	$ -0-	$ -0-	$ -0-
Capital Lease Obligations	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Operating Lease Obligations	$5,438,760	$449,532	$829,284	$727,944	$3,432,000
Purchase Obligations	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Other Long-Term Liabilities
Reflected on the Registrant’s	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Balance Sheet under GAAP
Total	$6,943,236	$1,954,008	$829,384	$727,944	$3,432,000

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data

The Audited Financial Statements of the Company for the Fiscal Years Ended December 31, 2013, 2012 and 2011 are included following Item 14 of this Report.

QUARTERLY INFORMATION (UNAUDITED)

Selected financial data by calendar quarter were as follows

(In thousands, except per share amounts)

Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total

Fiscal Year 2013

Revenue	$2,163	$2,535	$2,268	$3,339	$10,305
Gross profit	718	838	1,177	406	3,139
Net loss	(1,877)	(5,341)	(5,068)	(13,187)	(25,473)
Loss per share continuing operations	(0.10)	(0.22)	(0.08)	(0.29)	(0.69)
Loss per share	(0.10)	(0.22)	(0.09)	(0.29)	(0.70)
Fiscal Year 2012
Revenue	$1,728	$1,364	$1,358	$4,017	$8,467
Gross profit	610	507	402	1,338	2,857
Net loss	(2,310)	(1,734)	(1,633)	(3,930)	(9,607)
Loss per share continuing operations	(0.15)	(0.07)	(0.08)	(0.21)	(0.51)
Loss per share	(0.15)	(0.07)	(0.08)	(0.21)	(0.51)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2013 based on the remediation of the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During the Company's last fiscal quarter management implemented some internal controls which remediated material weaknesses identified during its initial assessment of the effectiveness of the internal controls. These controls included the hiring of an accounting manager to oversee the accounting staff of each subsidiary and the implementation of a reporting process to assure the timely completion of accounting data. The ultimate year end assessment of the controls which occurred after these procedures were implemented resulted in management’s conclusion that the Company’s internal controls over financial reporting are effective.

Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included with our 2013 financial statements.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after December 31, 2013 and is incorporated herein by this reference.

Item 11.  Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after December 31, 2013 and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after December 31, 2013 and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after December 31, 2013 and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after December 31, 2013 and is incorporated herein by this reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blue Earth, Inc. and Subsidiaries

Henderson, Nevada

We have audited Blue Earth, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Blue Earth, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Blue Earth, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Blue Earth, Inc. and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blue Earth, Inc. and Subsidiaries

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Blue Earth, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Earth, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of Blue Earth, Inc.’s internal control over financial reporting.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

March 3, 2014

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$8,403,731	$485,366
Accounts receivable, net	5,844,119	1,648,447
Costs and revenues in excess of billings	395,442	1,724,543
Inventory, net	383,799	221,548
Construction in progress	2,254,902	706,043
Other receivables	2,195,554	-
Prepaid expenses and deposits	1,936,743	921,917
Total Current Assets	21,414,290	5,707,864

PROPERTY AND EQUIPMENT, net	858,212	655,666

OTHER ASSETS
Deposits	50,692	52,408
Construction in progress	44,035,500	-
Contracts and technology, net	19,820,580	8,250,495
Assets of discontinued operations	251,492	280,513
Total Other Assets	64,158,264	8,583,416

TOTAL ASSETS	$86,430,766	$14,946,946

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,658,368	$1,990,323
Current portion of notes payable	1,504,476	458,831
Related party payables	1,337,151	1,976,995
Billings in excess of revenues	438,952	674,971
Deferred revenues	11,993	17,004
Accrued expenses	422,456	513,414
Payroll expenses payable	125,052	438,831
Preferred dividends payable	403,690	440,287
Liabilities of discontinued operations	190,609	148,548
Total Current Liabilities	7,092,747	6,659,204

Total Liabilities	7,092,747	6,659,204

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 570,000 and 510,152
shares issued and outstanding, respectively	570	510
Common stock; 100,000,000 shares authorized
at $0.001 par value, 60,205,843 and 20,882,549
shares issued and outstanding, respectively	60,206	20,883
Additional paid-in capital	143,605,036	42,332,298
Stock subscription receivable	(1,600,000)	-
Accumulated deficit	(62,727,793)	(34,065,949)
Total Stockholders' Equity	79,338,019	8,287,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,430,766	$14,946,946

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2013	2012	2011

REVENUES	$10,305,736	$8,466,965	$4,914,118
COST OF SALES	7,166,464	5,609,836	2,559,545
GROSS PROFIT	3,139,272	2,857,129	2,354,573

OPERATNG EXPENSES
Depreciation and amortization	2,745,126	2,532,673	1,209,769
General and administrative	25,752,836	11,635,216	14,294,835

Total Operating Expenses	28,497,962	14,167,889	15,504,604

LOSS FROM OPERATIONS	(25,358,690)	(11,310,760)	(13,150,031)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	-	2,037,325	(749,166)
Other income	612	1	957
Interest expense	(556,171)	(179,344)	(47,108)
Loss on settlement of license	-	(164,667)	-
Gain (loss) on settlement of debt	637,096	(23,133)	-
Liquidated damages expense	-	-	(55,000)

TOTAL OTHER INCOME (EXPENSE)	81,537	1,670,182	(850,317)

LOSS BEFORE INCOME TAXES	(25,277,153)	(9,640,578)	(14,000,348)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(25,277,153)	(9,640,578)	(14,000,348)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(196,241)	33,444	(18,638)

NET LOSS	(25,473,394)	(9,607,134)	(14,018,986)

PREFERRED DIVIDENDS	(3,188,450)	(545,020)	(89,357)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28,661,844)	$(10,152,154)	$(14,108,343)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.69)	$(0.51)	$(0.93)
Discontinued Operations	(0.01)	0.00	(0.00)

Net Loss Per Share	$(0.70)	$(0.51)	$(0.93)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	36,463,197	18,961,099	15,109,401

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2010	-	$-	11,855,232	$11,855	$12,420,166	$-	$(9,805,452)	$2,626,569

Common stock issued for options cancellation	-	-	72,813	73	95,712	-	-	95,785

Common stock issued for license	-	-	150,000	150	176,850	-	-	177,000

Common stock issued for acquisition of subsidiaries	-	-	5,779,762	5,780	10,164,229	(2,632,192)	-	7,537,817

Common stock issued for consulting services	-	-	743,903	744	972,406	-	-	973,150

Common stock issued for employee incentives	-	-	66,667	66	114,601	-	-	114,667

Common stock issued for exercise of options	-	-	34,805	35	17,965	-	-	18,000

Stock option and warrant expense	-	-	-	-	7,809,893	-	-	7,809,893

Preferred shares and warrants issued for cash	200,000	200	-	-	1,999,800	-	-	2,000,000

Net loss attributed to common shareholders for the year ended
December 31, 2011	-	-	-	-	-	-	(14,108,343)	(14,108,343)

Balance, December 31, 2011	200,000	200	18,703,182	18,703	33,771,622	(2,632,192)	(23,913,795)	7,244,538

Common stock issued upon conversion of debt	-	-	1,220,501	1,221	1,463,092	-	-	1,464,313

Common stock issued upon conversion
of preferred stock and accrued dividends	(70,750)	(71)	790,417	790	105,448	-	-	106,167

Common stock issued for acquisition of project rights	-	-	366,529	366	486,284	-	-	486,650

Common stock issued for consulting services	-	-	370,741	371	497,058	-	-	497,429

Common stock cancelled for technology	-	-	(75,000)	(75)	(89,175)	-	-	(89,250)

Common stock cancelled for exercise of options	-	-	(84,180)	(84)	84	-	-	-

Common stock cancelled for stock subscription receivable	-	-	(877,364)	(877)	(2,631,315)	2,632,192	-	-

Common stock issued upon exercise of warrants and options	-	-	467,723	468	128,143	-	-	128,611

Preferred shares and warrants issued for cash and services	380,902	381	-	-	3,598,007	-	-	3,598,388

Stock option and warrant expense	-	-	-	-	4,892,060	-	-	4,892,060

Derivative attached to preferred stock	-	-	-	-	110,990	-	-	110,990

Net loss attributed to common shareholders for the year ended
December 31, 2012	-	-	-	-	-	-	(10,152,154)	(10,152,154)

Balance, December 31, 2012	510,152	510	20,882,549	20,883	42,332,298	-	(34,065,949)	8,287,742

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Continued)

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2012	510,152	510	20,882,549	20,883	42,332,298	-	(34,065,949)	8,287,742

Preferred shares and warrants issued for cash	903,500	904	-	-	8,516,411	-	-	8,517,315

Common stock cancelled for assets	-	-	(458,644)	(458)	(1,291,288)	-	-	(1,291,746)

Common stock issued for equipment	-	-	64,263	64	195,295	-	-	195,359

Common stock issued for subsidiaries	-	-	20,578,211	20,578	58,898,806	-	-	58,919,384

Common stock issued upon conversion of debt	-	-	389,358	389	573,159	-	-	573,548

Common stock issued upon exercise of warrants and options	-	-	8,007,870	8,008	13,988,313	(1,600,000)	-	12,396,321

Common stock issued upon conversion
of preferred stock and accrued dividends	(843,652)	(844)	9,631,853	9,632	3,216,259	-	-	3,225,047

Common stock issued for services	-	-	1,110,383	1,110	2,767,127	-	-	2,768,237

Stock option and warrant expense	-	-	-	-	14,408,656	-	-	14,408,656

Net loss attributed to common shareholders for the year ended
December 31, 2013	-	-	-	-	-	-	(28,661,844)	(28,661,844)

Balance, December 31, 2013	570,000	$570	60,205,843	$60,206	$143,605,036	$(1,600,000)	$(62,727,793)	$79,338,019

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012	2011

OPERATING ACTIVITIES
Net loss	$(25,473,394)	$(9,607,134)	$(14,018,986)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	14,408,656	4,307,594	7,809,893
(Gain) loss on derivative valuation	-	(2,037,325)	749,166
Derivative attached to preferred stock	-	110,990	-
(Gain) loss on settlement of debt	(637,096)	23,133	-
Loss on settlement of license	-	164,667	-
Stock issued for services	2,698,187	497,429	863,052
Depreciation and amortization	2,745,126	2,532,673	1,209,769
Amortization of debt discount	58,366	37,306	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(2,827,827)	(2,615,316)	126,032
Inventory	(53,920)	251,903	(347,174)
Construction in progress	(1,548,859)	(401,886)	-
Prepaid expenses and deposits	(1,013,109)	303,819	(17,439)
Accrued dividends payable	-	(240,921)	(35,202)
Accounts payable and accrued expenses	(325,872)	986,768	(260,627)

Net Cash Used in Operating Activities	(11,969,742)	(5,686,300)	(3,921,516)
Net Cash Provided by (Used in) Discontinued Operating Activities	108,653	5,539	(236,374)

INVESTING ACTIVITIES
Purchase of license	-	-	(100,000)
Acquisition of subsidiaries	-	-	(1,185,392)
Other receivables	(2,195,554)	-	-
Purchase of property and equipment	(126,351)	(10,188)	(117,789)

Net Cash Used in Investing Activities	(2,321,905)	(10,188)	(1,403,181)
Net Cash Used in Discontinued Investing Activities	(2,924)	-	(21,738)

FINANCING ACTIVITIES
Proceeds from common stock warrants and
options exercised, net of $421,553 of offering costs	12,396,321	91,950	-
Proceeds from related party loans	420,000	1,605,000	16,336
Proceeds from preferred stock, net of $517,685 of offering costs	8,517,315	3,598,388	2,000,000
Cash received from subsidiary	531,460	-	1,711,655
Proceeds from notes payable	3,000,000	1,208,008	-
Repayment of notes payable	(2,034,312)	(776,481)	(1,614,442)
Repayment of related party loans	(691,853)	(6,614)	-

Net Cash Provided by Financing Activities	22,138,931	5,720,251	2,113,549
Net Cash Provided by (Used in) Discontinued Financing Activities	(34,648)	(49,306)	74,534

NET INCREASE (DECREASE) IN CASH	7,918,365	(20,004)	(3,394,726)
CASH AT BEGINNING OF YEAR	485,366	505,370	3,900,096

CASH AT END OF YEAR	$8,403,731	$485,366	$505,370

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2013	2012	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$187,999	$83,625	$49,324
Income taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$573,548	$1,441,180	$-
Common stock issued upon conversion of preferred stock	3,225,047	708	-
Common stock cancelled for assets	(1,291,746)	(253,917)	-
Common stock issued for acquisition of subsidiaries	58,919,384	-	10,170,009
Common stock issued for license	-	-	177,000
Common stock issued for equipment	195,359	-	-
Common stock cancelled for subscription	-	(2,632,192)	-
Common stock cancelled	-	(84)	-
Cashless exercise of warrants	-	147	-
Initial debt discounts on notes payable	-	71,172	-
Interest reclassification to notes payable	-	7,853	-
Preferred dividends declared	3,188,450	545,020	89,357
Warrant vesting recognized as a prepaid expense	-	513,294	-
Warrants exercised for accrued wages	-	36,660	-
Shares issued for construction in progress costs	-	486,650	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Blue Earth, Inc. and subsidiaries (the “Company”), a Nevada Corporation headquartered in Henderson, Nevada, is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. The Company’s turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. The Company’s services include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (CHP) or on-site cogeneration and fuel cells. The Company provides its customers with a variety of measures to improve the efficiency of their facilities’ energy consumption by designing, developing, engineering, installing, operating, maintaining and monitoring their major building systems, including refrigeration, lighting and heating, ventilation and air-conditioning.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements for 2013 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BET), Castrovilla, Inc. (Castrovilla), Blue Earth Energy Management, Inc.  (BEEM), Blue Earth Energy Partners, LLC. (BEEP), Ecolegacy Gas & Power, LLC (Eco), Xnergy, Inc. (Xnergy), Blue Earth Energy Management Services, Inc. (BEEMS), Blue Earth Finance, Inc. (BEF), IPS Power Engineering, Inc. (IPS), Intelligent Power, Inc. (IP), and Millennium Power Solutions, LLC (MPS) .  The consolidated financial statements for 2012 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BET), Castrovilla, Inc., (Castrovilla), Blue Earth Energy Management, Inc.  (BEEM), Ecolegacy Gas & Power, LLC (Eco), Xnergy, Inc. (Xnergy), Blue Earth Energy Management Services, Inc. (BEEMS) and Blue Earth Finance, Inc. (BEF). For the year ended December 31, 2011, the consolidated financial statements included the accounts of Blue Earth Tech, Inc, Castrovilla, Inc. and Blue Earth Energy Management, Inc. The 2011 consolidated financial statements also include the accounts of Ecolegacy, LLC and Xnergy, Inc. from September 1, 2011. The Company’s subsidiary HVAC Controls and Specialties, Inc. was disposed of subsequent to December 31, 2013 and is classified as discontinued operations in all periods presented.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In connection with the purchases of IP, MPS, Castrovilla. and Xnergy, the Company has recorded $26,501,859 as the value of customer contracts and technology. These amounts are being amortized over their estimated useful lives of 5 years for customer contracts and 17 years for technology. The Company recorded amortization expense of $2,617,618, $2,342,178 and $1,100,798 during the years ended December 31, 2013, 2012 and 2011, respectively. Annual amortization expense will be $3,153,666 through 2016 when it will fall to $834,571 through 2030.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company records accounts receivable related to its construction contracts based on billings or on amounts due under the contractual terms. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $63,709, $27,427 and $171,176 as of December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2013, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

Category	Depreciation Term
Leasehold improvements	39 years or term of lease
Computer and office equipment	3-5 years
Equipment and tools	5-10 years
Vehicles	5 years

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

Reserve for Warranty

The Company has accrued a reserve for the estimated cost of completing warranteed services. The reserve is $65,590, $1,717 and $25,241 as of December 31, 2013, 2012 and 2011 respectively.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred. Advertising costs aggregated $111,495, $107,215 and $300,927 for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition

The Company generates revenues from professional services contracts. Customers are billed, according to individual agreements. Revenues from professional services are recognized on a completed-contract basis, in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts.” Under the completed-contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and final acceptance has been received from the customer. Corporate general and administrative expenses are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as incurred. For uncompleted contracts, the deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified under current assets as costs in excess of billings on uncompleted contracts. The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, the tax years 2010 through 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. The provisions of ASC Topic 740-10-25-09, provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC Topic 740. Topic 740-10-25-09 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible preferred stock or other common stock equivalents. Options to purchase 1,011,290, 960,761 and 607,791 common shares and warrants to purchase 25,632,407, 19,807,876 and 16,020,366 common shares were outstanding at December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

Comprehensive Income

The Company has no items of other comprehensive income as of December 31, 2013, 2012 and 2011.

Accounting for Derivatives

The Company evaluates its options, warrants, preferred stock, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $252,597, $582 and $14,230, for the years ended December 31, 2013, 2012 and 2011, respectively.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of December 31, 2013, 2012 and 2011 (zero) and consists of motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $383,799  (net of $-0- allowance ), $221,548 (net of $-0- allowance) and $473,451 (net of $25,000 allowance), respectively. The Company does not have any work in progress.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or its financial statements.

NOTE 3 - PREPAID EXPENSES AND DEPOSITS

The components of the Company’s prepaid expenses as of December 31, are as follows:

	2013	2012	2011
Consulting fees (term 1-9 months)	$1,680,818	$696,868	$440,038
Rent ( term 1 month)	14,534	-	-
Insurance (term 11 months)	147,321	42,555	29,000
Deposits (term 1 month)	94,070	182,494	71,213
Total prepaid expenses	$1,936,743	$921,917	$540,251

NOTE 4 - TECHNOLOGY LICENSE

On May 16, 2011, the Company purchased a license to energy conservation technology known as “SwitchGenie”. The purchase price was $100,000 and 150,000 shares of the Company’s common stock valued at $1.18 per share, which was the market price on the transaction closing date. The license also requires the Company to pay a royalty based upon SwitchGenie sales. The Company had prepaid $68,213 in royalties against the license as of December 31, 2011 which was included in prepaid expenses. The Company was amortizing the cost of the license over the expected life of 5 years and has recorded $13,850 and $-0- of amortization expense during the year ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 the Company returned the technology license to the licensor in exchange for 75,000 shares of common stock and terminated the exclusive license and entered into a non-exclusive license and supply agreement.

NOTE 5 - PROPERTY AND EQUIPMENT

The major classes of assets as of December 31, are as follows:

	2013	2012	2011
Office and computer equipment	$323,185	$395,281	$395,281
Software	95,931	-	-
Manufacturing and installation equipment	402,063	149,434	149,434
Leasehold improvements	759,304	759,304	759,304
Vehicles	262,011	213,940	230,879
Sub Total	1,842,493	1,517,959	1,534,898
Accumulated Depreciation	(984,282)	(862,293)	(698,025)
Net	$858,212	$655,666	$836,873

Depreciation expense was $127,508, $213,633 and $105,985, for the years ended December 31, 2013, 2012 and 2011, respectively. Approximately $858,212 of the Company’s property and equipment serves as security against its long-term debt.

NOTE 6 - OTHER RECEIVABLES

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company has agreed to make a $6.5 million loan in solar projects. $2,000,000 was loaned as of December 31, 2013 and the balance is due by March 31, 2014, unless extended by the parties. The loan is collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 820 for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no nonfinancial assets and nonfinancial liabilities as of December 31, 2013 and 2012. Liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2013 and 2012:

	Total Carrying Value at December 31, 2012/2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant derivative liability	$-	$-	$-	$-

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2012 and 2011:

Balance at December 31, 2010	$1,288,159
Change in fair value 2011	749,166
Balance at December 31, 2011	2,037,325
Change in fair value 2012	(2,037,325)
Balance at December 31, 2012	-
Change in fair value 2013	-
Balance at December 31, 2013	$-

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2011:

Assumptions	December 31, 2011
Expected term (years)	1.8 -9.7
Expected volatility	152%
Risk-free interest rate	0.71% - 4.13%
Dividend yield	0.00%

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

There were no changes in the valuation techniques during the years ended December 31, 2013 and December 31, 2012. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 1, 2011, the Board of Directors of the Company amended the employment agreements of Dr. Johnny R. Thomas and John C. Francis.  Each of their employment agreements provide for annual salaries of $174,000 and $150,000, respectively.

On May 16, 2013, the Company entered into employment agreements with its Chief Operating Officer and with its Chief Financial Officer which pay each of them $300,000 per year. They agreed to a reduced salary of $120,000 each for the first year.

Legal Matters

The Company is subject to litigation in the normal course of business. The Company records a liability for legal settlements when the amount is estimable and determined to be likely.

Operating Leases

The Company leases office and manufacturing facilities from unrelated parties under non-cancellable operating leases. The leases are typically five years. As of December 31, 2013, future minimum lease payments are as follows:

Year	Amount
2014	$449,532
2015	419,532
2016	409,752
2017	363,972
2018	363,972
Thereafter	3,432,000
Total	$5,438,760

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock having a par value of $0.001 per share.

During 2013 the Company issued 903,500 shares of its Series C preferred stock at $10 per share for gross proceeds of $9,035,000. Each share of Series C preferred stock was convertible into 10 shares of the Company’s common stock and is subject to automatic conversion upon the Company’s common stock trading at least $2.18 per share for 60 consecutive calendar days. The Series C preferred stock provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series C preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series C Preferred Stock.

During 2012 the Company issued 283,052 shares of its Series B preferred stock at $10 per share for proceeds of $2,830,520. Each share of Series B preferred stock is convertible into 10 shares of the Company’s common stock and was subject to automatic conversion upon the Company’s common stock trading at least $2.20 per share for 60 consecutive days.  The Series B preferred stock provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series B preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series B Preferred Stock.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

During 2011 the Company issued 200,000 shares of its Series A preferred stock at $10 per share for proceeds of $2,000,000. During the year ended December 31, 2012 the Company issued an additional 97,067 shares of Series A preferred stock for proceeds of $970,670. Each share of Series A preferred stock was convertible into 10 shares of common stock and automatic conversion upon the Company’s common stock trading at least $2.25 per share for 60 consecutive days. The Series A preferred stock also provides for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series A preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series A Preferred Stock.

During the year ended December 31, 2013, 129,250 shares of the Series A, 380,902 shares of the Series B and  333,500 shares of the Series C preferred stock with the related accrued dividends were converted into 9,631,853 shares of common stock. During the year ended December 31, 2012, 70,750 shares of the Series A preferred stock with the related accrued dividends were converted into 790,417 shares of common stock.

The Company has accrued a preferred dividend payable of $403,690 and $440,287 on the preferred stock as of December 31, 2013 and 2012, respectively.

The Warrants attached to the Series A, B and C preferred stock are substantially the same. Upon the exercise of a Class A Warrant for the $3.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of Common Stock at $6.00 per share, subject to redemption and/or temporary reduction by the Company.

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

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock having a par value of $0.001 per share, of which 60,205,843 and  20,882,549 shares were issued and outstanding at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013 the Company issued 389,358 shares of its common stock upon the conversion of $573,548 of debt. The Company issued 9,631,853 shares of its common stock upon the conversion of 843,652 shares of preferred stock and accrued dividends of $3,225,047. The Company issued 64,263 shares of common stock for manufacturing equipment valued at $195,359 and issued 20,578,211 shares of common stock for construction projects and energy storage and monitoring technologies. The Company issued 1,110,383 shares for consulting services valued at $2,768,237 and 8,007,870 shares upon the exercise of warrants and options for cash of $12,396,321 and notes receivable of $1,600,000. The Company cancelled 92,115 common shares previously issued as consideration for a line of credit valued at $298,453 and 366,529  common shares which were issued for rights to certain solar projects.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

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

Incentive Stock Option and Warrant Grants to Consultants and Employees

2009 Incentive Stock Option Plan

During the year ended December 31, 2013 the Company granted 110,000 stock purchase options to its employees under its 2009 Incentive Stock Option Plan. The options have a 10 year exercise period (1 year upon termination of employment) and are exercisable at prices ranging from $2.30 to $2.90 per share.

During the year ended December 31, 2012 the Company granted 372,970 stock purchase options to its employees under its 2009 Incentive Stock Option Plan. The options have a 10 year exercise period and are exercisable at $1.23 to $1.72 per share.

As of December 31, 2013, 3,480,128 shares were remaining under the 2009 Plan for future issuance.

Stock Purchase Warrants

During the year ended December 31, 2013 the Company granted 10,500,000 stock purchase warrants to executive employees. The warrants have a 10 year exercise period and are exercisable at prices ranging from $0.01 to $2.15 per share. The Company also granted 3,850,000 stock purchase warrants to consultants. The warrants have a 1 to 10 year exercise period and are exercisable at prices ranging from $0.01 to $2.90 per share. The Company granted 430,902 stock purchase warrants to the placement agents on its Class C preferred stock. The warrants have a 5 year exercise period and are exercisable at $1.75 per share. The Company also issued 4,292,500 A warrants to the purchasers of the Class C preferred stock with an exercise period of 1 year and an exercise price $3.00. The Company also issued 4,029,154 B warrants to the exercisers of the A warrants attached to the Class A and B preferred stock with an exercise period of 1 year and an exercise price $6.00.

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

The Company recorded compensation expense of $14,408,741 and $4,307,594 for the years ended December 31, 2013 and 2012, respectively, in connection with these stock warrants and options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock warrants and options granted during the years ended December 31,:

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

	2013	2012	2011
Expected term (years)	5.0 - 10.0	5.0 - 10.0	5.0-10
Expected volatility	101.49-103.25%	94.45-116.86%	160%
Weighted-average volatility	101.49-103.25%	94.45-116.86%	160%
Risk-free interest rate	3.64-3.99%	0.23-1.53%	3.99%
Dividend yield	0%	0%	0%
Expected forfeiture rate	0%	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased. A summary of the Company’s stock option activity during the years ended December 31, 2013, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Balance Outstanding, December 31, 2010	298,500	$1.00	9.8
Granted	97,791	1.68	5.0
Granted	450,000	1.72	10
Forfeited	(238,500)	0.94	9
Balance Outstanding, December 31, 2011	607,791	1.63	9.8	1,018,089
Granted	52,720	1.37	10.0
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	1.58	8.2	1,520,695
Granted	10,000	2.30	10
Granted	100,000	2.90	10
Expired	(52,720)	1.37	--
Exercised	(6,751)	1.57	--
Balance Outstanding, December 31, 2013	1,011,290	$1.85	8.22	$1,851,695
Exercisable, December 31, 2013	465,053	$1.60	7.97	$744,885

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

A summary of the Company’s warrant activity during the years ended December 31, 2013, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31		$27,457,223
Granted	2,660,000	2.53	5.00
Forfeited	(18,000)	1.00	--
Granted	1,489,250	3.00	1.00
Forfeited	(50,000)	1.25	--
Granted	69,000	1.75	5.00
Balance Outstanding, December 31, 2011	16,020,366	2.53	2.78	33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding, December 31, 2012	19,807,876	1.63	7.04	32,194,216
Granted	3,600,000	2.15	10.00
Granted	3,000,000	0.01	10.00
Granted	2,400,000	2.90	10.00
Granted	1,400,000	0.01	10.00
Granted	1,000,000	1.00	10.00
Granted	200,000	0.01	10.00
Granted	200,000	2.00	5.00
Granted	250,000	0.01	5.00
Granted	2,300,000	0.01	10.00
Granted	4,292,500	3.00	3.00
Granted	4,029,154	6.00	3.00
Granted	430,902	1.75	5.00
Forfeited	(9,276,906)	(2.40)	--
Exercised	(8,001,119)	(1.60)	--
Balance Outstanding December 31, 2013	25,632,407	$1.90	6.52	$48,603,200
Exercisable, December 31, 2013	18,582,407	$2.23	5.40	$41,512,700

The Company expects all non-contingent outstanding employee stock options to eventually vest. As of December 31, 2013, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $17,597,601 which is expected to be recognized over the respective vesting periods which extend through 2016. As of December 31, 2012, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $1,328,375, which is expected to be recognized over the respective vesting periods which extend through 2015.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 10 - INCOME TAXES

The Company files a consolidated U.S. income tax return. The amounts provided for income taxes are as follows for the years ended December 31:

	2013	2012	2011
Current (benefit) provision: federal	$--	$--	$--
Current (benefit) provision: state	--	--	--
Total current provision	--	--	--
Deferred (benefit) provision	--	--	--
Deferred (benefit) provision relating to reduction of valuation allowance	--	--	--
Total deferred provision	--	--	--
Total provision (benefit) for income taxes from continuing operations	$--	$--	$--

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

Deferred tax assets:	2013	2012	2011
Net operating loss carry forward	$6,806,200	$3,736,000	$1,973,400
Capital loss carryover	381,600	381,600	381,600
Allowance for doubtful accounts	39,600	24,600	81,500
Related party accruals	58,100	17,800	--
Accrued vacation	25,900	28,100	30,000
Depreciation	43,600	35,800	--
Allowance for obsolete inventory	--	--	10,600
	7,355,000	4,223,900	2,477,100
Less: valuation allowance	(7,355,000)	(4,223,900)	(2,477,100)
Total deferred tax assets	--	--	--
Total deferred tax liabilities	--	--	--
Total net deferred tax assets (liabilities)	$--	$--	$--

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2013, 2012 and 2011 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2013. The net changes in the valuation allowance during the year was an increase of $3,131,100 in 2013 and increase of $1,796,800 in 2012.

At December 31, 2013, the Company had $16,121,000 of net operating loss carry forwards which will expire in various years through 2033. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses may be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 10 - INCOME TAXES (Continued)

The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carry forwards could be restricted. The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows for the years ended December 31,:

	2013	2012	2011

Federal tax rate applied to loss before income taxes	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.5%	3.5%	3.5%
Permanent differences	-0.5%	-0.9%	-0.9%
Change in valuation allowance	-23.1%	-39.4%	-39.4%
Other	-13.9%	2.8%	2.8%
Income tax expense (benefit)	0.0%	0.0%	0.0%

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2013 and 2012, there was $7,214,159 and $57,405, respectively, in excess of insurable limits.

NOTE 12 - CONSTRUCTION IN PROGRESS

Construction in Progress-Short Term

The short-term construction in progress represents costs accumulated on several solar and co-generation projects at various stages of completion. The construction in progress is classified as short-term because the projects are expected to be completed within one year. A summary of construction in progress-short term as of December 31, are as follows:

	2013	2012	2011
Materials and Labor	$2,044,150	$376,386	$--
Designs and Permitting	210,752	329,657	--
Total	$2,254,902	$706,043	$--

The Company intends to sell the solar projects. The Company will charge to cost of sales the construction costs of the projects it sells.

Construction in Progress-Long Term

The long-term construction in progress represents the costs accumulated on 7 co-generation projects in the United States and Canada.  The co-generation projects were purchased in the acquisition of IPS and GREG. The costs are classified as long-term because the projects are expected to take more than one year to complete.

A summary of construction in progress-long term as of December 31, are as follows:

	2013	2012	2011
Designs for co-generation projects	$44,035,500	$-	$-
Total	$44,035,500	$-	$-

The Company intends to hold the co-generation projects to generate revenues as an energy producer. The Company will depreciate the construction costs for the projects it does not sell over the 20 year term of the energy purchase contract upon commencement of revenues .

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 13 - RELATED PARTY TRANSACTIONS

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

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. Mr. Thomas and Mr. Francis also have the right  to vest the warrants by exercising the warrants; accordingly, the value of the warrants has been expensed in the financial statements. In November 2012 the warrant exercise price was reduced to $0.01 per share, the term of warrants were extended to 10 years and the vesting criteria was amended to remove the milestone criteria and to effectively vest immediately.

Stock Subscription Receivables

On June 17, 2008, two of Xnergy Inc.’s former stockholders agreed to purchase the shares of another shareholder for $2,486,850. Concurrent with this agreement, Xnergy, Inc. agreed to issue a promissory note for the payment for the stock. The liability was recorded along with notes receivable from the purchasing stockholders. The notes receivable were assumed by the Company in the purchase of Xnergy, Inc. and have no repayment terms, are non-interest bearing and are unsecured accordingly they are classified as stock subscription receivables. As of December 31, 2011, the receivables totaled $2,632,192. During the year ended December 31, 2012 the Company received and cancelled 877,364 shares of its common stock as satisfaction of the stock subscription receivables. As of December 31, 2013 the Company had stock subscriptions receivable of $1,600,000.

Related Party Payables

In connection with the purchase of Castrovilla and Xnergy, the Company entered into promissory notes to pay outstanding liabilities to the former shareholders. During the year ended December 31, 2013 the Company borrowed $420,000 from and repaid $691,853 to a director. During the year ended December 31, 2013 the Company issued 238,480 shares of common stock in satisfaction of $271,871 of related party debt. During the year ended December 31, 2012 the Company borrowed $1,605,000 from a director. The notes payable are secured by certain of the Company’s construction projects, due upon demand and bear interest at 12% per annum. A summary of the maturity of the related party payables is as follows:

Amount of Principal
Year	Payments Due
2014	$1,337,151
2015	-
2016	-
2017	-
2018	-
Thereafter	-
Total	$1,337,151

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 14 - ACCRUED EXPENSES

A summary of accrued expenses as of December 31, are as follows:

	2013	2012	2011
Sales Tax Payable	$11,802	$95,104	$178,224
Credit Cards Payable	85,015	173,263	181,318
Accrued Interest Payable	188,419	57,187	-
Payroll Taxes Payable	11,852	155,464	19,348
Other	125,368	32,396	8,000
Total	$422,456	$513,414	$386,890

NOTE 15 - LONG TERM DEBT

Credit Line Payable

During the year ended to December 31, 2013 the Company received $3,000,000 in proceeds from a line of credit. The Company repaid the line $1,500,000 during the year ended December 31, 2013. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Promissory Notes Payable

The Company assumed promissory notes payable in connection with the purchase of Xnergy, Inc. and its subsidiary HVAC Controls, Inc. During the year ended December 31, 2012 the Company issued 1,185,389 shares of its common stock upon the conversion of $1,391,188 of debt. During the year ended December 31, 2012 the Company received $1,208,008 from subordinated promissory notes payable. The notes accrue interest at 10% per annum, are unsecured and are due from 6 months to 5 years from the date of issuance. The Company repaid $534,312 and $776,481 of promissory notes payable during the years ended December 31, 2013 and 2012. The Company has no promissory notes payable as of December 31, 2013.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The contracts bear interest at an average interest rate of approximately 5% per annum, are secured by the vehicles. The composition of these automobile contracts  payable are summarized in the table below:

Amount of Principal Payments Due
2014	$4,476
2015	-
2015	-
2017	-
2018	-
Thereafter	-
Total	$4,476

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 16 - ACQUISITION OF SUBSIDIARIES

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

Purchase Price	Shares	Price	Total
Castrovilla	1,011,095	$1.90	1,921,081
Humitech	267,857	$1.90	508,928
Cash			150,000
Total Purchase Price			$2,580,009
Assets at Fair Value
Cash			$466,620
Accounts receivable			325,199
Inventory			150,627
Property and equipment			53,088
Other assets			115,804
Distributorship and customer base			2,458,250
Total Assets			$3,569,588
Liabilities Assumed at Fair Value
Accounts payable and accrued expenses			$414,314
Notes payable			575,265
Cash			150,000
Equity			2,430,009

Total Liabilities and Equity			$3,569,588

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 16 - ACQUISITION OF SUBSIDIARIES (Continued)

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

In the event that Castrovilla Inc.'s EBITDA during the Lock-up Period is less than the budgeted amount of $722,000 of EBITDA per year for each of the years ended December 31, 2012 and 2013, the $1.68 per share guaranteed price shall be decreased by the same percentage decrease that EBITDA is below the projected $722,000 of EBITDA.  All of such calculations will be in accordance with GAAP and derived from the Company’s reviewed financial statements for the first three fiscal quarters of the fiscal year and audited financial statements for the full year. The targeted EBITDA for the 12-month period from July 1, 2011 to June 30, 2012 is $722,000, or $180,500 per quarter (the quarterly rate of $180,500 is a constant for each quarter through to the end of the Lock-up/Guarantee period).  Therefore, the Targeted EBITDA for the 12-months ended December 31, 2011, was $722,000. The targeted EBITDA for each subsequent 12 month period shall be $722,000, which shall be compared to the actual performance for the most recent 12 month reporting period as illustrated above and multiplied times $1.68 to arrive at the guaranteed share price, if any. These targeted amounts may be reduced if a majority of the Board of Directors agree on budget changes which require an acceleration of expenses thereby affecting a current year’s budgeted EBITDA. No adjustment in the targeted amounts for guarantee purposes will be made.

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

Xnergy had an alternative energy project pipeline opportunity of approximately $585 million. The projects are all located in California and the target clients are those that have a premium credit rating and have large energy needs. These candidates include hotels/casinos, industrial manufacturing, life sciences, telecommunications, medical, churches, pharma and public facilities. The $585 million alternative energy project pipeline is comprised of designing, building, implementing and servicing three cutting-edge alternative energy technologies: Solar PV, Geothermal and Fuel Cells, all of which is subject to obtaining project financing.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 16 - ACQUISITION OF SUBSIDIARIES (Continued)

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

Pro forma Condensed Consolidated Statement of Operations

December 31,
2011
Revenues	$8,682,109
Net Loss	$(7,244,198)

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 16 - ACQUISITION OF SUBSIDIARIES (Continued)

IPS Power Engineering, Inc.

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

The purchase resulted in a construction in progress asset of $44,029,229.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
IPS Power Engineering, Inc. and Global Renewal Energy Group, Inc.	15,500,000	$2.84	$44,035,500
Assets at Fair Value
Cash			$ 2,733
Accounts receivable			2,500
Prepaid expenses			665
Property and equipment			3,725
Construction in progress			44,029,229
Total Assets			$44,038,852

Liabilities Assumed at Fair Value
Accounts payable and accrued expenses			$3,352
Equity			44,035,500

Total Liabilities and Equity			$44,038,852

The Company has recognized revenues of $11,444 for the year ended December 31, 2013 for IPS and GREG. The Company has recognized a net loss $319,931 for the year ended December 31, 2013 for IPS and GREG.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 16 - ACQUISITION OF SUBSIDIARIES (Continued)

Intelligent Power, Inc.

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

The purchase resulted in a patent and technology asset of $4,147,832.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
Intelligent Power, Inc.	1,383,400	$2.88	$3,984,192
Assets at Fair Value
Cash			$911
Prepaid expenses			2,000
Property and equipment			3,464
Patent costs			48,442
Technology			4,147,832
Total Assets			$4,202,649
Liabilities Assumed at Fair Value
Accounts payable			$14,600
Accrued liabilities			203,857
Equity			3,984,192
Total Liabilities and Equity			$4,202,649

The Company has recognized revenues of $-0- for the year ended December 31, 2013 for IP. The Company has recognized a net loss $556,775 for the year ended December 31, 2013 for IP.

Millennium Power Solutions, LLC

As of August 23, 2013, the Company, together with its wholly-owned subsidiary MPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) Millennium Power Solutions LLC (“MPS”) and the Key Members of MPS (the “Acquisition”). MPS designs and manufactures intelligent, digital, rechargeable battery products and backup systems with twice the energy of lead acid batteries in a smaller space.  The environmentally friendly product is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  The initial, patent pending, intelligent Battery Backup System designed and manufactured by MPS was created for signalized intersections when loss of utility power occurs.  The UltraPower Stealth Battery Backup System (UPStealthTM ) can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems.  Pursuant to the terms of the Agreement, an aggregate of 3,694,811 shares of the Company’s common stock (the “Merger Consideration”) was issued to the former members of MPS (the “Members”).  In addition, the principals of MPS are entitled to receive a per-year earn-out equal to ten (10%) percent of the profits of MPS as a separate wholly-owned subsidiary of the Company payable in shares of the Company’s common stock valued at the then current fair market value.  The earn-out is limited to a five year period and has an aggregate cap of $3,572,199. At the closing the stockholders exchanged 100% of the outstanding membership interests of MPS for the Merger Consideration. Through the Agreement, MPS Acquisition Corp. was merged with and into MPS, with MPS as the surviving entity, in accordance with the Oregon Business Corporations Act.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 16 - ACQUISITION OF SUBSIDIARIES (Continued)

Purchase Price	Shares	Price	Total
Millennium Power Solutions, LLC	3,694,811	$2.95	$10,899,692
Assets at Fair Value
Cash			$531,460
Receivables			35,019
Inventory			113,138
Property and equipment			203,756
Battery technology			10,039,872
Total Assets			$10,923,245
Liabilities Assumed at Fair Value
Accounts payable			$21,894
Accrued liabilities			1,659
Equity			10,899,692
Total Liabilities and Equity			$10,923,245

The Company has recognized revenues of $107,253 for the year ended December 31, 2013 for MPS. The Company has recognized a net loss $236,014 for the year ended December 31, 2013 for MPS.

The table below presents, on a retroactive basis the condensed consolidated statements of operations for the periods presented to include the operations of IPS, GREG, IP and MPS.  In the above referenced acquisitions IPS, GREG, IP and MPS were not considered the predecessor for accounting purposes.  The pro forma condensed consolidated statements of operations are presented below for comparative purposes and to provide additional information and disclosure.

Pro forma Condensed Consolidated Statement of Operations

December 31,
2013
Revenues	$10,466,736
Net Loss	$(26,615,595)

NOTE 17 - OPERATING SEGMENTS

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

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 2: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the years ended December 31, 2013,  2012 and 2011:

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 17 - OPERATING SEGMENTS (Continued)

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
December 31, 2013
Revenues	$3,366,037	$6,656,828	$282,871	$10,305,736
Cost of sales	1,537,749	5,534,754	93,961	7,166,464
Operating expenses	2,782,819	3,052,414	22,662,729	28,497,962
Other income (expense)	(29,191)	(1,697)	112,425	81,537
Net income (loss)	$(983,722)	$(1,932,037)	$(22,361,394)	$(25,277,153)
Total assets	$915,612	$6,610,949	$78,904,205	$86,430,766

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
December 31, 2012
Revenues	$3,444,821	$5,022,144	$-	$8,466,965
Cost of sales	2,153,694	3,456,142	-	5,609,836
Operating expenses	2,322,778	2,531,521	9,313,590	14,167,889
Other (expense)	(34,023)	12,466	1,691,739	1,670,182
Net income (loss)	$(1,065,674)	$(953,053)	$(7,621,851)	$(9,640,578)
Total assets	$865,746	$3,713,170	$10,368,030	$14,946,946

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
December 31, 2011
Revenues	$3,861,534	$1,052,584	$-	$4,914,118
Cost of sales	1,593,299	966,246	-	2,559,545
Operating expenses	2,837,083	1,022,834	11,644,687	15,504,604
Other (expense)	(39,519)	(7,589)	(803,209)	(850,317)
Net income (loss)	$(608,367)	$(944,085)	$(12,447,896)	$(14,000,348)
Total assets	$1,281,437	$1,518,422	$11,282,926	$14,082,785

NOTE 18 - DISCONTINUED OPERATIONS

On January 24, 2014, the Company entered into an Acquisition Agreement (the Agreement).  Pursuant to the Agreement, the buyers purchased from the Company, all of the issued and outstanding common stock of HVAC Controls Specialties, Inc. (HVAC), its wholly-owned subsidiary.  The purchase price for HVAC was $160,000 to be paid as follows: $40,000 for the release of accrued compensation, $30,000 for the assumption of the debts of HVAC and $90,000 in the form of a promissory note. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of HVAC as discontinued.

Revenues of the discontinued operations were $2,252,245, $1,499,108 and $405,059 during the years ended December 31, 2013, 2012 and 2011, respectively.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 19 - SUBSEQUENT EVENTS

Issuances of Common Stock

On January 2, 2014 the Company issued 150,000 shares of its common stock to consultants for services valued at $2.53 per share. On January 16, 2014 the Company issued 135,520 shares of common stock upon the conversion of 12,100 shares of its Series C preferred stock and accrued dividends of $38,356. On January 17, 2014 the Company issued 100,000 shares upon the exercise of warrants for cash of $1,000. On January 29, 2014 the Company issued 89,600 shares of common stock upon the conversion of 8,000 shares of its Series C preferred stock and accrued dividends of $16,552. On February 3, 2014 the Company issued 33,600 shares of common stock upon the conversion of 3,000 shares of its Series C preferred stock and accrued dividends of $17,217. On February 12, 2014 the Company issued 50,000 shares of its common stock to consultants for services valued at $2.63 per share. On February 13, 2014 the Company issued 56,000 shares of common stock upon the conversion of 5,000 shares of its Series C preferred stock and accrued dividends of $17,275.  On February 18, 2014 the Company issued 25,090 shares of its common stock to a consultant for services valued at $2.69 per share. On February 19, 2014 the Company issued 62,264 shares upon the exercise of warrants per the terms of the consulting agreement.

On January 31, 2014, the Company entered into a two-year employment agreement with Donald R. Kendall, Jr. which shall be automatically extended for one-year periods unless terminated by either party on at least thirty (30) days’ prior written notice.  There is no specific time requirement under the contract. Mr. Kendall is being compensated at the rate of $120,000 per annum.  He received an aggregate of 1,300,000 stock options under his employment contract (plus 200,000 shares for his personal goodwill) exercisable at $2.00, the fair market value of the Company’s common stock, when the purchase price was agreed to on December 4, 2013.  The Company agreed to negotiate in good faith success fees for transactions he introduces or for which Kendall is actively involved.  Mr. Kendall is entitled to a year’s severance pay, plus earned bonuses if his contract is terminated by him for good reason (as defined) or if he is terminated without cause (as defined).  Kendall is subject to a non-compete and non-solicitation for the longer of the period he is employed by the Company or for two years from the execution of his employment agreement.

Acquisitions

On February 12, 2014 the Company issued an aggregate of 1,750,000 shares of its common stock (including 1,725,000 shares for personal goodwill) to acquire all of the outstanding shares of Kenmont Solutions Capital GP, LLC a company owned by Donald Kendall, Jr. Thereupon the Company formed Blue Earth Capital, Inc. to operate as its finance raising subsidiary. The shares were valued at $2.63 per share.

Dispositions

The above-described sale of HVAC was completed effective January 24, 2014.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc.(6)
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC(8)
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc.(7)
3.1	Articles of Incorporation(15)
3.2	Bylaws(5)
3.3	Certificate of Designations and Preferences for Series A Convertible Preferred Stock (9)
3.4	Certificate of Designation and Preferences for Series B Convertible Preferred Stock (15)
3.5	Certificate of Designation and Preferences for Series C Convertible Preferred Stock (28)
4.1	Specimen Stock Certificate(11)
4.2	Form of Performance Warrant(14)
10.1	Form of Subscription Agreement(1)
10.3	Form of Registration Rights Agreement(1)
10.4	Form of Lockup Agreement(1)
10.5	Form of Placement Agent Warrant(1)
10.6	Form of Directors and Officers Indemnification Agreement(1)
10.7	Blue Earth, Inc. 2009 Equity Incentive Plan(8)
10.8	Form of 2009 Incentive Stock Option Agreement(1)
10.9	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.10	Consulting Agreement, dated May 11, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.11	Amendment to Consulting Agreement, dated October 20, 2009, between Genesis Fluid Solutions and Liviakis Financial Communications, Inc.(1)
10.12	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas.(6)
10.13	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis.(6)
10.14	Form of Series C Funding Warrant dated December 31, 2010.(11)
10.15	Form of Class B Funding Warrant.(11)
10.16	Form of Class C Funding Warrant.(11)
10.17	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees.(11)
10.18	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (11)
10.19	Warrant issued to Liviakis Financial Communications, Inc. as of December 21, 2010.(11)
10.20	Warrant issued to Laird Cagan dated February 24, 2011. (11)
10.21	Consulting Agreement dated February 24, 2011 by and between Cagan MacAfee Capital Partners, LLC and Blue Earth, Inc. (11)
10.22	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (7)
10.23	Lock-Up Agreement, dated as of December 30, 2010, by and among John Pink, Adam Sweeney and Humitech of Northern California, LLC, Castrovilla Inc. and Blue Earth, Inc.(7)
10.24	Guaranty Agreement, dated as December 29, 2010, by and among John Pink, Adam Sweeney, Castrovilla Energy and Blue Earth, Inc.(7)

Exhibit No.	Description
10.25

Termination and Release Agreement dated as of October 1, 2010 by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd., Michael Hodges and Sichenzia Ross Friedman Ference LLP. (11)

10.26	Form of Subscription Agreement issued in 2011 Preferred Stock Offering (9)
10.27	Form of Series C Warrant issued in 2011 Preferred Stock Offering (9)

10.28	Finance Agreement, dated as of December 19, 2011, by and between Blue Earth, Inc. and US Energy Affiliates, Inc.(10)
10.29	Capital Stock Purchase and Lease Agreement.(13)
10.30	Promissory Note, issued by the Company to Jeff Gosselin, in the principal amount of $1,357,358.41.(13)
10.31	Mutual Hold Harmless and Indemnification Agreement.(13)
10.32	Purchase and Sale Agreement dated as of July 26, 2012, by and between White Horse Energy, LLC, as Seller and Blue Earth, Inc. as Buyer. (16)
10.33

Settlement Agreement and Release of Claims effective on July 30, 2012, by and between SwitchGenie, LLC (d/b/a Logica Lighting Controls, LLC), Blue Earth, Inc., Blue Earth Energy Management, Inc., James F. Loughrey and Kaye Loughrey. (16)

10.34	Non-Exclusive License and Supply Agreement made July 30, 2012 by and among Logica Lighting Controls, LLC (formerly SwitchGenie LLC), James F. Loughrey, and Blue Earth, Inc. (16)
10.35	Secured Promissory Note dated October 30, 2012 to Laird Q. Cagan.(17)
10.36	Independent Consulting Agreement dated November 6, 2012 by and between Blue Earth, Inc. and Laird Cagan.(18)
10.37	Secured Promissory Note dated December 12, 2012 from the Company to Laird Cagan.(20)
10.38	Security Agreement dated as of December 12, 2012 from Blue Earth to Laird Cagan.(20)
10.39	Common Stock Purchase Warrant dated as of December 12, 2012 from Blue Earth to Laird Cagan. (20)
10.40	Credit Facility Agreement, dated as of January 31, 2013 and effective February 22, 2013, by and among the Company, the Lender and the Subsidiaries.(21)
10.41	Revolving Line of Credit Note, issued by the Company and the Subsidiaries to the Lender, issued as of January 31, 2013 and effective February 22, 2013.(21)
10.42	Employment Agreement between Blue Earth and Robert Potts dated as of May 16, 2013. (22)(30)
10.43	Employment Agreement between Blue Earth and Brett Woodard dated as of May 16, 2013 (22)(30)
10.44	Agreement and Plan of Merger by and between the Company and IPS Power Engineering Inc. dated as of July 15, 2013. (23)(29)
10.45	Agreement and Plan of Merger by and between the Company and Intelligent Power dated as of July 23, 2013.(24)(29)
10.46	Agreement and Plan of Merger dated as of August 23, 2013 by and between the Company and Millennium Power Solutions LLC. (25)(29)
10.47	Strategic Agreement dated as of August 30, 2013, by and among the Company and New Generation Power LLC & Telesun Solar U.S.A., Ltd. (26)(30)
10.48	Notice of Redemption (27)
10.49	Form of Series C Preferred Stock Subscription Agreement (28)
10.50	Form of Class A Warrant issued in connection with Series C Preferred Stock Offering (28)
10.51	Lease dated December 20, 2011 by and between the Company & CJ3, LLC for Xnergy office
10.52	Employment Agreement dated May 16, 2013 between Blue Earth and Ray Lundberg (30)
10.53	Consulting Agreement dated July 15, 2013 by and between Blue Earth and Broadway Family Group LLC (30)
10.54	Consulting Agreement dated July 15, 2013 by and between Blue Earth and Green Planet Consultants LLC (30)
10.55	Blocking Amendment dated June 20, 2013 by and between the Company and David Lies
10.56	Promissory Note dated as of October 30, 2013 from David Lies to the Company
10.57	Pledge Agreement dated as of October 30, 2013 from David Lies to the Company
10.58	Strategic Agreement dated as of October 10, 2013 by and among New Generation Power, LLC, Blue Earth, Inc. and Talesun Solar USA, Ltd. (30)
10.59	Promissory Note dated February 22, 2013 from Blue Earth , Inc. to Laird Q. Cagan

Exhibit No.	Description
10.60	Employment Agreement dated January 31, 2014 by and between Blue, Earth, Inc. and Donald R. Kendall, Jr. (32)
10.61	Equity Exchange Agreement dated January 31, 2014 by and among Blue Earth, Inc., Kenmont Solutions Capital GP, LLC and Donald R. Kendall, Jr. (32)
10.62	Sale of Goodwill Agreement dated as of January 31, 2014 by and between Blue Earth, Inc. and Donald R. Kendall, Jr. (32)
16.1	Letter from Davis Accounting Group P.C. (12)
21.1	List of Subsidiaries (31)
*23.1	Consent of HJ & Associates, LLC.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
*32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

101INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on April 15, 2010.

(5) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 29, 2010.

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

(11) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 10-K for March 31, 2010 filed on March 31, 2010

(12) Incorporated herein by reference to the copy of such document included as Exhibit 16.1 to our Current Report on Form 8-K filed on January 28, 2010.

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

(19) INTENTIALLY OMITTED

(20) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K/A Amendment NO. 1 filed on December 20, 2012.

(21) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 28, 2013.

(22) Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for May 16, 2013 filed on May 22, 2013.

(23) Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for July 15 2013 filed on July 19, 2013.

(24) Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for July 24, 2013, filed on July 29, 2013.

(25)  Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for August 23, 2013, filed on August 29, 2013.

(26) Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for August 30, 2013, filed on September 5, 2013.

(27)  Incorporated by reference to the copy of such document included as an Exhibit to a Current Report on Form 8-K for October 7, 2013, filed on October 7, 2013.

(28)  Incorporated by reference to the copy of such document included as an exhibit to Amendment No. 1 to a Current Report on Form 8-K for July 3, 2013, filed on January 9, 2014.

(29)  The schedules to this exhibit have not been filed with this registration statement as they contain due diligence information which the Registrant does not believe is material to an investment decision and which is otherwise described in the Registration Statement.  Summaries of the information have been included and the Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

(30)  Certain information in the schedules and exhibits to this exhibit has been omitted and confidential treatment has been requested.

(31)  Filed with Amendment No. 1 to this Registration Statement on December 13, 2013.

(32)   Incorporated by reference to the copy of such documents included as an Exhibit to our Current Report on Form 8-K for January 31, 2014, filed on February 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 3rd day of March, 2014.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	March 3, 2014
Laird Q. Cagan

/s/ Johnny R. Thomas	Chief Executive Officer and Director	March 3, 2014
Johnny R. Thomas	(Principal Executive Officer)

/s/ Brett Woodard	Chief Financial Officer (Principal	March 3, 2014
Brett Woodard	Financial and Accounting Officer)

/s/ Robert Potts	President, Chief Operating Officer	March 3, 2014
Robert Potts	and Director

/s/ Governor William Richardson	Director	March 3, 2014
Governor William (Bill) Richardson

/s/ Michael W. Allman	Director	March 3, 2014
Michael W. Allman

/s/ James A. Kelly	Director	March 3, 2014
James A. Kelly

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.