Form 10-K/A
period 2013-12-31
Blue Earth, Inc.
filed 2014-04-11
CIK 1422109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

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

D. Jason Davis, as CEO of Xnergy, and Joseph Patalano as COO of Xnergy, entered into five-year employment agreements with the Company.  Their employment agreements included a bonus plan based upon sharing a percentage of earnings above certain minimum thresholds for the three fiscal years ending December 31, 2013,  none of which were met.   As of February 17, 2014, Messrs. Davis and Patalano ceased to be officers, employees and directors of Xnergy and entered into a consulting agreement with the Company and the bonuses have been eliminated. They will focus their business time on project development, rather than construction of projects.  They will be paid a percentage of gross profits on projects they develop. The 500,000 shares held in escrow under the original acquisition were released pursuant to the terms of an amended lock-up agreement. The 566,400 warrants held by Davis and 83,600 warrants held by Patalano were vested and the exercise price was reduced from $1.16 per share to $0.60 per share.  The non-competition and non-solicitation agreement for Davis and Patalano extend until two years after voluntary separation from employment. All Xnergy employees, other than Messrs. Davis and Patalano, are eligible to participate in the Company’s employee stock option plan.  Certain key employees, selected by Jason Davis, received a total 66,667 shares issuance based on a formula of years of services and salary and restricted shares of the Company’s Common Stock.

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

Revenues

We recognized $10,305,736 revenue for the twelve months ended December 31, 2013, as compared to $8,466,965 for the twelve months ended December 31, 2011. Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales from our wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products.  During 2013, Castrovilla’s sales ($3,366,037) for the twelve months accounted for 32.7% of total revenues, while Xnergy’s sales accounted for 64.6% ($6,656,828) most of which is EPC work on solar projects and other sales accounted for 2.7% ($282,871). During 2012, Castrovilla’s sales ($3,444,821) for the twelve months represented 40.7% of total revenues while Xnergy’s sales accounted for 59.3% ($5,022,144). Now that management has secured project financing, the Company’s revenues in 2014 should exceed 2013 revenues. These expected revenues will be realized upon the completion of the cogeneration projects under contract with Blue Earth CHP.

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

NOTE 6 - INTANGIBLE ASSETS

The major classes of assets as of December 31, are as follows:

	2013	2012	2011
Castrovilla customer base	$2,458,250	$2,458,250	$2,458,250
Xnergy customer base	9,137,225	9,137,225	9,137,225
Intelligent Power patents	4,147,832	-	-
Millenium Power battery technology	10,039,872	-	-
Other	74,914	74,914	74,914
Total	25,858,093	11,670,389	11,670,389
Accumulated amortization	(6,037,513)	(3,419,894)	(1,100,799)
Net	$19,820,580	$8,250,495	$10,569,590

The Company recorded amortization expense of $2,617,618, $2,342,178 and $1,100,798 during the years ended December 31, 2013, 2012 and 2011, respectively. Annual amortization expense will be $3,153,666 through 2016 when it will fall to $834,571 through 2030.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 7 - OTHER RECEIVABLES

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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DECEMBER 31, 2013, 2012 and 2011

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

There were no changes in the valuation techniques during the years ended December 31, 2013 and December 31, 2012. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - STOCKHOLDERS’ EQUITY

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

DECEMBER 31, 2013, 2012 and 2011

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

DECEMBER 31, 2013, 2012 and 2011

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

DECEMBER 31, 2013, 2012 and 2011

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 11 - INCOME TAXES

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

NOTE 11 - INCOME TAXES (Continued)

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

NOTE 12 - CONCENTRATION OF CREDIT RISK

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

NOTE 13 - CONSTRUCTION IN PROGRESS

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

NOTE 14 - RELATED PARTY TRANSACTIONS

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

NOTE 15 - ACCRUED EXPENSES

A summary of accrued expenses as of December 31, are as follows:

	2013	2012	2011
Sales Tax Payable	$11,802	$95,104	$178,224
Credit Cards Payable	85,015	173,263	181,318
Accrued Interest Payable	188,419	57,187	-
Payroll Taxes Payable	11,852	155,464	19,348
Other	125,368	32,396	8,000
Total	$422,456	$513,414	$386,890

NOTE 16 - LONG TERM DEBT

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

NOTE 17 - ACQUISITION OF SUBSIDIARIES

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

DECEMBER 31, 2013, 2012 and 2011

NOTE 17 - ACQUISITION OF SUBSIDIARIES (Continued)

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

DECEMBER 31, 2013, 2012 and 2011

NOTE 17 - ACQUISITION OF SUBSIDIARIES (Continued)

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 17 - ACQUISITION OF SUBSIDIARIES (Continued)

IPS Power Engineering, Inc.

As of July 15, 2013, the Company, together with its wholly-owned subsidiary IPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) dated as of July 15, 2013, with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “Acquisitions”). IPS is an EPCM company (engineering, procurement, construction and management) and GREG is an affiliated renewable energy company, which companies specialize in the combined heat and power (“CHP”) alternative energy space.  The Company plans to build seven power plants and sell the thermal and electric power generated to one large customer and to local utilities through long-term power purchase agreements.  Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consists of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately but are subject to lock-up agreements; 150,000 Blue Earth shares issued as a finder’s fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares per Initial Project (as defined) on the date that each of the Initial Projects or substituted similar value as mutually agreed to by Blue Earth and IPS, commences producing commercial power.  The 10,500,000 Blue Earth shares will be released, pro rata, from escrow upon the commercial operation date of each Initial Project, however, subject to the terms and conditions of the Lock-Up Agreements. At the Closing the Stockholders exchanged 100% of the outstanding shares of IPS and GREG for the Merger Consideration. Through the Agreement, IPS Acquisition Corp. and GREG merged with and into IPS, with IPS as the surviving entity, in accordance with the Utah Revised Business Corporation Act.  IPS will be operated as a wholly-owned subsidiary of the Company. The common shares were valued at $2.84 per share for accounting purposes based upon the 10 day average closing price of the Company’s common stock preceding the closing of the transaction.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 17 - ACQUISITION OF SUBSIDIARIES (Continued)

Intelligent Power, Inc.

As of July 24, 2013 the Company, together with its wholly-owned subsidiary Intelligent Power Acquisition, Inc. simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”), with Intelligent Power, Inc. (“IP”), and the Stockholders of IP (the “Acquisition”). IP owns patented demand response, cloud based, real-time energy management technology.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of the Company’s Common Stock (the “Merger Consideration”) was issued to the former stockholders of IP (the “Stockholders”). At the Closing the Stockholders exchanged 100% of the outstanding shares of IP for the Merger Consideration. Through the Agreement, Intelligent Power Acquisition, Inc. merged with and into IP, with IP as the surviving entity, in accordance with the Oregon Business Corporations Act.  IP will be operated as a wholly- owned subsidiary of the Company. The common shares were valued at $2.88 per share for accounting purposes based upon the 10 day average closing price of the Company’s common stock preceding the closing of the transaction.

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

NOTE 17 - ACQUISITION OF SUBSIDIARIES (Continued)

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

The common shares were valued at $2.95 per share for accounting purposes based upon the 10 day average closing price of the Company’s common stock preceding the closing of the transaction.

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

Pro forma Condensed Consolidated Statement of Operations

December 31,
2013
Revenues	$10,466,736
Net Loss	$(26,615,595)

December 31,
2012
Revenues	$8,566,660
Net Loss	$(11,170,308)

NOTE 18 - OPERATING SEGMENTS

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

The Company has two principal operating segments: (1) construction of alternative energy facilities, and (2) energy efficiency remediation.  These operating segments were delineated based on the nature of the products and services offered.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 18 - OPERATING SEGMENTS (Continued)

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

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
December 31, 2013
Revenues	$3,366,037	$6,656,828	$282,871	$10,305,736
Cost of sales	1,537,749	5,534,754	93,961	7,166,464
Depreciation and amortization	517,973	1,888,059	339,094	2,745,126
General and administration	2,756,496	2,991,800	20,004,540	25,752,836
Other income (expense)	(29,191)	(1,697)	112,425	81,537
Net income (loss)	$(1,475,372)	$(3,759,482)	$(20,042,299)	$(25,277,153)
Total assets	$915,612	$6,610,949	$78,904,205	$86,430,766

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
December 31, 2012
Revenues	$3,444,821	$5,022,144	$-	$8,466,965
Cost of sales	2,153,694	3,456,142	-	5,609,836
Depreciation and amortization	511,981	1,876,904	143,788	2,532,673
General and administration	2,302,447	2,482,062	6,850,707	11,635,216
Other (expense)	(34,023)	12,466	1,691,739	1,670,182
Net income (loss)	$(1,557,324)	$(2,780,498)	$(5,302,756)	$(9,640,578)
Total assets	$865,746	$3,713,170	$10,368,030	$14,946,946

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
December 31, 2011
Revenues	$3,861,534	$1,052,584	$-	$4,914,118
Cost of sales	1,593,299	966,246	-	2,559,545
Depreciation and amortization	542,110	629,148	38,511	1,209,769
General and administration	2,786,623	1,022,834	10,505,378	14,294,835
Other (expense)	(39,519)	(7,589)	(803,209)	(850,317)
Net income (loss)	$(1,100,017)	$(1,553,233)	$(11,347,098)	$(14,000,348)
Total assets	$1,281,437	$1,518,422	$11,282,926	$14,082,785

NOTE 19 - DISCONTINUED OPERATIONS

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

NOTE 20 - SUBSEQUENT EVENTS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 11th day of April 11, 2014.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	April 11, 2014
Laird Q. Cagan

/s/ Johnny R. Thomas	Chief Executive Officer and Director	April 11, 2014
Johnny R. Thomas	(Principal Executive Officer)

/s/ Brett Woodard	Chief Financial Officer (Principal	April 11, 2014
Brett Woodard	Financial and Accounting Officer)

/s/ Robert Potts	President, Chief Operating Officer	April 11, 2014
Robert Potts	and Director

/s/ Governor William Richardson	Director	April 11, 2014
Governor William (Bill) Richardson

/s/ Michael W. Allman	Director	April 11, 2014
Michael W. Allman

/s/ James A. Kelly	Director	April 11, 2014
James A. Kelly

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.