Form 10-K/A
period 2013-12-31
Blue Earth, Inc.
filed 2014-05-01
CIK 1422109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

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

Item 1. Business.

Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. The Company built and owned a 500,000 watt solar powered facility on the Island of Oahu, Hawaii, which it recently sold (see below) and has also built, operates and manages seven solar powered facilities in California and is designing and permitting numerous other projects. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services offered include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), combined heat and power (“CHP”) or on-site cogeneration and fuel cells. Although the Company has a limited operating history and limited revenues in comparison to the size of the projects it has undertaken, as a result of the Company’s acquisitions, it is fully staffed with experienced personnel who have previously built many larger complex power plants.  As discussed below under “Corporate Strategy - CHP or Cogeneration” our first CHP power plant is expected to be completed in August 2014 with power revenues commencing soon thereafter.

We will build, own, operate and/or sell the power plants or build them for the customer to own. As we continue to expand our core energy services business as an independent power producer we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term power purchase agreements to utilities, and long-term take or pay contracts to our industrial customers. The Company also finances alternative and renewable energy projects through industry relationships.

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

Proprietary technologies owned by the Company are the PeakPower® System (PPS) and the UPStealth™ System. The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning in thousands of facilities such as super markets and food processing, restaurants and C-stores, drug and discount stores.  Blue Earth EPS currently has several energy management systems operational in grocery stores.  Revenues are expected to ramp up commencing in mid-2014, as the Company is making some system changes before a major commercial roll out in 2014. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, scheduled and costly service calls.

The patent pending UPStealth™ energy power solution (EPS) Management believes, based on its knowledge of the industry, is the only energy efficient, intelligent digital battery backup management system that was designed to power signalized intersections during loss of utility power.  This system has been tested, approved and installed in several cities and municipalities throughout the United States.  UPStealth™ is designed as an alternative to lead-acid battery backup systems, enabling the Company’s business unit, Blue Earth EPS, to provide its customers with an environmentally friendly product that is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  The UPStealth™ battery backup management system can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems. Compared to lead-acid battery backup systems, our innovative UPStealth™ energy power solution’s cost of ownership is less, requires less maintenance, performs several years longer, and eliminates costly hazardous disposal issues. We also offer a finance program, which allows cities and municipalities to replace existing systems without capital expenditures.

There are several other market verticals where we believe both our proprietary technologies can be applied, separately, or in combination, as a viable, cost effect solution. Examples include: services for data centers, oil and natural gas wells, remote cell towers, risk management services, and demand response systems to decrease energy usage during peak load pricing periods charged by utilities.

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

1)

CHP or Cogeneration:   Our business model is to construct and own, on a customer’s site under a long term lease, CHP or cogeneration systems, selling the thermal power to the customer and the electricity to the customer and the utility grid under long term power purchase agreements (PPAs). We have targeted large companies within the food-processing sector. To date, the Company has signed a  letter of intent with a large U.S. and international protein provider to design, build and operate seven (7) CHP plants.  We have invested significant revenues into the feasibility and permitting of these projects, have designed and ordered equipment for these projects and are negotiating and finalizing the various operating contracts.  The PPA agreements with our customers will be on a take or pay basis at a guaranteed discount rate from what they currently pay to their local utility providers. To date, Blue Earth CHP has received limited revenue from engineering work done for a large food processor.  Revenues from the sale of electricity generated, which is the foundation of this business unit, are expected to commence in the third quarter of 2014, when the first power plant is scheduled to be completed. The Company raised adequate equity to build this first power plant through its $12 million warrant exercise in November of 2013. In December 2013, the Company ordered generators, costing approximately $6.1 million for two power plants for which the total cost is expected to be approximately $17 million.  The Company is making the equipment installment payments and construction costs from cash on hand, while selecting among several project debt financing options.  The Company will install, own and operate the systems at two food-processing facilities selling thermal and electric power to the customer and the local utility under 20 year power purchase agreements, none of which have been signed.  The units are modular, so construction is primarily assembly that is expected to be completed with power revenues commencing in or about August of 2014. In March 2014, the Company ordered generators costing approximately $17.6 million for three power plants, for which the total cost is expected to be approximately $67 million.  These facilities are expected to be operational in the fourth quarter of 2014.  Although these are the Company’s first CHP power plants, Blue Earth team members have extensive experience building many, larger, more complex CHP power plants with prior employers. The Company also employs large engineering companies for selected engineering and procurement activities as budgeted and planned.

2)

Solar EPC:  Our strategy is to joint venture with under-financed solar developers in order to gain EPC gross margins that exceed the 8-12% common within the industry.  The Company is currently constructing 27 solar projects in Hawaii, has recently constructed seven (7) solar projects in California, and is designing and permitting numerous other projects.  Our joint venture agreement with NGP and Talesun contractually commits them to use the Company exclusively as an EPC for over 150 MW of solar project construction.  Under the terms of the joint venture agreement, the Company invested $2.0 million in cash and signed a promissory note for $4.5 Million.  The 150 MW of committed projects represent approximately a $300 million “pipeline” (as defined herein) of solar work as provided in the joint-venture Agreement with a contracted 20% gross margin on a cost plus basis. It is possible that the Company may reduce the gross margin in some select cases to accelerate conversion of pipeline to backlog, as defined below.  Projects that have not yet been funded are considered to be “pipeline.”  It is only when project financing is arranged that projects are moved from pipeline to backlog. The Company has not generated any revenues, to date, from the joint venture.

Historically, the Company’s pipeline for acquisition was large and generally not realized for various reasons, including site control, permitting, engineering, interconnect, regulatory and an inability to obtain project financing.  Specifically, the $585 million pipeline announced in September 2011 in connection with the Company’s acquisition of Xnergy, Inc. included in excess of 60 projects, which were not converted into significant revenues for all of the different reasons as described above and no longer exists.  However, the Company’s new solar management team has significant experience in converting pipeline into backlog and completing projects and is focused on converting the current $300 million pipeline originating from the joint-venture projects and other projects under development by the Company into revenues.

3)

EE/Technology: Our historical EE business has focused on installing lighting, refrigeration and HVAC equipment for our customers, which, based on Management's knowledge of the industry, we believe can reduce our customer’s costs by 25-60%.  We based our projected savings on our having provided energy efficiency services to approximately 11,000 small to medium sized commercial customers.  The Company has verified these savings through its monitoring of customer electricity bills and by using energy monitoring equipment that measures energy consumption between the old equipment and the new more effective energy efficient equipment.  We anticipate cross-selling to our larger CHP food processor customers. Our two recent technology acquisitions provide us proprietary intelligent battery technology and low cost, cloud based energy management systems that are expected to give us a competitive edge with our commercial customers. The technology will be added to our proprietary Keep Your Cool™ utility program that has been accepted by 20 West Coast utilities, which is expected to facilitate the roll out of our utility program across the United States.

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

Effective January 24, 2014, the Company sold HVAC Controls and Specialties to George Todd Peterson, its former owner who was a key employee during the Company’s ownership of such subsidiary The HVAC business unit was geographically isolated from the remainder of the energy efficiency and technology business units and was not expected to make significant contributions to the revenue growth of the Company as the larger projects of Blue Earth CHP and Blue Earth Solar units ramp up. The purchase price is $160,000, consisting of $70,000 of forgiveness of debt to buyer and buyer’s promissory note to the Company for $90,000. The note bears interest at 6% per annum. It is payable in monthly payments of $1,757.10 over a five (5) year period, due March 1, 2019.  The Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of HVAC, as discontinued.  Accordingly, revenues for the discontinued operations have been eliminated and there will be no effect on the Company’s financial statements for 2014.

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

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013, which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for approximatly 150 MW of projects over the next 20 months. EPC contracts have been signed for several projects, but project financing has not occurred; therefore, they are still considered pipeline. The Company loaned NGP $2,000,000, which was collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP will contract with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects.

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

Xnergy Plan of Merger

Pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Plan”), the Company purchased all of the capital stock of Xnergy for a Purchase Price of $15,012,010.  The Company issued to the two shareholders of Xnergy, D. Jason Davis and Joseph Patalano (the “Xnergy Stockholders”) an aggregate of 4,500,000 shares of restricted Common Stock, valued at $3.00 per share in the merger agreement. The Company also assumed payment to a former stockholder of the unpaid balance of $1,415,088 for his shares which was paid in full when the former stockholder elected to convert the note into equity.

D. Jason Davis, as CEO of Xnergy, and Joseph Patalano as COO of Xnergy, entered into five-year employment agreements with the Company. Their employment agreements included a bonus plan based upon sharing a percentage of earnings above certain minimum thresholds for the three fiscal years ending December 31, 2013,  none of which were met.  As of February 17, 2014, Messrs. Davis and Patalano ceased to be officers, employees and directors of Xnergy and entered into a consulting agreement with the Company and the bonuses have been eliminated. They will focus their business time on project development, rather than construction of projects. They will be paid a percentage of gross profits on projects they develop.   All of their shares are subject to a new lock up/leak out agreement, which will result in the 500,000 escrowed shares being released from escrow over a nine month period. Mr. Davis is permitted to sell 10,000 shares per week and Mr. Patalano is permitted to sell 3,000 shares per week through the nine month period. The 566,400 warrants held by Mr. Davis and 83,600 warrants held by Mr. Patalano were vested and the exercise price was reduced from $1.16 per share to $0.60 per share. The non-competition and non-solicitation agreement for Davis and Patalano extend until two years after voluntary separation from employment. All Xnergy employees, other than Messrs. Davis and Patalano, are eligible to participate in the Company’s employee stock option plan.  Certain key employees, selected by Jason Davis, received a total 66,667 shares issuance based on a formula of years of services and salary and restricted shares of the Company’s Common Stock.

Fiscal 2013 Acquisitions

We have continued to expand our comprehensive energy solutions business through the strategic acquisitions of IPS Power Engineering Inc. (“IPS”), Intelligent Power Inc.(“IP”) and Millennium Power Solutions LLC (“MPS”), during the third quarter of 2013.  Our acquisition of IPS, whose operations are now conducted under our Blue Earth CHP division, expands our alternative energy services offerings to private sector commercial customers including upgrades to a facility’s energy infrastructure and the design, construction, operation and maintenance of smaller-scale combined heat and power or CHP energy power plants.  IP, whose operations are conducted through our Blue Earth PPS division, developed our patented PeakPower® energy management system, which enables us to offer our utility customers and our small to medium-sized commercial and industrial customers a turnkey solution that helps them achieve their respective energy reduction goals.   MPS, whose operations are conducted through our Blue Earth EPS division, developed our proprietary UPStealth™ battery backup system, which we believe based on Management’s knowledge of the industry, is the only lead-acid free, energy efficient, intelligent digital battery backup system designed to power signalized traffic intersections during loss of power.

IPS Power Engineering Acquisition - under our Blue Earth CHP division

On July 15, 2013 Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “IPS Acquisition”). IPS is operated as a wholly owned subsidiary of Blue Earth under our Blue Earth CHP division. Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consisted of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately, but are subject to lock-up agreements; 150,000 Blue Earth shares issued as finders’ fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares on the dates that the CHP or co-generation power plants as mutually agreed to by Blue Earth and IPS, commence producing commercial power.

Intelligent Power Acquisition - under our Blue Earth PPS division

On July 24, 2013 Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with Intelligent Power, Inc. (“IP”), and the Stockholders of IP (the “IP Acquisition”).  IP is operated as a wholly-owned subsidiary of Blue Earth under our Blue Earth EPS division.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of Blue Earth Common Stock was issued to the former stockholders of IP.  The Merger Consideration was based on the ten-day average closing price of $2.88 for Blue Earth shares through June 8, 2013 when the agreement in principle was reached.

Millennium Power Solutions Acquisition - under our Blue Earth EPS division

On August 23, 2013, Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with Millennium Power Solutions, LLC (“MPS”) and the Key Members of MPS (the “MPS Acquisition”).  MPS is operated as a wholly- owned subsidiary of Blue Earth under our Blue Earth EPS division.  Pursuant to the terms of the Agreement, an aggregate of 3,694,811 shares of Blue Earth Common Stock was issued to the former members of MPS. In addition, the principals of MPS shall be entitled to receive a per-year earnout equal to ten (10%) percent of the profits of MPS as a separate wholly-owned subsidiary of Blue Earth payable in Blue Earth shares of Common Stock valued at the then current fair market value.  The earnout is limited to a five year period and has an aggregate cap of $3,572,199.

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

On August 3, 2012, Blue Earth announced that it acquired the exclusive rights to construct seven (now six, as amended) different solar PV projects totaling approximately 3.5 megawatts DC in Hawaii. The projects are located on the island of Oahu and are primarily ground mount solar systems. The Company intends to begin construction of two of the plants in the second quarter of 2014. Six projects acquired by BBLU meet the requirements of the Renewable Energy Feed-in Tariff offered by HECO.   The Company uses local trade people during their construction.  Blue Earth Solar, Inc. will provide the engineering procurement and construction (“EPC”) for the respective projects.

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

Mechanical Pipefitting / plumbing

Electrical Framing / drywall Concrete

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

Convenience Stores

Pharmaceutical manufacturing, storage and distribution

Commercial and Industrial HVAC (including data centers)

Measurement and Verification  like LEED, Green Globes and Energy Star.

Blue Earth CHP Sales and Marketing

There is a large opportunity for implementing co-generation systems if the systems are built and owned by the Company on land leased from the customer at the point of energy use.  Selling expensive power plants that require the customer to make large capital expenditures in this economic environment is a much more difficult sale than providing the energy savings to the customer with no capital expenditures..   Companies that have not allocated budgets or do not want to spend capital on large co-generation projects, but want the lower electricity and lower heat generation costs that co-generation systems can provide are excellent candidates. This sales model gives companies the option to preserve capital to finance their core business while still realizing additional less quantifiable benefits including:

1) On -site electricity generator maintains power even if the power company grid fails.

2) Co-generating system provides more efficient production of steam/hot water with the current boiler systems in place as a backup.

3) Increased ability to meet sustainability objectives which are being incorporated in purchase agreements with greater frequency.

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

Few contractors in our market area actually participate in the third-party program process.  The reluctance is attributable to the considerable amount of paperwork required for each project.  Having completed thousands of applications, however, Blue Earth EMS is accustomed to preparing the appropriate documents. Because of the new comprehensiveness requirement for refrigeration projects, several of the previously participating companies are no longer qualified.  Finally, both the utilities and the third-party administrators have become stricter about contractor participation requirements, which is actively removing unqualified and unscrupulous vendors.   As a contractor who is regularly contacted by the utilities and the third-party program administrators to repair issues left behind by others.

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

We expect to incur a substantial amount of debt in order to build our initial combined heat and power plants.

We are negotiating with alternative financing sources for debt project financing to construct our initial combined heat and power plants. It is expected that the initial seven(7) CHP plants which are in various stages of construction in progress may require in excess of $100 million of debt. These seven (7) plants are scheduled to open during the third quarter of 2014 and are expected to be completed by the end of the first quarter of 2015. This debt will be allocated among each specific project, which will be the obligor, although initially the Company is expected to guarantee a portion of the debt. To date, the Company has used cash on hand and equity financing to order equipment and advance the projects on schedule. However, in view of the near tenn of this indebtedness, an event of default, if not cured or waived, may result in the acceleration of the maturity of the indebtedness. If the Company has guaranteed this indebtedness, it may not have sufficient funds on hand for repayment which may cause it to curtail its ongoing operations until it could satisfy such default. See "Management's Discusions and Analysis of Financial Condition and Results of Operations".

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

For example, U.S. legislation in 1992 authorized federal agencies to enter into energy savings performance contracts (“ESPCs”), such as those that we may enter into with customers at a later date. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commenced prior to the end of 2010 where the project is placed in service by various dates set out in the act. The Internal Revenue Code (the “Code”), currently provides a production tax credit for the generation of electricity from wind projects and from landfill gas fueled power projects, and an investment tax credit or grant in lieu of such tax credits for investments in landfill gas fueled power projects, wind, biomass and solar power generation projects . Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.

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

Our prior acquisition and any future acquisitions that we may make have and/or may disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:  the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders; we may find that the acquired company or technologies do not improve market position as planned; we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources; key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition; we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting; we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in our acquisition arrangements; our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; we may incur one-time write-offs or restructuring charges in connection with the acquisition; we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings.

Historically, the $585 million pipeline announced in September 2011 in connection with the Company’s acquisition of Xnergy Inc. was not converted into significant revenues for various reasons, including site control, permitting, engineering, interconnect, regulatory and an inability to obtain financing.

We may not be able to realize the cost savings or other financial benefits we anticipated.

In addition, we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in  our acquisition arrangements; our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; we may incur one-time write-offs or restructuring charges in connection with the acquisition; we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

We may not be able to realize the cost savings or other financial benefits we anticipated.

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

Development, installation and construction of energy efficiency and renewable energy projects, and operation of renewable energy projects, entails many risks, including:

Failure to obtain necessary project financing at various stages of the project, or failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule; failure to obtain all necessary rights to land access and use; failure to receive quality and timely performance of third-party services; increases in the cost of labor, equipment and commodities needed to construct or operate projects; permitting and other regulatory issues, license revocation and changes in legal requirements; shortages of equipment or skilled labor; unforeseen engineering problems; failure of a customer to accept or pay for renewable energy that we supply; weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life; labor disputes and work stoppages; mishandling of hazardous substances and waste; and other events outside of our control.

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

The lender provided a credit facility of up to $10,000,000 to Blue Earth, secured by a first priority security interest in all of the assets of Blue Earth. The initial tranche of the loan was in the amount of $1,500,000 (the “Initial Loan Draw”) and any additional requests for an increase in the revolving credit amount would be subject to the Lender’s approval based upon the intended use of proceeds.  In connection with Initial Loan Draw, Blue Earth paid the Lender, among other things, $100,000 payable in common stock of Blue Earth, Inc. The Initial Loan Draw was repaid in full in accordance with the Lock Box Agreement that was entered into in conjunction with the Credit Agreement.

Subsequently, Blue Earth and the Lender entered into the First Amendment to the Credit Agreement, dated as of September 11, 2013 (the “First Amendment”).  The material terms of the First Amendment are as follows:

The Lender increased the revolving credit facility amount to $4,000,000, of which $2,500,000 would be funded to Blue Earth (the “Second Loan Draw”), subject to the conditions of the First Amendment described below.  The Second Loan Draw was comprised of two draws with the initial draw of $1,500,000 being funded upon the execution and delivery of the First Amendment at an interest rate of 12% per annum, which loan is being repaid monthly. To date, the second draw has not been funded, as the Company raised money in November 2013 from the exercise of warrants and has not needed to draw down further on this facility.

In connection with the Second Loan Draw, of $4,000,000 Blue Earth paid the Lender $100,000 payable in common stock of Blue Earth, Inc. The repayment of the Second Loan Draw is being paid via the existing Lock Box Agreement described above. The Company anticipates paying the note in full during the second quarter as we enter into larger credit facilities that meet the Company’s project finance plans as outlined herein.

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

We may be exposed to future litigation by third parties based on claims that our prospective products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others.  Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm the Company’s reputation.  In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on the Company or cause us to curtail or cease its operations:

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  On September 28, 2011, the board of directors had authorized the issuance of up to 300,000 shares of Series A Preferred Stock convertible on a ten for one basis into common stock and 297,067 shares of Series A Preferred Stock were issued. On March 30, 2012, our Board of Directors authorized the issuance of up to 300,000 shares of Series B Preferred Stock convertible on a ten for one basis into Common Stock and 283,052 shares of Series B Preferred Stock were issued.  On March 28, 2013, our Board of Directors authorized the issuance of up to 500,000 shares of Series C Preferred Stock convertible on a ten for one basis into Common Stock and subsequently amended our Certificate of Incorporation to provide for 910,000 shares and 903,500 shares of Series C Preferred Stock were issued.  Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

rovisions in our charter documents and Nevada law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, as well as provisions of Nevada law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors

Item 2.  Properties.

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

Results of Operations

Twelve Months Ended December 31, 2013 Compared with Twelve Months Ended December 31, 2012

The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We acquired IPS Power Engineering, Inc. effective July 15, 2013, Intelligent Power, Inc. effective July 24, 2013 and Millennium Power Solutions effective August 23, 2013. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We disposed of HVAC as of January 24, 2014 and have restated our financial statements. The following discussion excludes the discontinued operations of HVAC. We have also provided pro forma numbers as though the acquisitions were effective January 1, 2012 so that the numbers are comparable.

Revenues

We recognized $10,305,736 revenue for the twelve months ended December 31, 2013, as compared to $8,466,965 for the twelve months ended December 31, 2011. Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales from our wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2013, Castrovilla’s sales ($3,366,037) for the twelve months accounted for 32.7% of total revenues, while Xnergy’s sales accounted for 64.6% ($6,656,828) most of which is EPC work on solar projects and other sales accounted for 2.7% ($282,871). During 2012, Castrovilla’s sales ($3,444,821) for the twelve months represented 40.7% of total revenues while Xnergy’s sales accounted for 59.3% ($5,022,144). The increase in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of solar and alternative energy construction projects. Revenues for Xnergy are expected to increase in 2014 due to solar projects being constructed in HI and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for EPS are expected to increase in 2014 due to city and county agencies adopting the technology and a nationwide distribution network in place. Revenues for Castrovilla are expected to increase due to a new national service account and an increase in online sales.

Pro Forma Revenues

We recognized $10,466,736 of pro forma revenue for the twelve months ended December 31 2013, as compared to pro forma $8,566,660 for the twelve months ended December 31, 2012. Revenue represents sales from the Company’s wholly-owned subsidiaries.  Xnergy sales for the twelve months increased by 32.5% to $6,656,828 (from $5,022,144), Castrovilla’s sales for the twelve months decreased by 2.3%, (from $3,444,821 to $3,366,037).   The increase in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of solar and alternative energy construction projects. Revenues for Xnergy are expected to increase in 2014 due to solar projects being constructed in HI and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for EPS are expected to increase in 2014 due to city and county agencies adopting the technology and a nationwide distribution network in place. Revenues for Castrovilla are expected to increase due to a new national service account and an increase in online sales.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2013 were $7,166,464, compared to $5,609,836, for the twelve months ended December 31, 2012, resulting in a gross profit of $3,139,272, or 30.4% of revenues. Castrovilla’s gross margin was $1,828,288, or 54.3% of revenues while Xnergy’s gross margin was $1,122,074, or 16.9%. Castrovilla’s energy efficiency projects have higher gross margins than Xnergy’s construction projects.

Pro Forma Cost of Sales and Gross Profit

Pro forma cost of sales for the twelve months ended December 31, 2013 were $7,313,368, compared to $5,685,174 for the twelve months ended December 31, 2012, resulting in a gross profit of $3,153,368, or 30.7% of revenues. In 2012 Castrovilla’s gross margin was, $1,291,127, or 37.5% of revenues while Xnergy’s pro forma gross margin was $1,566,002, or 31.2%.   Castrovilla’s energy efficiency products have higher gross margins than Xnergy’s construction projects.

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

Revenues

We recognized $8,466,965 revenue for the twelve months ended December 31, 2012, as compared to $4,914,118 for the twelve months ended December 31, 2011 an increase of 72.3%.  Revenue represents sales from our, wholly-owned subsidiaries Castrovilla, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales from the our  wholly-owned subsidiary Xnergy, Inc. which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2012, Castrovilla’s sales ($3,444,821) for the twelve months represented 40.7% of total revenues while Xnergy’s sales accounted for 59.3% ($5,022,144). During 2011, Castrovilla’s sales ($3,861,534) for the twelve months accounted for 78.6% of total revenues, while Xnergy’s sales accounted for 21.4% ($1,052,584). Revenues increased from 2011 to due to management securing project financing for financing seven California solar projects and one Hawaiian solar project.

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

Net cash provided by continuing financing activities during Fiscal 2013 totaled $22,138,931 and resulted from $8,517,315 of net proceeds from the sale of preferred stock, $12,396,321 from the exercise of warrants and options and $3,000,000 in proceeds from a line of credit. These proceeds were offset, in part, by payments on notes payable of $2,034,312 and related party loans of $691,853.  Included in the foregoing, on October 30, 2013, David Lies, a principal stockholder and selling stockholder of the Company, purchased 333,334 shares of Common Stock upon the exercise of Class A Warrants as a standby purchaser, for a purchase price of $1,000,000 evidenced by a non-interest bearing promissory note due March 31, 2014 and the pledge of the underlying common stock.  The underlying shares of common stock were purchased pursuant to an effective registration statement and the promissory note has been paid in full.  A second standby purchaser, Firerock Capital, purchased 200,000 shares of registered common stock pursuant to a promissory note for $600,000 due May 15, 2014, as extended.

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

We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future  acquisitions. Our ability to execute our business plan is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The Company’s project financing requirements are separate and apart from our working capital needs.  Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan.  During 2013, we completed private placements of Preferred Stock and warrants of $20,913,636, which we believe will fund our operations at least through December 31, 2014.

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $1,500,000 was funded and repaid during 2013. $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility and a second draw of $1,500,000 was subsequently borrowed by the Company. This outstanding loan of $1,500,000 is being paid monthly with interest at 12% per annum, primarily from tax grant proceeds from five completed solar projects. The balance is expected to be fully paid during the second quarter ending June 30, 2014.  Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  The Company has elected to not draw down any additional funds at this time and expects to replace this credit facility with larger debt agreements that meet our ongoing project finance requirements.  See “Risk Factors -- Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.”

We are seeking additional equity and/or debt financing in order to implement our business plan.  During the fourth quarter of 2013, the Company raised approximately $12 million (including $1,600,000 payable through promissory notes) in equity capital through the exercise of approximately four million registered Class A warrants at $3 per share.  The primary use of the capital raise will be to provide the equity component of project financing of approximately $130 million for up to seven initial combined heat and power (“CHP”) projects for a large U.S and International protein provider.

The Company is negotiating with alternative financing services for a various combination of equity and debt project financing.  The Company has non-binding term sheets from an international bank and mezzanine debt providers that would result in approximately 8% equity and 92% project finance debt for our larger CHP power plants. To date, the Company is using cash on hand to advance the projects on schedule while negotiating with numerous alternative sources of funding.  The Company intends to start signing financing agreements in time to match the debt and equity components to keep the project completion dates on target. While there can be no assurance the Company will be able to secure needed financing, Management believes it will be able to select the financing package needed to insure that all seven projects can be completed in the third quarter of 2014 through the first quarter of 2015.  Any additional equity or convertible debt financing may be dilutive to existing shareholders and may involve preferential rights over common shareholders.

Between December 2013 and March 2014, the Company ordered generators for an aggregate of five of the initial seven power plant systems at a total cost of approximately $23.7 million.  The Company is funding the installment equipment payments and construction activities from cash on hand until we select the best debt financing alternatives for each project or combination of projects.  The Company believes the project financing needs will be met from a combination of warrant exercises and debt financings, none of which can be assured. Management’s present estimate of timing and funding for the seven co-generation projects is as follows:

The cost of the initial 7 projects is $5,000,000 to $25,000,000 per project with a total estimated cost of $130,000,000.  Funding will through equity (generally 8-30%), senior debt (generally 60-70%) and mezzanine debt (generally 0-30%). The equity component is expected to be provided from cash on hand and the exercise of  warrants. All seven projects are in the pre-construction phase (permitting, interconnect activities, site analysis, design engineering and procurement of equipment).The first project is expected to produce power in the third quarter of 2014, projects 2-5 are expected to produce power by late fourth quarter 2014 or early 2015 and projects 6-7 ae expected to produce power in the first quarter of 2015. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

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

Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to valuation of accounts receivable and allowance for doubtful accounts, those related to the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

NOTE 6 - INTANGIBLE ASSETS

The major classes of assets as of December 31, are as follows:

	2013	2012	2011
Cost:
Castrovilla customer base	$2,533,164	$2,533,164	$2,533,164
Xnergy customer base	9,137,225	9,137,225	9,137,225
Intelligent Power patents	4,147,832	-	-
Millenium Power battery technology	10,039,872	-	-
Total Cost	25,858,093	11,670,389	11,670,389
Accumulated Amortization:
Castrovilla customer base	(1,474,950)	(983,300)	(491,650)
Xnergy customer base	(4,264,038)	(2,436,594)	(609,148)
Intelligent Power patents	(101,663)	-	-
Millenium Power battery technology	(196,860)	-	-
Total Accumulated Amortization	(6,037,513)	(3,419,894)	(1,100,799)
Net	$19,820,580	$8,250,495	$10,569,590

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

The Company estimates the fair value of the warrant derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected warrant term, expected volatility of our stock price over the expected warrant term, expected risk-free interest rate over the expected warrant term, and the expected dividend yield rate over the expected warrant term. The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability. The warrants expired unexercised in December 2012. The following table summarizes the assumptions the Company utilized to estimate the fair value of the warrant derivative liability at December 31, 2011:

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

During the year ended December 31, 2012 the Company granted 2,112,500 stock purchase warrants to a director (1,212,500) and executive employees (900,000). The warrants have a 5 to 10 year exercise period and are exercisable at $0.01 to $1.16 per share. The Company also granted 4,035,000 stock purchase warrants to consultants. The warrants have a 1 to 10 year exercise period and are exercisable at $0.01 to $1.39 per share. The Company also granted 146,750 stock purchase warrants to the placement agents on its Class B preferred stock. The warrants have a 5 year exercise period and are exercisable at $1.75 per share. The Company also reset the exercise price for 3,597,500 options from $1.00 to $1.24 per share to $0.01 per share and recognized $467,271 of expense due to the reset. The Company also issued 1,415,260 A warrants to the purchasers of the Class B preferred stock with an exercise period of 1 year and an exercise price $3.00.

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

NOTE 13 - CONSTRUCTION IN PROGRESS

Construction in Progress-Short Term

The short-term construction in progress represents costs accumulated on several solar and co-generation projects at various stages of completion. Included in materials and labor is the cost of the Waianae PV-02 project which was purchased on July 26, 2013 as a partially completed project and which it substantially completed by December 31, 2013. The construction in progress is classified as short-term because the projects are expected to be completed within one year. A summary of construction in progress-short term as of December 31, are as follows:

	2013	2012	2011
Materials and Labor	$2,044,150	$376,386	$--
Designs and Permitting	210,752	329,657	--
Total	$2,254,902	$706,043	$--

The Company intends to sell the solar projects. The Company will charge to cost of sales the construction costs of the projects it sells.

Construction in Progress-Long Term

The long-term construction in progress represents the costs accumulated on 7 gas to steam/electricity co-generation projects in the United States and Canada.  The co-generation projects were purchased in the acquisition of IPS and GREG. The costs are classified as long-term because the projects are expected to take more than one year to complete.

A summary of construction in progress-long term as of December 31, are as follows:

	2013	2012	2011
Designs for co-generation projects	$44,035,500	$-	$-
Total	$44,035,500	$-	$-

The Company intends to hold the co-generation projects to generate revenues as an energy producer. The Company will depreciate the construction costs for the projects it does not sell over the 20 year term of the energy purchase contract upon commencement of revenues. The terms of the co-generation contracts provide that the Company will sell electricity and steam to the meat processing plants connected to the co-generation plants and will sell the excess electricity to the electrical utility adjacent to the property.

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

Johnny R. Thomas and John C. Francis were each awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.  The warrants will vest if and when the Company achieves certain revenues, net income and/or EBITDA milestones for four trailing quarters.  For each executive officer, a total of 412,500 warrants vest upon four different milestones when annual revenues exceed revenue milestones increasing from $50 to $200 million.  Achieving net income levels in excess of $0.20/share to more than $0.50/share will vest 262,500 warrants upon four different milestones.  The remaining 325,000 warrants will vest upon four different milestones when the Company’s EBITDA performance exceeds $0.40/share to more than $1.00 per share. Mr. Thomas and Mr. Francis also have the right  to vest the warrants by exercising the warrants; accordingly, the value of the warrants has been expensed in the financial statements. In November 2012 the warrant exercise price was reduced to $0.01 per share, the term of warrants were extended to 10 years and the vesting criteria was amended to remove the milestone criteria and to effectively vest immediately. The Company recognized $277,037 of compensation expense due to the modification of the warrants.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 1st day of May, 2014.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	May 1, 2014
Laird Q. Cagan

/s/ Johnny R. Thomas	Chief Executive Officer and Director	May 1, 2014
Johnny R. Thomas	(Principal Executive Officer)

/s/ Brett Woodard	Chief Financial Officer (Principal	May 1, 2014
Brett Woodard	Financial and Accounting Officer)

/s/ Robert Potts	President, Chief Operating Officer	May 1, 2014
Robert Potts	and Director

/s/ Governor William Richardson	Director	May 1, 2014
Governor William (Bill) Richardson

/s/ Michael W. Allman	Director	May 1, 2014
Michael W. Allman

/s/ James A. Kelly	Director	May 1, 2014
James A. Kelly

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.