Form 10-K/A
period 2013-12-31
Blue Earth, Inc.
filed 2014-05-09
CIK 1422109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3

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

We will build, own, operate and/or sell the power plants or build them for the customer to own. As we continue to expand our core energy services business as an independent power producer we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term power purchase agreements to utilities, and long-term take or pay contracts to our industrial customers.The Company also finances alternative and renewable energy projects through industry relationships.

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

IPS Power Engineering Acquisition - under our Blue Earth CHP division

On July 15, 2013 Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “IPS Acquisition”). IPS is operated as a wholly owned subsidiary of Blue Earth under our Blue Earth CHP division. Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consisted of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which were released immediately, but are subject to lock-up agreements; 150,000 Blue Earth shares issued as finders’ fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will be released at the rate of 1,500,000 Blue Earth shares on the dates that the CHP or co-generation power plants as mutually agreed to by Blue Earth and IPS, commence producing commercial power.

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

For example, U.S. legislation in 1992 authorized federal agencies to enter into energy savings performance contracts (“ESPCs”), such as those that we may enter into with customers at a later date. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commenced prior to the end of 2010 where the project is placed in service by various dates set out in the act. The Internal Revenue Code (the “Code”), currently provides a production tax credit for the generation of electricity from wind projects and from landfill gas fueled power projects, and an investment tax credit or grant in lieu of such tax credits for investments in landfill gas fueled power projects, wind, biomass and solar power generation projects. Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.

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

Results of Operations

Twelve Months Ended December 31, 2013 Compared with Twelve Months Ended December 31, 2012

The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We acquired IPS Power Engineering, Inc. effective July 15, 2013, Intelligent Power, Inc. effective July 24, 2013 and Millennium Power Solutions effective August 23, 2013. The following Managements’ Discussion and Analysis is prepared to provide an understanding of the Company’s business activities.We disposed of HVAC as of January 24, 2014 and have restated our financial statements. The following discussion excludes the discontinued operations of HVAC. We have also provided pro forma numbers as though the acquisitions were effective January 1, 2012 so that the numbers are comparable.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

A summary of the Company’s warrant activity during the years ended December 31, 2013, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2010	11,870,116	$2.31		$27,457,223
Granted	2,660,000	2.53	5.00
Forfeited	(18,000)	1.00	--
Granted	1,489,250	3.00	1.00
Forfeited	(50,000)	1.25	--
Granted	69,000	1.75	5.00
Balance Outstanding, December 31, 2011	16,020,366	2.53	2.78	33,801,473
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	(6.31)
Balance Outstanding, December 31, 2012	19,807,876	1.63	7.04	32,194,216
Granted	3,600,000	1.18	10.00
Granted	3,000,000	0.01	10.00
Granted	2,400,000	1.18	10.00
Granted	1,400,000	0.01	10.00
Granted	1,000,000	1.00	10.00
Granted	200,000	0.01	10.00
Granted	200,000	2.00	5.00
Granted	250,000	0.01	5.00
Granted	2,300,000	0.01	10.00
Granted	4,292,500	3.00	3.00
Granted	4,029,154	6.00	3.00
Granted	430,902	1.75	5.00
Forfeited	(9,276,906)	(2.40)	--
Exercised	(8,001,119)	(1.60)	--
Balance Outstanding December 31, 2013	25,632,407	$1.69	6.52	$40,983,200
Exercisable, December 31, 2013	18,582,407	$2.23	5.40	$41,512,700

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

NOTE 17 - ACQUISITION OF SUBSIDIARIES (Continued)

IPS Power Engineering, Inc.

As of July 15, 2013, the Company, together with its wholly-owned subsidiary IPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) dated as of July 15, 2013, with IPS Power Engineering Inc. (“IPS”), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “Acquisitions”). IPS is an EPCM company (engineering, procurement, construction and management) and GREG is an affiliated renewable energy company, which companies specialize in the combined heat and power (“CHP”) alternative energy space.  The Company plans to build seven power plants and sell the thermal and electric power generated to one large customer and to local utilities through long-term power purchase agreements.  Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consists of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately but are subject to lock-up agreements; 150,000 Blue Earth shares issued as a finder’s fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will be released at the rate of 1,500,000 Blue Earth shares per Initial Project (as defined) on the date that each of the Initial Projects or substituted similar value as mutually agreed to by Blue Earth and IPS, commences producing commercial power subject to the terms and conditions of the Lock-Up Agreements. At the Closing the Stockholders exchanged 100% of the outstanding shares of IPS and GREG for the Merger Consideration. Through the Agreement, IPS Acquisition Corp. and GREG merged with and into IPS, with IPS as the surviving entity, in accordance with the Utah Revised Business Corporation Act.  IPS will be operated as a wholly-owned subsidiary of the Company. The common shares were valued at $2.84 per share for accounting purposes based upon the 10 day average closing price of the Company’s common stock preceding the closing of the transaction. Also, in connection with employment agreements entered into with the officers of IPS, the Company granted an aggregate of 6,000,000 warrants with an exercise price of $1.18 per share and term of 10 years. 400,000 of these warrants vest upon the commencement of power production for each of the first seven cogeneration plants with 125,000 additional warrants vesting upon the commencement of power production for each subsequent plant. Accordingly, the expense related to these warrants will be recorded when they vest.

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

The Company determined the acquisition date fair value of the assets acquired in the preceding transactions based upon the discounted future cash flows of the construction in progress or technology acquired.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 9th day of May, 2014.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	May 9, 2014
Laird Q. Cagan

/s/ Johnny R. Thomas	Chief Executive Officer and Director	May 9, 2014
Johnny R. Thomas	(Principal Executive Officer)

/s/ Brett Woodard	Chief Financial Officer (Principal	May 9, 2014
Brett Woodard	Financial and Accounting Officer)

/s/ Robert Potts	President, Chief Operating Officer	May 9, 2014
Robert Potts	and Director

/s/ Governor William Richardson	Director	May 9, 2014
Governor William (Bill) Richardson

/s/ Michael W. Allman	Director	May 9, 2014
Michael W. Allman

/s/ James A. Kelly	Director	May 9, 2014
James A. Kelly

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.