Form 10-K/A
period 2013-12-31
Blue Earth, Inc.
filed 2014-05-13
CIK 1422109

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 4

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

EXPLANATORY NOTE:

Blue Earth, Inc. is filing this Amendment No.4 to reflect the fact that, because on June 30,2013, the last day of the registrant's second fiscal quarter, the market value of the common equity held by non-affiliates was only $60,194,697, it was not required to file as an accelerated filer and was not subject to the filing equirements of an accelerated filer. The registrant voluntarily filed as an accelerated filer, as it subsequently met the requirements, however, has amended this Form 10-K/A to reflect the fact that it is still a smaller reporting company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 12th day of May, 2014.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan	Chairman of the Board	May 12, 2014
Laird Q. Cagan

/s/ Johnny R. Thomas	Chief Executive Officer and Director	May 12, 2014
Johnny R. Thomas	(Principal Executive Officer)

/s/ Brett Woodard	Chief Financial Officer (Principal	May 12, 2014
Brett Woodard	Financial and Accounting Officer)

/s/ Robert Potts	President, Chief Operating Officer	May 12, 2014
Robert Potts	and Director

/s/ Governor William Richardson	Director	May 12, 2014
Governor William (Bill) Richardson

____________________	Director
Michael W. Allman

_______________________	Director
James A. Kelly

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.