Form 10-Q
period 2014-03-31
Blue Earth, Inc.
filed 2014-05-16
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

For the transition period from _____________ to __________

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

As of May 7, 2014 the issuer had  63,951,292 outstanding shares of Common Stock

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS

Cash	$4,985,471	$8,403,731
Accounts receivable, net	5,060,563	5,844,119
Costs and revenues in excess of billings	996,588	395,442
Inventory, net	348,301	383,799
Construction in progress	2,070,600	2,254,902
Other receivables	2,286,441	2,195,554
Prepaid expenses and deposits	1,770,099	1,936,743

Total Current Assets	17,518,063	21,414,290

PROPERTY AND EQUIPMENT, net	33,745,418	858,212

OTHER ASSETS
Deposits	54,931	50,692
Long term receivables	913,741	-
Construction in progress	12,581,570	44,035,500
Contracts and technology, net	23,378,969	19,820,580
Assets of discontinued operations	-	251,492

Total Other Assets	36,929,211	64,158,264

TOTAL ASSETS	$88,192,692	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2014	2013
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$3,649,845	$2,658,368
Current portion of notes payable	1,087,075	1,504,476
Related party payables	1,333,147	1,337,151
Billings in excess of revenues	-	438,952
Deferred revenues	10,311	11,993
Accrued expenses	338,808	422,456
Payroll expenses payable	64,337	125,052
Preferred dividends payable	463,450	403,690
Liabilities of discontinued operations	-	190,609

Total Current Liabilities	6,946,973	7,092,747

LONG TERM LIABILITIES

Long term portion of notes payable	90,294	-

Total Liabilities	7,037,267	7,092,747

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 472,900 and 570,000
shares issued and outstanding, respectively	473	570
Common stock; 100,000,000 shares authorized
at $0.001 par value, 63,895,292 and 60,205,843
shares issued and outstanding, respectively	63,895	60,206
Additional paid-in capital	150,498,198	143,605,036
Stock subscription receivable	(600,000)	(1,600,000)
Accumulated deficit	(68,807,141)	(62,727,793)

Total Stockholders' Equity	81,155,425	79,338,019

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,192,692	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	$3,234,217	$2,163,330
COST OF SALES	1,788,309	1,443,607
GROSS PROFIT	1,445,908	719,723
OPERATNG EXPENSES
Depreciation and amortization	1,076,026	597,860
General and administrative	5,832,933	1,872,837

Total Operating Expenses	6,908,959	2,470,697

LOSS FROM OPERATIONS	(5,463,051)	(1,750,974)
OTHER INCOME (EXPENSE)
Other income	940	-
Interest expense	(235,584)	(71,374)
Loss on settlement of debt	-	(11,148)
Gain on sale of assets	11,235	-

TOTAL OTHER INCOME (EXPENSE)	(223,409)	(82,522)

LOSS BEFORE INCOME TAXES	(5,686,460)	(1,833,496)
INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(5,686,460)	(1,833,496)

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(43,921)

NET LOSS	(5,686,460)	(1,877,417)

PREFERRED DIVIDENDS	(392,888)	(149,166)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,079,348)	$(2,026,583)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.09)	$(0.09)
Discontinued Operations	-	(0.00)

Net Loss Per Share	$(0.09)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	61,928,226	21,302,469

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(5,686,460)	$(1,877,417)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	1,189,727	42,217
Loss on settlement of debt	-	11,148
Gain on sale of assets	(11,235)	-
Stock issued for services	670,542	8,201
Depreciation and amortization	1,076,026	598,697
Amortization of debt discount	-	20,917
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(731,331)	(506,849)
Inventory	35,498	(103,897)
Construction in progress	184,302	(1,000)
Prepaid expenses and deposits	162,405	161,620
Accounts payable and accrued expenses	406,480	349,384

Net Cash Used in Operating Activities	(2,704,046)	(1,296,979)
Net Cash Used in Discontinued Operating Activities	-	(162,443)

INVESTING ACTIVITIES
Other receivables	(887)	-
Purchase of property and equipment	(1,353,588)	-

Net Cash Used in Investing Activities	(1,354,475)	-
Net Cash Used in Discontinued Investing Activities	(17,882)	-

FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	100,857	281,450
Proceeds from related party loans	-	290,000
Cash received on stock subscriptions	1,000,000	-
Proceeds from line of credit	-	1,500,000
Repayment of notes payable	(438,710)	(54,237)
Repayment of related party loans	(4,004)	(750,000)

Net Cash Provided by Financing Activities	658,143	1,267,213
Net Cash Used in Discontinued Financing Activities	-	(8,317)

NET INCREASE (DECREASE) IN CASH	(3,418,260)	(200,526)
CASH AT BEGINNING OF PERIOD	8,403,731	659,009

CASH AT END OF PERIOD	$4,985,471	$458,483

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$97,292	$30,518
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$-	$152,165
Common stock issued upon conversion of preferred stock	333,128	16,011
Common stock issued for acquisition of subsidiaries	4,602,500	-
Common stock issued for debt discount	-	24,500
Common stock issued for line of credit fee	-	100,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2014 consists of solar panels, motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $348,301. The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Issuances of Common Stock

During the three months ended March 31, 2014 the Company issued 1,087,520 shares of its common stock upon the conversion of 97,100 shares of preferred stock and accrued dividends of $333,128.  On February 12, 2014 the Company issued an aggregate of 1,750,000 shares of its common stock (including 1,725,000 shares for personal goodwill) to acquire all of the outstanding shares of Kenmont Solutions Capital GP, LLC a company owned by Donald Kendall, Jr. Thereupon the Company formed Blue Earth Capital, Inc. to operate as its finance raising subsidiary. The shares were valued at $2.63 per share.  An additional 25,090 shares of Common Stock were issued to Mr. Kendall on February 18, 2014, under his employment agreement in satisfaction of expenses incurred. (See Note 5). The Company issued 591,839 common shares upon the exercise of warrants and options for cash of $100,857 and collected $1,000,000 of stock subscriptions receivable. The Company issued 260,090 common shares for services valued at $670,542.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (Continued)

Credit Line Payable

During the three months ended March 31, 2014 the Company repaid $435,498 on the line of credit. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

During the three months ended March 31, 2014 the Company also repaid $4,004 of principal on related party notes payable. The related party notes payable are due on demand, accrue interest at 12% per annum and are unsecured.

Loan Receivable

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013 which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company has agreed to make a $6.5 million loan in solar projects. $2,000,000 was loaned as of December 31, 2013 and the balance as verbally extended was due by March 31, 2014, however the Company is negotiating a possible extension of the commitment. The loan is collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects.

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended December 31, 2013 and March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2012	19,807,876	$1.63	7.04	$32,194,216
Granted	3,600,000	1.18	10.00
Granted	3,000,000	0.01	10.00
Granted	2,400,000	1.18	10.00
Granted	1,400,000	0.01	10.00
Granted	1,000,000	1.00	10.00
Granted	200,000	0.01	10.00
Granted	200,000	2.00	5.00
Granted	250,000	0.01	5.00
Granted	2,300,000	0.01	10.00
Granted	4,292,500	3.00	3.00
Granted	4,029,154	6.00	3.00
Granted	430,902	1.75	5.00
Forfeited	(9,276,906)	(2.40)	--
Exercised	(8,001,119)	(1.60)	--
Balance Outstanding, December 31, 2013	25,632,407	1.69	6.52	$40,983,200
Exercised	(567,989)	(0.78)	--
Balance Outstanding March 31, 2014	25,064,418	$1.63	6.27	$40,847,219
Exercisable, March 31, 2014	18,014,418	$2.30	5.15	$41,376,719

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

A summary of the Company’s option activity during the periods ended December 31, 2013 and March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2012	960,761	$1.58	8.2	$1,520,695
Granted	10,000	2.30	10
Granted	100,000	2.90	10
Expired	(52,720)	1.37	--
Exercised	(6,751)	1.57	--
Balance Outstanding, December 31, 2013	1,011,290	1.85	8.22	$1,851,695
Granted	1,500,000	2.00	10
Granted	150,000	3.00	10
Granted	52,720	1.37	10
Forfeited	(90,002)	1.57	10
Exercised	(77,720)	1.34	10
Balance Outstanding, March 31, 2014	2,546,288	2.08	9.55	$5,301,605
Exercisable, March 31, 2014	600,051	$1.60	7.72	$744,855

NOTE 5 - ACQUISITION

Effective January 31, 2014, Blue Earth Capital. Inc., “BEC”, a newly formed subsidiary of the Company,  entered into a merger agreement with Kenmont Solutions Capital GP, LLC “KSC” wherein BEC purchased all of the issued and outstanding shares of KSC for  1,750,000  shares of restricted common stock of the Company issued to Donald R. Kendall, Jr. the founder of KSC.  These shares were valued based on the quoted market price on the effective date of the transaction, at $2.63 per share, or $4,602,500.  The cost of assets acquired was capitalized and is to be amortized over the estimated useful life of 3 years. The Company purchased KSC to gain access to the knowledge and lending base accumulated over the years by the founder of KSC.

Purchase Price	Shares	Price	Total
Kenmont Solutions Capital GP, LLC	1,750,000	$2.63	$4,602,500

Total Purchase Price			4,602,500
Tangible Assets Acquired			-
Total Liabilities Assumed			-
Lender base			$4,602,500

The pro forma, consolidated balance sheets and statements of operations of Blue Earth, Inc. and Kenmont Solutions Capital GP, LLC are omitted because KSC had no operations prior to the acquisition by BEC.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 6 - DISCONTINUED OPERATIONS

On January 24, 2014, the Company entered into an Acquisition Agreement (the "Agreement").  Pursuant to the Agreement, the buyers purchased from the Company, all of the issued and outstanding common stock of HVAC Controls Specialties, Inc. (HVAC), its wholly-owned subsidiary.  The purchase price for HVAC was $160,000 to be paid as follows: $40,000 for the release of accrued compensation, $30,000 for the assumption of the debts of HVAC and $90,000 in the form of a promissory note. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of HVAC as discontinued.

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of assets as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Office and computer equipment	$333,124	$323,185
Software	96,727	95,831
Manufacturing and installation equipment	405,772	402,063
Leasehold improvements	759,304	759,304
Cogeneration plants (under construction)	32,769,573	-
Vehicles	397,115	262,011
Sub Total	34,761,615	1,842,493
Accumulated Depreciation	(1,016,197)	(984,282)
Net	$33,745,418	$858,212

Depreciation expense was $31,915 and $18,915, for the three months ended March 31, 2014 and 2013, respectively. Approximately $993,316 of the Company’s property and equipment serves as security against its long-term debt. Depreciation of the cogeneration plants will commence when the plants are placed in service during the latter part of 2014 and early 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has entered into equipment purchase agreements whereby it has committed to paying approximately $19,356,424 for electrical co-generation equipment. The Company has made deposits of approximately 5% ($1,282,035 included in construction in progress-short term) toward the purchase of the equipment. The balance of the purchase price will be due upon acceptance of the equipment by the Company in accordance with progress payments as set out in the purchase contracts.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 9 - OPERATING SEGMENTS

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

The Company has two principal operating segments: (1) construction of alternative energy facilities and (2) energy efficiency remediation.  These operating segments were delineated based on the nature of the products and services offered.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the years ended March 31, 2014 and 2013:

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
March 31, 2014
Revenues	$1,355,049	$1,826,309	$52,859	$3,234,217
Cost of sales	536,684	1,201,408	50,217	1,788,309
Depreciation and amortization	127,206	469,065	479,755	1,076,026
General and administrative	808,025	972,515	4,052,393	5,832,933
Other income (expense)	(5,577)	(541)	(217,291)	(223,409)
Net income (loss)	$(122,443)	$(817,220)	$(4,746,797)	$(5,686,460)
Total assets	$1,294,429	$7,201,300	$79,696,963	$88,192,692

	Energy	Construction and
	Efficiency	Maintenance	Corporate	Consolidated
March 31, 2013
Revenues	$681,414	$1,481,916	$-	$2,163,330
Cost of sales	286,755	1,156,852	-	1,443,607
Depreciation and amortization	128,864	465,117	3,879	597,860
General and administrative	658,131	529,611	685,095	1,872,837
Other (expense)	(6,979)	-	(75,543)	(82,522)
Net income (loss)	$(399,315)	$(669,664)	$(764,517)	$(1,833,496)
Total assets	$824,511	$4,174,777	$9,974,337	$14,973,625

NOTE 10 - SUBSEQUENT EVENTS

In April 2014 the Company signed a binding asset purchase agreement to sell the Waianae Solar project in Hawaii for $2,070,000. The closing is scheduled to occur in or about May 2014.  Company had impaired the cost of the project as included in construction in progress at March 31, 2014 to the net realizable value of $2,044,150 accordingly the sale  will result in no gain or loss.

Subsequent to March 31, 2014 the Company issued 56,000 common shares upon the conversion of 5,000 Series C preferred stock and the related accrued dividends. The Company also issued 16,014 common share for legal services provided at $2.81 per share.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. The Company built and owned a 500,000 watt solar powered facility on the Island of Oahu, Hawaii, which it has contracted to sell and has also built, operates and manages seven solar powered facilities in California and is designing and permitting numerous other projects. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services offered include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (“CHP”) or on-site cogeneration and fuel cells.  Although the Company has a limited operating history and limited revenues in comparison to the size of the projects it has undertaken, as a result of the Company’s acquisitions, it is fully staffed with experienced personnel who have previously built many larger complex power plants.  Our first CHP plant is expected to be completed in August 2014 with power revenues commencing thereafter.

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

We have continued to expand our comprehensive energy solutions business through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following six business units: Blue Earth Solar; Blue Earth CHP; Blue Earth EMS; Blue Earth PPS, Blue Earth Capital and Blue Earth EPS. The primary strategic objective for the respective business units is to establish and build brand awareness about the comprehensive energy solutions provided by the Company to its existing and future customers.   Each of the Company’s five business units is generating revenue, although Blue Earth PPS and Blue Earth CHP have limited revenues, as described below.

Proprietary technologies owned by the Company are the PeakPower® System (PPS) and the UPStealth™ System. The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning in thousands of facilities such as super markets and food processing, restaurants and C-stores, drug and discount stores.   Blue Earth EPS currently has several energy management systems operational in grocery stores.  Revenues are expected to ramp up in 2014, as the Company is making some system changes before a major commercial roll out in 2014. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, scheduled and costly service calls. The primary purpose of the acquisition of Intelligent Power on July 24, 2013 was to acquire the patent and other intellectual property rights in the above-described energy saving technology.

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

There are several other market verticals where we believe both our proprietary technologies can be applied, separately, or in combination, as a viable, cost effective solution. Examples include: services for data centers, oil and natural gas wells, remote cell towers, risk management services, and demand response systems to decrease energy usage during peak load pricing periods charged by utilities.

Actual Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013 (Actual)

Revenues

The Company recognized $3,234,217 of revenue for the three months ended March 31, 2014, as compared to $2,163,330 in revenues for the three months ended March 31, 2013, an increase of $1,070,887 or 49.5%. The current revenues represent sales from the Company’s divisions, Blue Earth Solar ($1,826,309) Blue Earth Energy Management Services ($1,355,049) and Blue Earth Energy Power Solutions of ($52,859).  The prior year revenues represent sales from the Company’s divisions Blue Earth Solar ($1,481,916) and Blue Earth Energy Management Services ($681,414). Blue Earth Energy Management Services sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Blue Earth Solar’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Blue Earth Energy Management Services revenues were affected by a new contract with a national chain of convenience stores. Blue Earth Solar’s revenues increased due to the acquisition of EPC contracts for solar generation projects in  Hawaii.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2014 were $1,788,309 resulting in a gross profit of $1,445,908 or 44.7% of revenues. Blue Earth Energy Management Services had a gross profit of $818,366 or 60.4% compared to $624,900 or 34.2% for Blue Earth Solar and Blue Earth Energy Power Solutions had a gross profit of $1,984 or 3.8%. By comparison, during 2013 we had a cost of sales of $1,443,607 with a gross profit of $719,723 or 33.3%. Blue Earth Energy Management Services had a gross profit of $394,660 or 57.9% compared to $325,063 or 21.9% for Blue Earth Solar.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,908,959 for the three months ended March 31, 2014 as compared to $2,470,697 for the three months ended March 31, 2013, an increase of $4,438,262 or 180%.  In 2014 approximately $812,318 (11.8%) of the expenses were from Blue Earth Energy Management Services and $984,719 (14.3%) were from Blue Earth Solar. The balance of $5,111,922 (73.9%) for 2014 was corporate administrative expense. Approximately $1,960,697 (28.4%) of the general and administrative expenses was for payroll costs and $1,602,807 (23.2%) was for consulting and professional fees in 2014.

In 2013 approximately $658,131 (26.7%) of the expenses were from Blue Earth Energy Management Services and $529,611 (21.4%) were from Blue Earth Solar. The balance of $1,282,955 (51.9%) for 2013 was corporate administrative expense. Approximately $757,794 (30.7%) of the general and administrative expenses was for payroll costs and $320,552 (12.0%) was for professional fees in 2013.

In 2014, general and administrative expenses include stock compensation expense of $1,860,269 (26.9%) compared to $50,418 (2.0%) in 2013. We recorded depreciation and amortization expense of $1,076,026  in 2014 compared to $598,697 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions  and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2014 was $(223,409) compared to $(82,522) for the three months ended March 31, 2013. The increase was primarily attributable to interest expense which increased to $235,584 in the first quarter of 2014 compared to $71,374 in the first quarter of 2013 due to borrowings of related party notes payable and a line of credit.

Net loss was $5,686,460 for the three months ended March 31, 2014 as compared with a net loss of $1,877,417 for the three months ended March 31, 2013, an increase of $3,809,043.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $2,782,080 and $1,247,225 for 2014 and 2013, respectively. The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year but vesting the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $6,079,348 in 2014 compared to $2,026,583 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares. The net loss translates to $0.09 per share in 2014 compared to $0.09 in 2013.

Pro Forma Results of Operations

Our revenues are derived from professional services contracts to provide energy service management and technology. The following pro forma results of operations are presented as though the acquisitions of IPS, MPS and IP took place on January 1, 2013.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013 (Pro Forma)

Pro Forma Revenues

The Company recognized $3,234,217 of revenue for the three months ended March 31, 2014, as compared to $2,246,086 in pro forma revenues for the three months ended March 31, 2013, an increase of $988,131 or 44%. The current revenues represent sales from the Company’s wholly-owned subsidiaries Blue Earth Solar ($1,826,309) Blue Earth Energy Management Services ($1,355,049) and Blue Earth Energy Power Solutions ($52,859).  The prior year pro forma revenues represent sales from the Company’s divisions, Blue Earth Solar ($1,481,916) and Blue Earth Energy Management Services ($681,414) and Blue Earth Energy Power Solutions ($82,756). Blue Earth Energy Management Services’ sales include retrofitting refrigeration equipment with energy management systems and gasket sales.  Blue Earth Solar’s sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Blue Earth Energy Management Services’s revenues were affected by a new contract with a national chain of convenience stores.  Blue Earth Solar’s revenues increased due to the acquisition of EPC contracts for  solar generation projects in Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2014 were $1,788,309 resulting in a gross profit of $1,445,908 or 44.7% of revenues. Blue Earth Energy Management Services had a gross profit of $818,366 or 60.4% compared to $624,900 or 34.2% for Blue Earth Solar and Blue Earth Energy Power Solutions had a gross profit of $1,984 or 3.8%.. By comparison, during 2013 we had a pro forma cost of sales of $1,502,317 with a gross profit of $743,769 or 33.1%. Blue Earth Energy Management Services had a gross profit of $394,660 or 57.9% compared to $325,063 or 21.9% for Blue Earth Solar.

Pro Forma Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,908,959 for the three months ended March 31, 2014 as compared to pro forma $2,693,504 for the three months ended March 31, 2013, an increase of $4,215,455 or 156.5%.  In 2014 approximately $812,318 (11.8%) of the expenses were from Blue Earth Energy Management Services and $984,719 (14.3%) were from Blue Earth Solar. The balance of $5,111,922 (73.9%) for 2014 was corporate administrative expense. Approximately $1,960,697 (28.4%) of the general and administrative expenses was for payroll costs and $1,602,807 (23.2%) was for consulting and professional fees in 2014.

In 2013 approximately $658,131 (24.4%) of the expenses were from Blue Earth Energy Management Services and $529,611 (19.7%) were from Blue Earth Solar. The balance of $1,505,762 (55.9%) for 2013 was corporate administrative expense. Approximately $933,351 (34.7%) of the general and administrative expenses was for payroll costs and $324,510 (12.0%) was for professional fees in 2013.

In 2014, general and administrative expenses include stock compensation expense of $1,860,269 (26.9%) compared to $50,418 (2.0%) in 2013. We recorded depreciation and amortization expense of $1,076,026  in 2014 compared to $598,697 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions  and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2014 was $(223,409) compared to pro forma $(82,450) for the three months ended March 31, 2013. The increase was primarily attributable to interest expense which increased to $235,584 in the first quarter of 2014 compared to $71,374 in first quarter of 2013 due to borrowings of related party notes payable and a line of credit.

Pro Forma Net Loss

Net loss was $5,686,460 for the three months ended March 31, 2014 as compared with a pro forma net loss of $2,075,655 for the three months ended March 31, 2013, an increase of $3,610,805.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $2,782,080 and $1,445,463 for 2014 and 2013, respectively.  The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year but vesting the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $6,079,348 in 2014 compared to pro forma $2,224,821 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The net loss translates to $0.09 per share in 2014 compared to pro forma $0.10 in 2013.

Liquidity and Capital Resources as of March 31, 2014 compared with December 31, 2013

Net cash used in operating activities during the three months ended March 31, 2014 totaled $2,704,046 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $5,686,460, we incurred an increase in accounts receivable and billings in excess of  $731,331 that was partially offset by common stock options and warrants granted for services expensed at $1,189,727, common stock issued for services valued at $670,542 and depreciation and amortization of $1,076,026. We also increased our accounts payable and accrued expenses by $406,480 due to costs incurred on construction in progress.

Net cash used in operating activities s during the three months ended March 31, 2013 totaled $1,296,979 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $1,877,417, we incurred an increase in accounts receivable and billings in excess of $506,849 and an increase in inventory of $103,897. These outflows were partially offered by common stock warrants and options granted for services expensed at $42,217, common stock issued for services valued at $8,201, depreciation and amortization of $598,697, an increase in accounts payable and accrued expenses of $349,384  and a decrease in prepaid expenses and deposits of $161,620. We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the three months ended March 31, 2014 totaled $1,354,475 which included $1,353,588 for purchases of equipment. Net cash used in investing activities during the three months ended March 31, 2013  totaled $-0-.

Net cash provided by financing activities during the three months ended March 31, 2014 totaled $658,143 and resulted from $1,000,000 of collections on stock subscriptions receivable and $100,857 from the exercise of options and warrants. The cash inflows were offset by principal payments on notes payable and line of credit $438,710 and notes payable to related parties of $4,004.  Net cash provided by financing activities during the three months ended March 31, 2013 totaled $1,267,213. These inflows primarily came from $281,450 of gross proceeds from the exercise of options and warrants, related party loans of $290,000 and proceeds of the line of credit of $1,500,000. The inflows were offset by payments on notes payable of $54,237 and notes payable to related parties of  $750,000.

At March 31, 2014, we had working capital of $10,571,090 including $4,985,471 in cash and cash equivalents compared with working capital of $14,321,543 at December 31, 2013.  We anticipate our revenue generating activities to continue and even increase as we  execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital was the result of our positive cash flow from financing activities.

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

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. In 2013, we completed a private placement of preferred stock of $8,517,315 and of options and warrants of $12,396,321. We raised an additional $1,100,857 as of March 31, 2014.  We have a line of credit for $10,000,000 of which $4,000,000 is available and we are currently using $1,064,502 to meet our cash needs.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

On August 30, 2013 we entered into a Strategic Partnership Agreement, as amended on October 10, 2013, with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 10, 2013, which includes a commitment from Talesun to grant us engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects. NGP granted us EPC contracts for approximately 150 MW of projects over the next 20 months. EPC contracts have been signed for several projects, but project financing has not occurred; therefore, they are still considered pipeline. We loaned NGP $2,000,000, which was collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. Our commitment to lend up to an additional $4,500,000, as verbally extended, expired on March 31, 2014, however, we are negotiating a possible extension of the commitment. NGP will contract with us to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects..

Related Party Transactions

The Company had no significant related party transactions during the three months ended March 31, 2014.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013; and we are not involved in any material pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 2, 2014, 100,000 shares of common stock were issued to each of Michael Allman, James Kelly and Governor Bill Richardson in connection with their election to the Company’s Board of Directors.

On January 17, 2014 the Company issued 100,000 shares to David Lies upon the exercise of warrants for cash of $1,000.  On February 12, 2014 the Company issued an aggregate of 50,000 shares of common stock to three consultants (National Securities Corp - 7,500 shares, David Unsworth 21,500 shares and Richard Goldstein 21,250 shares) for services rendered.

On February 12, 2014 an aggregate of 1,750,000 restricted shares of common stock and options to purchase 1,500,000 shares of common stock were issued to Donald R. Kendall, Jr. in connection with his employment agreement and the purchase of Kenmont Solutions Capital GP, LLC.  An addition, 25,090 shares of Common Stock were issued to Mr. Kendall on February 18, 2014, under his employment agreement in satisfaction of expenses incurred.

On March 3, 2014, 35,000 shares of Common Stock were issued to Joseph Patalano under a Consulting Agreement dated February 17, 2014.  On March 14, 2014, the Company issued 150,000 shares of its common stock to Lyons Capital LLC, for consulting services rendered.

On May 8, 2014, the Company issued 16,014 shares of common stock to Davidoff Hutcher & Citron LLP for services rendered.

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

BLUE EARTH, INC.

Date: May 16, 2014	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2014	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)