Form 10-Q
period 2014-06-30
Blue Earth, Inc.
filed 2014-08-14
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 13, 2014 the issuer had  73,559,995 outstanding shares of Common Stock

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS

Cash	$4,414,394	$8,403,731
Accounts receivable, net	4,027,867	5,844,119
Costs and revenues in excess of billings	2,471,833	395,442
Inventory, net	609,704	383,799
Construction in progress	2,426,128	2,254,902
Other receivables	2,223,759	2,195,554
Prepaid expenses and deposits	1,612,608	1,936,743

Total Current Assets	17,786,293	21,414,290

PROPERTY AND EQUIPMENT, net	47,653,535	858,212

OTHER ASSETS
Deposits	55,331	50,692
Long term receivables	913,741	-
Construction in progress	-	44,035,500
Contracts and technology, net	22,207,010	19,820,580
Assets of discontinued operations	-	251,492

Total Other Assets	23,176,082	64,158,264

TOTAL ASSETS	$88,615,910	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2014	2013
	(unaudited)

CURRENT LIABILITIES
Accounts payable	$2,303,446	$2,658,368
Current portion of notes payable	555,537	1,504,476
Related party payables	1,333,147	1,337,151
Billings in excess of revenues	-	438,952
Deferred revenues	9,584	11,993
Accrued expenses	362,876	422,456
Payroll expenses payable	53,504	125,052
Preferred dividends payable	9,298	403,690
Liabilities of discontinued operations	-	190,609
Total Current Liabilities	4,627,392	7,092,747

LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	4,627,392	7,092,747

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 7,000 and 570,000
shares issued and outstanding, respectively	7	570
Common stock; 500,000,000 shares authorized
at $0.001 par value, 72,725,555 and 60,205,843
shares issued and outstanding, respectively	72,726	60,206
Additional paid-in capital	159,655,802	143,605,036
Stock subscription receivable	(1,124,220)	(1,600,000)
Accumulated deficit	(74,615,797)	(62,727,793)
Total Stockholders' Equity	83,988,518	79,338,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,615,910	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$3,560,572	$2,534,967	$6,794,789	$4,698,297
COST OF SALES	2,127,049	1,698,314	3,915,358	3,141,921
GROSS PROFIT	1,433,523	836,653	2,879,431	1,556,376
OPERATNG EXPENSES
Depreciation and amortization	1,206,360	600,822	2,282,386	1,198,682
General and administrative	4,840,865	5,996,465	10,673,798	7,869,302
Total Operating Expenses	6,047,225	6,597,287	12,956,184	9,067,984
LOSS FROM OPERATIONS	(4,613,702)	(5,760,634)	(10,076,753)	(7,511,608)
OTHER INCOME (EXPENSE)
Other income	4,158	-	5,098	-
Interest expense	(102,297)	(224,700)	(337,881)	(296,074)
Loss on settlement of debt	-	648,245	-	637,097
Gain on sale of assets	-	-	11,235	-
TOTAL OTHER INCOME (EXPENSE)	(98,139)	423,545	(321,548)	341,023
LOSS BEFORE INCOME TAXES	(4,711,841)	(5,337,089)	(10,398,301)	(7,170,585)
INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,711,841)	(5,337,089)	(10,398,301)	(7,170,585)
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(3,054)	-	(46,975)
NET LOSS	(4,711,841)	(5,340,143)	(10,398,301)	(7,217,560)
PREFERRED DIVIDENDS	(1,096,815)	(509,175)	(1,489,703)	(658,341)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,808,656)	$(5,849,318)	$(11,888,004)	$(7,875,901)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.07)	$(0.23)	$(0.17)	$(0.32)
Discontinued Operations	-	(0.00)	-	(0.00)

Net Loss Per Share	$(0.07)	$(0.23)	$(0.17)	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	65,782,587	23,665,659	63,866,054	22,469,825

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(10,398,301)	$(7,217,560)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	1,936,357	3,782,658
(Gain) loss on derivative valuation	-	-
Derivative attached to preferred stock	-	-
Gain on settlement of debt	-	(637,097)
Gain on sale of assets	(11,235)	-
Stock issued for services	1,400,714	257,388
Depreciation and amortization	2,282,386	1,197,853
Amortization of debt discount	-	58,366
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(1,173,880)	(868,672)
Inventory	(225,905)	(20,331)
Construction in progress	(171,226)	(2,313,905)
Prepaid expenses and deposits	319,496	384,982
Accounts payable and accrued expenses	(927,411)	(1,301,776)
Net Cash Used in Operating Activities	(6,969,005)	(6,678,094)
Net Cash Used in Discontinued Operating Activities	-	(64,672)
INVESTING ACTIVITIES
Other receivables	61,795	-
Purchase of property and equipment	(2,688,446)	(12,460)
Net Cash Used in Investing Activities	(2,626,651)	(12,460)
Net Cash Used in Discontinued Investing Activities	(17,882)	-
FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	5,568,957	1,872,088
Repayment of line of credit	(1,324,336)	(1,500,000)
Proceeds from related party loans	-	420,000
Proceeds from notes payable	183,622	-
Proceeds from preferred stock	-	8,832,200
Cash received on stock subscriptions	1,145,880	-
Proceeds from line of credit	96,884	1,500,000
Repayment of notes payable	(42,802)	(512,253)
Repayment of related party loans	(4,004)	(691,853)
Net Cash Provided by Financing Activities	5,624,201	9,920,182
Net Cash Used in Discontinued Financing Activities	-	(10,647)
NET INCREASE (DECREASE) IN CASH	(3,989,337)	3,154,309
CASH AT BEGINNING OF PERIOD	8,403,731	659,009
CASH AT END OF PERIOD	$4,414,394	$3,813,318

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(unaudited)
	For the Six Months Ended
	June 30,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$136,447	$232,809
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$-	$201,822
Common stock issued upon conversion of preferred stock	1,884,095	540,399
Common stock issued for equipment	-	195,360
Common stock issued for acquisition of subsidiaries	4,602,500	-
Common stock issued for debt discount	-	24,500
Common stock issued for line of credit fee	-	100,000
Common stock cancelled for assets	-	(1,291,746)
Debt issued for equipment	137,693	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of June 30, 2014 consists of solar panels, battery components, motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $609,704. The Company does not have any work in progress.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had, nor is expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 - SIGNIFICANT EVENTS

Issuances of Common Stock

During the six months ended June 30, 2014, the Company issued 6,308,329 shares of its common stock upon the conversion of 563,000 shares of preferred stock and accrued dividends of $1,321,095.  On February 12, 2014 the Company issued an aggregate of 1,750,000 shares of its common stock (including 1,725,000 shares for personal goodwill) to acquire all of the outstanding shares of Kenmont Solutions Capital GP, LLC a company owned by Donald Kendall, Jr. Thereupon the Company formed Blue Earth Capital, Inc. to operate as its finance raising subsidiary. The shares were valued at $2.63 per share.  (See Note 5). The Company issued 3,898,422 common shares upon the exercise of warrants and options for cash and net subscriptions receivable of $6,239,056. The Company issued 562,961 common shares for services valued at $1,400,714.

Credit Line Payable

During the six months ended June 30, 2014, the Company repaid $1,324,336 on the line of credit. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

During the six months ended June 30, 2014, the Company also repaid $4,004 of principal on related party notes payable. The related party notes payable are due on demand, accrue interest at 12% per annum and are unsecured.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (continued)

Loan Receivable

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013 which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company had agreed to make a $6.5 million loan in solar projects. $2,000,000 was loaned as of December 31, 2013 and the balance was due by March 31, 2014, unless extended by the parties. The loan is collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects. On June 30, 2014 the Company agreed to accept solar panels in satisfaction of the loan receivable.

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended December 31, 2013 and June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2012	19,807,876	$1.63	7.04	$32,194,216
Granted	3,600,000	1.18	10.00
Granted	3,000,000	0.01	10.00
Granted	2,400,000	1.18	10.00
Granted	1,400,000	0.01	10.00
Granted	1,000,000	1.00	10.00
Granted	200,000	0.01	10.00
Granted	200,000	2.00	5.00
Granted	250,000	0.01	5.00
Granted	2,300,000	0.01	10.00
Granted	4,292,500	3.00	3.00
Granted	4,029,154	6.00	3.00
Granted	430,902	1.75	5.00
Forfeited	(9,276,906)	(2.40)	--
Exercised	(8,001,119)	(1.60)	--
Balance Outstanding, December 31, 2013	25,632,407	1.69	6.52	$40,983,200
Exercised	(4,476,429)	(1.75)	--
Forfeited	(1,200,00)	(2.50)	--
Balance Outstanding June 30, 2014	19,955,978	$1.59	6.02	$33,673,669
Exercisable, June 30, 2014	14,280,978	$2.36	4.90	$31,728,169

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS (continued)

A summary of the Company’s option activity during the periods ended December 31, 2013 and June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2012	960,761	$1.58	8.2	$ 1,520,695
Granted	10,000	2.30	10
Granted	100,000	2.90	10
Expired	(52,720)	1.37	--
Exercised	(6,751)	1.57	--
Balance Outstanding, December 31, 2013	1,011,290	1.85	8.22	$1,851,695
Granted	1,500,000	2.00	10
Granted	150,000	3.00	10
Granted	52,720	1.37	10
Forfeited	(90,002)	1.57	10
Exercised	(77,720)	1.34	10
Balance Outstanding, June 30, 2014	2,546,288	$2.08	9.28	$ 5,301,605
Exercisable, June 30, 2014	750,051	$2.06	7.47	$ 1,544,885

NOTE 5 - ACQUISITIONS

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

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of assets as of June 30, 2014 and  December 31, 2013 are as follows:

	2014	2013
Office and computer equipment	$344,459	$323,185
Software	96,727	95,831
Manufacturing and installation equipment	412,601	402,063
Leasehold improvements	759,304	759,304
Cogeneration plants (under construction)	46,658,436	-
Vehicles	423,205	262,011
Sub Total	48,694,732	1,842,493
Accumulated Depreciation	(1,041,197)	(984,282)
Net	$47,653,535	$858,212

Depreciation expense was $66,316 and $39,134, for the six months ended June 30, 2014 and 2013, respectively. Approximately $423,205 of the Company’s property and equipment serves as security against its long-term debt. Depreciation of the cogeneration plants will commence when the plants are placed in service during the latter part of 2014 and early 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Equipment Purchase Commitments

The Company has entered into equipment purchase agreements whereby it has committed to paying approximately $19,356,424 for electrical co-generation equipment. The Company has made deposits of approximately 7% ($1,383,672) included in construction in progress-short term) toward the purchase of the equipment. The balance of the purchase price will be due upon acceptance of the equipment by the Company in accordance with progress payments as set out in the purchase contracts.

Pending Arbitrations

The Company and two consultants, have filed demands for arbitration with the American Arbitration Association.  Consultants allege that the Company, specifically Johnny R. Thomas, CEO, have violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with the Company.  They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. The Company alleges that the Consultants failed to perform consulting work as required and never intended to perform under the consulting agreement. The Company expects to prevail in this arbitration proceeding and does not expect said action to have any material adverse consequences to the Company.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

The Company has filed a demand for arbitration with the AAA and National Energy Partners and its subsidiary, Hawaii Solar, LLC, (“NEP”) has counter-claimed.  The Company alleges that NEP is in arrears on the payment of EPC services performed by the Company for construction work on the 24 schools in Hawaii contracted for between the parties. The Company further alleges that NEP provided deficient design drawings and interfered with the construction of the projects and engaged in negligence, fraud and/or willful misconduct.  NEP alleges that the Company has failed to perform the contracted EPC services in a timely, proper manner and desires to validate termination of the contract in the arbitration process. The Company expects to prevail in this dispute, which would result in no material adverse consequences to the Company, other than legal costs and a delay in the recognition of revenue. However, if NEP prevails, the Company is likely to lose about $1.6 million on the work performed to date, as well as a possibility of limited damage payments also. On August 6, 2014, the Company commenced a civil action for declaratory and injunctive relief and damages against NEP.  Subsequent to the Company commencing the above-described arbitration, it learned that NEP did not possess a Hawaii contractor license.  The Company then withdrew its demand for arbitration without prejudice.  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable, the arbitration provision in the subcontracts is unenforceable and the pending arbitration should be terminated.

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

The Company has two principal operating segments: (1) energy efficiency and technology and (2) construction of energy facilities owned by third parties. Later this year, a third segment will be introduced when power is produced from facilities built and owned by the Company. These operating segments were delineated based on the nature of the products and services offered.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the six months ended June 30, 2014 and 2013:

	Energy
	Efficiency and Technology	Construction	Corporate	Consolidated
June 30, 2014
Revenues	$3,307,672	$3,487,117	$--	$6,794,789
Cost of sales	1,234,039	2,681,319		3,915,358
Depreciation and amortization	696,665	943,686	642,035	2,282,386
General and administrative	3,205,392	1,961,396	5,507,011	10,673,798
Other income (expense)	(39,212)	158,059	(440,395)	(321,548)
Net income (loss)	$(1,867,636)	$(1,941,225)	$(6,589,441)	$(10,398,302)
Total assets	$1,923,552	$7,619,491	$79,072,866	$88,615,909

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 9 - OPERATING SEGMENTS (continued)

	Energy
	Efficiency and Technology	Construction	Corporate	Consolidated
June 30, 2013
Revenues	$1,538,188	$3,160,109	$-	$4,698,297
Cost of sales	621,999	2,519,922	-	3,141,921
Depreciation and amortization	257,726	930,235	10,721	1,198,682
General and administrative	1,349,120	1,195,919	5,324,263	7,869,302
Other (expense)	(15,868)	-	356,891	341,023
Net income (loss)	$(706,525)	$(1,485,967)	$(4,978,093)	$(7,170,585)
Total assets	$1,059,816	$5,087,734	$13,236,612	$19,384,162

NOTE 10 - SUBSEQUENT EVENTS

In April 2014 the Company signed a binding asset purchase agreement to sell the Waianae Solar project in Hawaii for $2,070,000. The closing is scheduled to occur in or about August 2014.  Company had impaired the cost of the project as included in construction in progress at June 30, 2014 to the net realizable value of $2,070,000 accordingly the sale  will result in no gain or loss.

Subsequent to June 30, 2014 the Company issued 78,400 common shares upon the conversion of 7,000 Series C preferred stock and the related accrued dividends. The Company also issued 25,050 common shares upon the exercise of 25,060 warrants for cash at $2.50 per share.

On July 17, 2014 the Company’s Board of Directors granted 180,000 stock purchase options to various employees. The options have a term of 10 years, an exercise price of $2.27 to $2.45 per share and various vesting periods.

At a shareholder meeting held on July 18, 2014, the Company’s shareholders approved an increase in the authorized common stock to 500,000,000 shares.

On July 28, 2014, the Company entered into a definitive asset purchase agreement to purchase certain assets in a partially completed solar project in Indianapolis, Indiana for $1,000,000. $250,000 was deposited into escrow and $750,000 is due upon the sale of the completed project.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. The Company built and owned a 500,000 watt solar powered facility on the Island of Oahu, Hawaii, which it recently sold and has also built, operates and manages seven solar powered facilities in California and is designing and permitting numerous other projects. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services offered include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (“CHP”) or on-site cogeneration and fuel cells.  Although the Company has a limited operating history and limited revenues in comparison to the size of the projects it has undertaken, as a result of the Company’s acquisitions, it is fully staffed with experienced personnel who have previously built many larger complex power plants.  Our first CHP plant is expected to be completed in September 2014 with power revenues commencing thereafter.

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

We have continued to expand our comprehensive energy solutions business through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following six business units: Blue Earth Solar; Blue Earth CHP; Blue Earth EMS; Blue Earth PPS, Blue Earth Capital and Blue Earth EPS. Blue Earth EMS, Blue Earth EPS and Blue Earth PPS are part of the Energy Efficiency and Technology operating segments.  Blue Earth Solar and Blue Earth CHP are part of the Construction operating segments. As power sales come online from facilities owned and built by the Company’s Blue Earth Solar or Blue Earth CHP business units, a third operating segment will be introduced. The primary strategic objective for the respective business units is to establish and build brand awareness about the comprehensive energy solutions provided by the Company to its existing and future customers.

Proprietary technologies owned by the Company are the PeakPower® System (PPS) and the UPStealth™ System. The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning in thousands of facilities such as super markets and food processing, restaurants and C-stores, drug and discount stores.   Blue Earth EPS currently has several energy management systems operational in grocery stores.  Revenues are expected to ramp up in 2015, as the Company is making some system changes before a major commercial roll out in 2015. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, scheduled and costly service calls. The primary purpose of the acquisition of Intelligent Power on July 24, 2013 was to acquire the patent and other intellectual property rights in the above-described energy saving technology.

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

Actual Results of Operations

Our revenues are derived from professional service contracts to provide energy efficient solutions and technology, and the construction of energy facilities owned by third parties. By the end of 2014 we expect to add a third revenue stream from power sales generated from facilities built and owned by the Company.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013 (Actual)

Revenues

The Company recognized $3,560,572 of revenue for the three months ended June 30, 2014, as compared to $2,534,967 for the three months ended June 30, 2013, an increase of $1,025,605 or 40.5%. The current year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,899,764) and Construction ($1,660,808).  The prior year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,678,193) and Construction ($856,774). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth™ battery backup management systems.  Construction sales are from installation of renewable energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth™ battery backup management systems. Construction's revenues increased due to the acquisition of EPC contracts for solar generation projects in Hawaii.

	Three Months Ended June 30,		Change
	2014	2013	$	%
Energy Efficiency and Technology
Battery backup systems	$228,376	$-	228,376	100
Energy efficiency	1,671,388	1,678,193	(6,805)	-
Total Energy Efficiency and Technology	1,899,764	1,678,193	221,571	13
Construction
Solar construction	1,660,808	856,774	804,034	100

Total revenue	$3,560,572	$2,534,967	1,025,605	40

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2014 were $2,127,049 resulting in a gross profit of $1,433,523 or 40.3% of revenues. Energy Efficiency and Technology had a gross profit of $1,252,625 or 65.9% compared to $180,898  or 10.9% for Construction. By comparison, during 2013 we had a cost of sales of $1,698,314 with a gross profit of $836,653 or 33.0%. Energy Efficiency and Technology had a gross profit of $521,530 or 60.9% compared to $315,124 or 18.8% for Construction.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,047,225 for the three months ended June 30, 2014 as compared to $6,597,287 for the three months ended June 30, 2013, a decrease of $550,062 or 8.3%.  In 2014 approximately $3,089,739 (51.1%) of the expenses were from Energy Efficiency and Technology and $1,920,363 (31.7%) were from Construction. The balance of $1,037,123 (17.2%) for 2014 was corporate administrative expense. Approximately $2,043,029 (33.8%) of the general and administrative expenses was for payroll costs and $886,938 (18.3%) was for consulting and professional fees in 2014.

In 2013 approximately $948,715 (14.4%) of the operating expenses were from Energy Efficiency and Technology and $1,596,543 (24.2%) were from Construction. The balance of $4,052,029 (61.4%) for 2013 was corporate administrative expense. Approximately $1,149,439 (19.2%) of the general and administrative expenses was for payroll costs and $805,488 (13.4%) was for professional fees in 2013.

In 2014, general and administrative expenses include stock compensation expense of $1,476,802 (24.4%) compared to $3,989,628 (60.5%) in 2013. We recorded depreciation and amortization expense of $1,206,360  in 2014 compared to $600,822 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2014 was $(98,139) compared to $423,545 for the three months ended June 30, 2013. The decrease was primarily attributable to gain on settlement of debt which decreased to $-0- in the second quarter of 2014 compared to $648,245 in the second quarter of 2013 and a decrease in interest expense from $224,700 in 2013 to $102,297 in 2014. The changes were due to the conversion of debt to equity in 2013 and the repayment of a line of credit in 2014.

Net Loss

Net loss was $4,711,841 for the three months ended June 30, 2014 as compared with a net loss of $5,340,143 for the three months ended June 30, 2013, a decrease of $628,302.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $2,112,549 and $789,664 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year, however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $5,808,656 in 2014 compared to $5,849,318 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.07 per share in 2014 compared to $0.23 in 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013 (Actual)

Revenues

The Company recognized $6,794,789 of revenue for the six months ended June 30, 2014, as compared to $4,698,297 for the six months ended June 30, 2013, an increase of $2,096,492 or 44.6%. The current revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($3,307,672) and Construction ($3,487,117).  The prior year revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,538,188) and Construction ($3,160,109). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth™ battery backup management systems. Construction sales are from installation of renewable energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth™ battery backup management systems. Construction's revenues increased due to the acquisition of EPC contracts for solar generation projects in Hawaii.

	Six Months Ended June 30,		Change
	2014	2013	$	%
Energy Efficiency and Technology
Battery backup systems	$280,577	$-	280,577	100
Energy efficiency	3,027,095	1,538,188	1,488,907	97
Total Energy Efficiency and Technology	3,307,672	1,538,188	1,769,484	115
Construction
Solar construction	3,487,117	3,160,109	327,008	10

Total revenue	$6,794,789	$4,698,297	2,096,492	45

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2014 were $3,915,358 resulting in a gross profit of $2,879,431 or 42.4% of revenues. Energy Efficiency and Technology had a gross profit of $2,073,633 or 62.7% compared to $805,798  or 23.1% for Construction. By comparison, during 2013 we had a cost of sales of $3,141,921 with a gross profit of $1,556,376 or 33.1%. Energy Efficiency and Technology had a gross profit of $916,190 or 59.6% compared to $640,187 or 20.2% for Construction.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $12,956,184 for the six months ended June 30, 2014 as compared to $9,067,984 for the six months ended June 30, 2013, an increase of $3,888,200 or 42.9%.  In 2014 approximately $3,902,057 (30.1%) of the expenses were from Energy Efficiency and Technology and $2,905,082 (22.4%) were from Construction. The balance of $6,149,045 (47.5%) for 2014 was corporate administrative expense. Approximately $4,003,726 (37.5%) of the general and administrative expenses was for payroll costs and $2,489,745 (23.3%) was for consulting and professional fees in 2014.

In 2013 approximately $1,606,846 (17.7%) of the operating expenses were from Energy Efficiency and Technology and $2,126,154 (23.5%) were from Construction. The balance of $5,334,984 (58.8%) for 2013 was corporate administrative expense. Approximately $1,907,233 (24.2%) of the general and administrative expenses was for payroll costs and $1,126,040 (14.3%) was for professional fees in 2013.

In 2014, general and administrative expenses include stock compensation expense of $3,337,071 (25.8%) compared to $4,040,046 (44.6%) in 2013. We recorded depreciation and amortization expense of $2,282,386 in 2014 compared to $1,198,682 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2014 was $(321,548) compared to $341,023 for the six months ended June 30, 2013. The decrease was primarily attributable to gain on settlement of debt which decreased to $-0- in the second quarter of 2014 compared to $637,097 in the second quarter of 2013 and an increase in interest expense from $296,074 in 2013 to $337,881 in 2014. The changes were due to the conversion of debt into equity in 2013 and borrowing of a line of credit in the second quarter of 2013.

Net Loss

Net loss was $10,398,301 for the six months ended June 30, 2014 as compared with a net loss of $7,217,560 for the six months ended June 30, 2013, an increase of $3,180,741.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $4,845,161 and $2,018,356 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $11,888,004 in 2014 compared to $7,875,901 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted to common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.17 per share in 2014 compared to $0.32 in 2013.

Pro Forma Results of Operations

Our revenues are derived from professional service contracts to provide energy efficient solutions and technology, and the construction of energy facilities owned by third parties. By the end of 2014 we expect to add a third revenue stream from power sales generated from facilities built and owned by the Company. The following pro forma results of operations are presented as though the acquisitions of IPS, MPS and IP took place on January 1, 2013.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013 (Pro Forma)

Pro Forma Revenues

The Company recognized $3,560,572 of revenue for the three months ended June 30, 2014, as compared to $2,605,340 an increase of $955,232 or 36.7%. The current revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,899,764) and Construction ($1,660,808).  The prior year revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($924,647) and Construction ($1,680,693). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth™ battery backup management systems.  Construction sales are from installation of renewable energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth™ battery backup management systems. Construction's revenues increased due to the acquisition of EPC contracts for solar generation projects in Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2014 were $2,127,049 resulting in a gross profit of $1,433,523, or 40.3% of revenues. Energy Efficiency and Technology had a gross profit of $1,252,625 or 65.9% compared to $180,898  or 10.9% for Construction. By comparison, during 2013 we had a cost of sales of $1,724,503 with a gross profit of $880,838 or 33.8%. Energy Efficiency and Technology had a gross profit of $563,214 or 60.9% compared to $317,624 or 18.9% for Construction.

Pro Forma Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,047,225 for the three months ended June 30, 2014 as compared to $7,972,761 for the three months ended June 30, 2013, a decrease of $1,925,536 or 24.2%.  In 2014 approximately $3,089,739 (51.1%) of the expenses were from Energy Efficiency and Technology and $1,920,363 (31.7%) were from Construction. The balance of $1,037,123 (17.2%) for 2014 was corporate administrative expense. Approximately $2,043,029 (41.9%) of the general and administrative expenses was for payroll costs and $886,938 (18.3%) was for consulting and professional fees in 2014.

In 2013 approximately $1,918,995 (24.7%) of the expenses were from Energy Efficiency and Technology and $2,001,737 (25.1%) were from Construction. The balance of $4,052,029 (50.8%) for 2013 was corporate administrative expense. Approximately $1,815,764 (22.8%) of the general and administrative expenses was for payroll costs and $805,488 (10.1%) was for professional fees in 2013.

In 2014, general and administrative expenses include stock compensation expense of $1,476,802 (24.4%) compared to $3,989,628 (60.5%) in 2013. We recorded depreciation and amortization expense of $1,206,360 in 2014 compared to $600,822 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2014 was $(98,139) compared to $341,151 for the three months ended June 30, 2013. The decrease was primarily attributable to gain on settlement of debt which decreased to $-0- in the second quarter of 2014 compared to $637,097 in the second quarter of 2013 and a decrease in interest expense from $280,207 in 2013 to $102,297 in 2014. The changes were due to the conversion of debt into equity in 2013 and the repayment of a line of credit in 2014.

Pro Forma Net Loss

Net loss was $4,711,841 for the three months ended June 30, 2014 as compared with a net loss of $6,750,772 for the three months ended June 30, 2013, a decrease of $2,038,931.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $2,112,549 and $2,200,293 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year, however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $5,808,656 in 2014 compared to $7,259,947 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted into common shares by June 30, 2014, so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.07 per share in 2014 compared to $0.31 in 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013 (Pro Forma)

Pro Forma Revenues

The Company recognized $6,794,789 of revenue for the six months ended June 30, 2014, as compared to $4,851,426 an increase of $1,943,363 or 40.1%. The current revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($3,307,672) and Construction ($3,487,117).  The prior year revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,688,817) and Maintenance ($3,162,609). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth™ battery backup management systems.  Construction sales are from installation of renewable energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth™ battery backup management systems. Construction's revenues increased due to the acquisition of EPC contracts for solar generation projects in Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2014 were $2,879,431 resulting in a gross profit of $1,433,523 or 42.4% of revenues. Energy Efficiency and Technology had a gross profit of $2,073,633 or 62.7% compared to $805,798  or 23.1% for Construction. By comparison, during 2013 we had a cost of sales of $3,248,882 with a gross profit of $1,602,545 or 33.0%. Energy Efficiency and Technology had a gross profit of $959,858 or 56.8% compared to $642,687 or 20.3% for Construction.

Pro Forma Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $12,956,184 for the six months ended June 30, 2014 as compared to $10,443,458 for the six months ended June 30, 2013, an increase of $2,512,726 or 24.1%.  In 2014 approximately $3,902,057 (30.1%) of the expenses were from Energy Efficiency and Technology and $2,905,082 (22.4%) were from Construction. The balance of $6,149,045 (47.5%) for 2014 was corporate administrative expense. Approximately $4,003,726 (37.5%) of the general and administrative expenses was for payroll costs and $2,489,745 (23.3%) was for consulting and professional fees in 2014.

In 2013 approximately $2,577,126 (24.7%) of the expenses were from Energy Efficiency and Technology and $2,531,348 (24.2%) were from Construction. The balance of $5,334,984 (51.1%) for 2013 was corporate administrative expense. Approximately $2,573,558 (29.1%) of the general and administrative expenses was for payroll costs and $1,126,040 (12.8%) was for professional fees in 2013.

In 2014, general and administrative expenses include stock compensation expense of $3,337,071 (36.8%) compared to $4,040,046 (44.6%) in 2013. We recorded depreciation and amortization expense of $2,282,386 in 2014 compared to $1,616,878 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2014 was $(321,548) compared to $294,176 for the six months ended June 30, 2013. The decrease was primarily attributable to gain on settlement of debt which decreased to $-0- in the second quarter of 2014 compared to $637,097 in the second quarter of 2013 and an increase in interest expense from $296,074 in 2013 to $337,881 in 2014. The changes were due to the conversion of debt into equity in 2013 and borrowing of a line of credit in the second quarter of 2013.

Pro Forma Net Loss

Net loss was $10,398,301 for the six months ended June 30, 2014 as compared with a net loss of $8,546,737 for the six months ended June 30, 2013, an increase of $1,851,564.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $4,845,161 and $3,397,951 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year, however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $11,888,004, in 2014 compared to $9,205,078 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.17 per share in 2014 compared to $0.41 in 2013.

Liquidity and Capital Resources as of June 30, 2014 compared with December 31, 2013

Net cash used in operating activities during the six months ended June 30, 2014 totaled $6,969,005 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $10,398,301, we incurred an increase in accounts receivable and billings in excess of $1,173,880 that was partially offset by common stock options and warrants granted for services expensed at $1,936,357, common stock issued for services valued at $1,400,714 and depreciation and amortization of $2,282,386. We also decreased our accounts payable and accrued expenses by $927,411 due to costs paid on construction in progress.

Net cash used in operating activities during the six months ended June 30, 2013 totaled $6,678,094 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $7,217,560, we incurred an increase in accounts receivable and billings in excess of $868,672 and an increase in construction in progress of $2,313,905. These outflows were partially offset by common stock warrants and options granted for services expensed at $3,782,658, common stock issued for services valued at $257,388, and depreciation and amortization of $1,197,853.  We also decreased our accounts payable and accrued expenses by $1,301,776 due to costs paid on construction in progress.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the six months ended June 30, 2014 totaled $2,626,651 which included $2,688,446 for purchases of equipment offset by collections of notes receivable of $61,795. Net cash used in investing activities during the six months ended June 30, 2013 totaled $12,460.

Net cash provided by financing activities during the six months ended June 30, 2014 totaled $5,624,201 and resulted from $1,145,880 of collections on stock subscriptions receivable and $5,568,957 from the exercise of options and warrants. The cash inflows were partially offset by principal payments on notes payable and line of credit $1,398,039 and notes payable to related parties of $4,004.  Net cash provided by financing activities during the six months ended June 30, 2013 totaled $9,920,182. These inflows primarily came from $1,872,088 of gross proceeds from the exercise of options and warrants, the issuance of preferred stock of $8,832,200, related party loans of $420,000 and proceeds of the line of credit of $1,500,000. The inflows were offset by payments on notes payable of $512,253 and notes payable to related parties of $691,853 and repayment of $1,500,000 on the line of credit.

At June 30, 2014, we had working capital of $13,158,901 including $4,414,394 in cash and cash equivalents compared with working capital of $14,321,543 at December 31, 2013.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months. The increase in working capital was the result of our positive cash flow from financing activities.

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

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $1,500,000 was funded and repaid during 2013. $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility and a second draw of $1,500,000 was subsequently borrowed by the Company. This outstanding loan of $1,500,000 is being paid monthly with interest at 12% per annum, primarily from tax grant proceeds from five completed solar projects. The balance is expected to be fully paid during the third quarter ending September 30, 2014.  Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  The Company has elected to not draw down any additional funds at this time and expects to replace this credit facility with larger debt agreements that meet our ongoing project finance requirements.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. In 2013, we completed a private placement of preferred stock of $8,517,315 and of options and warrants of $12,396,321. We raised an additional $5,568,957 as of June 30, 2014.  We have a line of credit for $10,000,000 of which $4,000,000 is available and we are currently using $272,548 to meet our cash needs.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

On August 30, 2013 we entered into a Strategic Partnership Agreement, as amended on October 10, 2013, with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 10, 2013, which includes a commitment from Talesun to grant us engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects. NGP granted us EPC contracts for approximately 150 MW of projects over the next 20 months. EPC contracts have been signed for several projects, but project financing has not occurred; therefore, they are still considered pipeline. We loaned NGP $2,000,000, which was collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. Our commitment to lend up to an additional $4,500,000, as verbally extended, expired on March 31, 2014, unless extended by the parties. We are negotiating a possible extension of the commitment.NGP will contract with us to build the solar projects on a cost plus basis. We have agreed to accept $2,000,000 worth of the solar panels to be sold in satisfaction of the loan receivable.

Related Party Transactions

The Company had no significant related party transactions during the three months ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013; and we are not involved in any material pending legal proceeding or litigation, except as set forth below, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

The Company and two consultants, have filed demands for arbitration with the American Arbitration Association.  Consultants allege that the Company, specifically Johnny R. Thomas, CEO, have violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with the Company.  They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. The Company alleges that the Consultants failed to perform consulting work as required and never intended to perform under the consulting agreement. The Company expects to prevail in this arbitration proceeding and does not expect said action to have any material adverse consequences to the Company.

On August 6, 2014, Blue Earth, Inc. and its wholly-owned subsidiary, Xnergy, commenced a civil action for declaratory and injunctive relief and damages against NEP in the Circuit Court of the First Circuit of Hawaii (CIV No. 14-1-1694-08).  Subsequent to the Company commencing the above-described arbitration, it learned that Hawaii Solar did not possess a Hawaii contractor license and a Hawaii construction contractor license at any time.  The Company then withdrew its demand for arbitration without prejudice.  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable, the arbitration provision in the subcontracts is unenforceable and the pending arbitration should be terminated.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 1, 2014, 16,014 restricted shares of Common Stock were issued to Davidoff Hutcher & Citron LLP, Company counsel, for legal services rendered.

On June 17, 2014, 96,000 restricted shares of Common Stock were issued to Alex Partners under a Consulting Agreement dated June 10, 2014.

On June 17, 2014, 144,000 restricted shares of Common Stock were issued to The Del Mar Consulting Group under a Consulting Agreement dated June 10, 2014.

On June 17, 2014, 26,857 restricted shares of Common Stock were issued to Donald R. Kendall, Jr. under his employment contract in satisfaction of business expenses incurred.

All of the above shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on the representations and warranties contained in their investment intent letters.  No commissions were paid and no underwriter or placement agent was involved in these transactions.

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

BLUE EARTH, INC.

Date: August 14, 2014	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)