Form 10-Q
period 2014-09-30
Blue Earth, Inc.
filed 2014-11-14
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

As of November 11, 2014 the issuer had 79,648,860 outstanding shares of Common Stock

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS

Cash	$5,573,405	$8,403,731
Restricted cash	881,942	-
Accounts receivable, net	2,359,026	5,844,119
Costs and revenues in excess of billings, net	534,901	395,442
Inventory, net	2,332,496	383,799
Construction in progress	79,450	2,254,902
Other receivables	194,891	2,195,554
Prepaid expenses and deposits	1,822,420	1,936,743

Total Current Assets	13,778,531	21,414,290

PROPERTY AND EQUIPMENT, net	52,248,308	858,212

OTHER ASSETS
Deposits	56,331	50,692
Investment in equity subsidiary	422,993	-
Long term receivables	1,657,962	-
Construction in progress	-	44,035,500
Contracts and technology, net	21,035,051	19,820,580
Assets of discontinued operations	-	251,492

Total Other Assets	23,172,337	64,158,264

TOTAL ASSETS	$89,199,176	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2014	2013
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$2,827,148	$2,658,368
Current portion of notes payable	47,328	1,504,476
Related party payables	1,333,147	1,337,151
Billings in excess of revenues	29,320	438,952
Deferred revenues	9,332	11,993
Accrued expenses	375,005	422,456
Payroll expenses payable	35,457	125,052
Preferred dividends payable	-	403,690
Liabilities of discontinued operations	-	190,609

Total Current Liabilities	4,656,737	7,092,747

LONG TERM LIABILITIES

Long term portion of notes payable	189,310	-

Total Liabilities	4,846,047	7,092,747

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, -0- and 570,000
shares issued and outstanding, respectively	-	570
Common stock; 500,000,000 shares authorized
at $0.001 par value, 79,515,776 and 60,205,843
shares issued and outstanding, respectively	79,516	60,206
Additional paid-in capital	166,745,646	143,605,036
Stock subscription receivable	119	(1,600,000)
Accumulated deficit	(82,472,152)	(62,727,793)

Total Stockholders' Equity	84,353,129	79,338,019

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,199,176	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES	$2,678,179	$2,267,912	$9,472,968	$6,966,209
COST OF SALES	1,975,398	1,090,979	5,890,757	4,232,900
GROSS PROFIT	702,781	1,176,933	3,582,211	2,733,309

OPERATNG EXPENSES
Depreciation and amortization	1,207,118	694,405	3,489,504	1,893,087
General and administrative	7,274,177	5,275,400	17,947,974	13,144,702
Total Operating Expenses	8,481,295	5,969,805	21,437,478	15,037,789
LOSS FROM OPERATIONS	(7,778,514)	(4,792,872)	(17,855,267)	(12,304,480)

OTHER INCOME (EXPENSE)
Other income	3,435	132	5,732	132
Interest expense	(68,676)	(113,728)	(406,557)	(409,802)
Gain on settlement of debt	-	390	-	637,487
Gain on sale of assets	1,279	-	15,315	-

TOTAL OTHER INCOME (EXPENSE)	(63,962)	(113,206)	(385,510)	227,817

LOSS BEFORE INCOME TAXES	(7,842,476)	(4,906,078)	(18,240,777)	(12,076,663)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(7,842,476)	(4,906,078)	(18,240,777)	(12,076,663)

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(161,884)	-	(208,859)

NET LOSS	(7,842,476)	(5,067,962)	(18,240,777)	(12,285,522)

PREFERRED DIVIDENDS	(13,879)	(1,397,410)	(1,503,582)	(2,055,751)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,856,355)	$(6,465,372)	$(19,744,359)	$(14,341,273)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.12)	$(0.11)	$(0.24)	$(0.40)
Discontinued Operations	-	(0.00)	-	(0.01)
Net Loss Per Share	$(0.12)	$(0.11)	$(0.24)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	67,806,050	45,140,963	75,557,564	30,138,004

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(18,240,777)	$(12,285,522)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	2,682,987	4,813,425
Impairment of inventory	299,573	-
Gain on settlement of debt	-	(637,487)
Gain on sale of assets	(15,315)	-
Stock issued for services	1,425,814	1,875,537
Depreciation and amortization	3,489,504	1,893,916
Amortization of debt discount	-	58,366
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	1,687,672	(1,805,222)
Inventory	(248,270)	(65,011)
Customer construction in progress	2,175,452	(2,330,732)
Prepaid expenses and deposits	108,686	447,513
Restricted cash	(881,942)	-
Accounts payable and accrued expenses	(380,559)	(1,849,770)
Net Cash Used in Operating Activities	(7,897,175)	(9,884,987)
Net Cash Provided by Discontinued Operating Activities	-	32,579
INVESTING ACTIVITIES
Investment in equity subsidiary	(422,993)	-
Issuance of note receivable	-	(1,000,000)
Other receivables	90,663	-
Purchase of property and equipment	(7,314,299)	(41,675)
Net Cash Used in Investing Activities	(7,646,629)	(1,041,675)
Net Cash Used in Discontinued Investing Activities	(17,882)	-
FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	12,540,776	2,038,192
Proceeds from notes payable	311,407	-
Repayment of line of credit	(1,324,336)	(1,500,000)
Cash received from subsidiary	-	531,460
Proceeds from related party loans	-	424,300
Proceeds from preferred stock	-	8,896,001
Cash received on stock subscriptions	1,600,119	-
Proceeds from line of credit	96,884	3,000,000
Repayment of notes payable	(489,486)	(509,746)
Repayment of related party loans	(4,004)	(691,853)
Net Cash Provided by Financing Activities	12,731,360	12,188,354
Net Cash Used in Discontinued Financing Activities	-	(20,140)
NET INCREASE (DECREASE) IN CASH	(2,830,326)	1,274,131
CASH AT BEGINNING OF PERIOD	8,403,731	659,009

CASH AT END OF PERIOD	$5,573,405	$1,933,140

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$143,139	$185,696
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$-	$292,517
Common stock issued upon conversion of preferred stock	$1,907,273	$2,243,163
Common stock issued for equipment	$-	$195,360
Common stock issued for acquisition of subsidiaries	$4,602,500	$-
Common stock issued for debt discount	$-	$24,500
Common stock issued for line of credit fee	$-	$200,003
Common stock cancelled for assets	$-	$(1,291,746)
Common stock issued for subsidiaries	$-	$58,919,384
Debt issued for equipment	$137,693	$-
Note receivable settled for solar panel inventory	$2,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014 and 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of September 30, 2014 consists of solar panels, battery components, motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $2,332,496. The inventory is valued net of an allowance of $300,000 as of September 30, 2014. The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Issuances of Common Stock

During the nine months ended September 30, 2014, the Company issued 6,386,729 shares of its common stock upon the conversion of 570,000 shares of preferred stock and accrued dividends of $1,907,273.  On February 12, 2014 the Company issued an aggregate of 1,750,000 shares of its common stock (including 1,725,000 shares for personal goodwill) to acquire all of the outstanding shares of Kenmont Solutions Capital GP, LLC a company owned by Donald Kendall, Jr. Thereupon the Company formed Blue Earth Capital, Inc. to operate as its finance raising subsidiary. The shares were valued at $2.63 per share. (See Note 5). The Company issued 10,630,243 common shares upon the exercise of warrants and options for cash and net subscriptions receivable of $12,515,876. The Company issued 572,961 common shares for services valued at $1,425,814.

Credit Line Payable

During the nine months ended September 30, 2014, the Company repaid $1,324,336 on the line of credit. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s assets.

Related Party Notes Payable

During the nine months ended September 30, 2014, the Company also repaid $4,004 of principal on related party notes payable. The related party notes payable are due on demand, accrue interest at 12% per annum and are unsecured.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (continued)

Loan Receivable

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013, which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company had agreed to make a $6.5 million loan in solar projects. $2,000,000 was loaned as of December 31, 2013. Our commitment to lend up to an additional $4,500,000, as verbally extended, expired on March 31, 2014. The loan is collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan is to be repaid during the construction phase of the projects. On July 17, 2014, the Company took full physical possession of the panels in satisfaction of the loan.

NOTE 4 - DISCONTINUED OPERATIONS

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

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended December 31, 2013 and September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2012	19,807,876	$1.63	7.04	$32,194,216
Granted	3,600,000	$1.18	10.00
Granted	3,000,000	$0.01	10.00
Granted	2,400,000	$1.18	10.00
Granted	1,400,000	$0.01	10.00
Granted	1,000,000	$1.00	10.00
Granted	200,000	$0.01	10.00
Granted	200,000	$2.00	5.00
Granted	250,000	$0.01	5.00
Granted	2,300,000	$0.01	10.00
Granted	4,292,500	$3.00	3.00
Granted	4,029,154	$6.00	3.00
Granted	430,902	$1.75	5.00
Forfeited	(9,276,906)	$(2.40)	--
Exercised	(8,001,119)	$(1.60)	--
Balance Outstanding, December 31, 2013	25,632,407	$1.69	6.52	$40,983,200
Exercised	(11,174,929)	$(2.34)	--
Expired	(3,577,714)	$(3.00)	--
Granted	8,521,654	$6.00	--
Balance Outstanding September 30, 2014	18,201,418	$5.40	5.77	$65,174,796
Exercisable, September 30, 2014	12,526,418	$3.61	4.65	$67,660,296

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - STOCK PURCHASE WARRANTS AND OPTIONS (continued)

A summary of the Company’s option activity during the periods ended December 31, 2013 and September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2012	960,761	$1.58	8.2	$ 1,520,695
Granted	10,000	$2.30	10
Granted	100,000	$2.90	10
Expired	(52,720)	$1.37	--
Exercised	(6,751)	$1.57	--
Balance Outstanding, December 31, 2013	1,011,290	$1.85	8.22	$1,851,695
Granted	1,500,000	$2.00	10
Granted	150,000	$3.00	10
Granted	52,720	$1.37	10
Granted	120,000	$2.45	3
Granted	160,000	$2.27	--
Granted	100,000	$2.54	--
Granted	60,000	$3.00	--
Granted	5,000	$3.10	--
Forfeited	(94,181)	$1.57	10
Exercised	(81,041)	$1.35	10
Balance Outstanding, September 30, 2014	2,983,788	$2.07	7.22	$ 6,408,395
Exercisable, September 30, 2014	747,551	$2.15	8.12	$ 1,544,885

NOTE 6 - ACQUISITIONS

Effective January 31, 2014, Blue Earth Capital. Inc., “BEC”, a newly formed subsidiary of the Company, entered into a merger agreement with Kenmont Solutions Capital GP, LLC “KSC” wherein BEC purchased all of the issued and outstanding shares of KSC in exchange for  1,750,000  shares of restricted common stock of the Company issued to Donald R. Kendall, Jr. the founder of KSC.  These shares were valued based on the quoted market price on the effective date of the transaction, at $2.63 per share, or $4,602,500.  The cost of assets acquired was capitalized and is to be amortized over the estimated useful life of 3 years. The Company purchased KSC to gain access to the knowledge and lending base accumulated over the years by the founder of KSC.

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

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of assets as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Office and computer equipment	$356,444	$323,185
Software	96,727	95,831
Manufacturing and installation equipment	413,140	402,063
Leasehold improvements	759,304	759,304
Cogeneration plants (under construction)	51,272,625	-
Vehicles	435,825	262,011
Sub Total	53,334,065	1,842,493
Accumulated Depreciation	(1,085,757)	(984,282)
Net	$52,248,308	$858,212

Depreciation expense was $101,475 and $65,711, for the nine months ended September 30, 2014 and 2013, respectively. Approximately $423,205 of the Company’s property and equipment serves as security against its long-term debt. Depreciation of the cogeneration plants will commence when the plants are placed in service during the latter part of 2014 or early 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Equipment Purchase Commitments

The Company has entered into equipment purchase agreements whereby it has committed to paying approximately $12,147,644 for electrical co-generation equipment. The Company has made deposits of approximately $5,266,873 (21% of the total commitment) toward the purchase of the equipment which is included in construction in progress-property and equipment. The balance of the purchase price will be due upon acceptance of the equipment by the Company in accordance with progress payments as set out in the purchase contracts.

Pending Arbitrations

The Company and two consultants, have filed demands for arbitration with the American Arbitration Association (“AAA”).  Consultants allege that the Company, specifically Johnny R. Thomas, CEO, have violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with the Company.  They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. The Company alleges that the Consultants failed to perform consulting work as required and never intended to perform under the Consulting Agreement. The Company expects to prevail in this arbitration proceeding and does not expect said action to have any material adverse consequences to the Company.

The Company has filed a demand for arbitration with the AAA and National Energy Partners and its subsidiary, Hawaii Solar, LLC,(“NEP”) have counter-claimed.  The Company alleges that NEP is in arrears on the payment of EPC services performed by the Company for construction work on the 24 schools in Hawaii contracted for between the parties. The Company further alleges that NEP provided deficient design drawings and interfered with the construction of the projects and engaged in negligence, fraud and/or willful misconduct.  NEP alleges that the Company has failed to perform the contracted EPC services in a timely, proper manner and desires to validate termination of the contract in the arbitration process. The Company expects to prevail in this dispute, which would result in no material adverse consequences to the Company, other than legal costs and a delay in the recognition of revenue. However, if NEP prevails, the Company is likely to lose about $1.6 million on the work performed to date, as well as a possibility of limited damage payments. On August 6, 2014, the Company, commenced a civil action in Hawaii for declaratory and injunctive relief and damages against NEP.  Subsequent to the Company commencing the above-described arbitration, it learned that NEP did not possess a Hawaii contractor license.  The Company then withdrew its demand for arbitration without prejudice.  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable, the arbitration provision in the subcontracts is unenforceable and the pending arbitration should be terminated.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Pending Litigation

On October 24, 2014, a class action lawsuit, captioned “Jordan Cianci, individually and on behalf of all others similarly situated v. Blue Earth, Inc., Johnny R. Thomas (an executive officer), Brett Woodard (an executive officer) and John Francis (a non-executive officer)”, was filed in United States District Court Central District of California (Case No. 2:14-cv-08263) against Blue Earth, Inc. and the aforementioned officers of the Company.  The complaint is based, in large part, on the allegations contained in an anonymous article posted on October 21, 2014 on the website “SeekingAlpha.com”.  The Company has previously responded to the “SeekingAlpha” allegations in a press release dated October 21, 2014 and refuted the veracity of the claims made in the article.  The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

NOTE 9 - OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate and discreet financial information is available and is evaluated regularly by the chief operating decision-maker in assessing performance and determining how to best allocate Company resources. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the business plan, budgets, profitability and cash flows of each respective segment.

The Company has two principal operating segments: (1) energy efficiency and technology and (2) construction of energy facilities owned by third parties. Later this year or early in 2015, a third segment will be introduced when energy is produced from facilities built and owned by the Company. These operating segments were delineated based on the nature of the products and services offered.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the nine months ended September 30, 2014 and 2013:

	Energy
	Efficiency and Technology	Construction	Corporate	Consolidated
September 30, 2014
Revenues	$5,271,244	$4,201,724	$--	$9,472,968
Cost of sales	2,083,743	3,807,014		5,890,757
Depreciation and amortization	1,047,137	1,415,648	1,026,719	3,489,504
General and administrative	5,038,517	5,393,902	7,515,555	17,947,974
Other income (expense)	9,605	181,776	(576,891)	(385,510)
Net income (loss)	$(2,888,548)	$(6,233,064)	$(9,119,165)	$(18,240,777)
Total assets	$2,204,754	$4,986,354	$82,155,184	$89,166,292

	Energy
	Efficiency	Construction	Corporate	Consolidated
September 30, 2013
Revenues	$2,504,499	$4,461,710	$--	$6,966,209
Cost of sales	1,000,589	3,232,311	--	4,232,900
Depreciation and amortization	479,389	1,397,143	16,555	1,893,087
General and administrative	2,312,764	2,166,386	8,665,552	13,144,702
Other (expense)	(21,691)	(1,060)	250,568	227,817
Net income (loss)	$(1,309,934)	$(2,335,190)	$(8,431,539)	$(12,076,663)
Total assets	$855,388	$6,047,726	$70,554,307	$77,457,421

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

On October 4, 2014, the Company issued 33,074 shares of its common stock for services valued at $2.46 per share. On October 8, 2014, the Company granted options to purchase 105,000 shares of its common stock pursuant to an employment agreement. The options vest 1/3 each year commencing on September 15, 2017 at an exercise price of $3.10 per share.

On October 30, 2014, the Company closed on an agreement to acquire an equity stake in PowerGenix for $10 million payable through a combination of cash ($2 million) and Company restricted common shares (3,729,604) valued at $2.145 per share. The restricted shares are subject to a lock up/leak out agreement. Reciprocal equity ownership is designed to fund PowerGenix and maximize the working relationship between the two companies.

The Company has been granted exclusive marketing rights to use the proprietary PowerGenix Nickel-Zinc (“NiZn”) batteries to produce intelligent digital NiZn energy storage systems using the Company’s proprietary intellectual property for a number of market verticals including: Stationary UPS Systems in the Data Center, Military, Telecom, Utility, Renewable Energy, Motor Start-Up, Frequency Regulation, Peak Shaving/Shifting and Demand Shifting market segments. The marketing rights are global for most market verticals.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. All statements other than statements of historical facts included in this report are forward-looking statements. These statements relate to future events or to the Company’s future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Readers should not place any undue reliance on forward-looking statements since they involve known and unknown, uncertainties and other factors which are, in some cases, beyond the Company’s control which could, and likely will, materially affect actual results, levels of activity, performance or achievements. Any forward-looking statement reflects the Company’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to operations, results of operations, growth strategy and liquidity. Such risks, uncertainties and other factors, which could impact the Company and the forward-looking statements contained herein are included in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial facilities and industrial facilities. The Company also owns, manages and operates independent energy generation systems constructed in conjunction with these services.

The Company has expanded its comprehensive energy solutions offerings through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following six business units: Blue Earth Solar; Blue Earth CHP; Blue Earth EMS; Blue Earth PPS, Blue Earth Capital and Blue Earth EPS. Blue Earth EMS, Blue Earth EPS and Blue Earth PPS are part of the Energy Efficiency and Technology operating segments.  Blue Earth Solar and Blue Earth CHP are part of the Construction operating segments. As energy sales come online from facilities owned and built by the Company’s Blue Earth Solar or Blue Earth CHP business units, a third operating segment will be introduced. The primary strategic objective for the respective business units is to provide services which establish and build brand awareness about the comprehensive energy efficiency and alternative/renewable solutions provided by the Company to its existing and future customers.

The Blue Earth Solar unit of the Company has built and owned a 500,000 watt solar powered facility on the Island of Oahu, Hawaii, which it recently sold. It has also built, operates and manages seven solar powered facilities in California and is designing and permitting numerous other projects. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services offered include the development, engineering, construction, operation and periodic warranty maintenance and in certain cases, financing of small and medium scale alternative/renewable energy plants including solar photovoltaic (PV), Combined Heat and Power (“CHP”) or on-site cogeneration and fuel cells.  Although the Company has a limited operating history and limited revenues in comparison to the size of the projects it has undertaken, as a result of the Company’s acquisitions, it is staffed with experienced CHP personnel.

The Blue Earth CHP unit builds, owns, operates and/or sells the energy plants or build them for the customer to own. As we continue to expand our core energy services business as an independent energy producer, we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term energy purchase agreements to utilities and long-term take or pay contracts to our industrial customers. The Company also intends to finance alternative and renewable energy projects through industry relationships. Blue Earth CHP recently added personnel and facilities enabling it to develop, construct and maintain backup generators and cogeneration systems in the New York metropolitan area. It plans to grow the segment into other East Coast and Mid-West metropolitan markets. This broadens BE CHP’s offerings to include co-generation systems and back-up generators for large commercial buildings in addition to the large industrial manufacturing facilities already served by BE CHP.

The Blue Earth EMS unit provides our customers with a variety of measures to improve the efficiency of their facilities’ energy consumption by designing, developing, engineering, installing, operating, maintaining and monitoring their major building systems, including refrigeration, lighting and heating, ventilation and air-conditioning. We offer our utility customers, energy efficiency programs, such as our proprietary Keep Your Cool™ refrigeration program, adopted by many utilities in California, targeted to their small and medium-sized commercial customers. Our utility based, rate-payer incentive programs, are designed to help commercial businesses use less energy through the upgrade of existing equipment with new, more efficient equipment that helps reduce demand for electricity, lower energy bills and also enable utilities to satisfy state-mandated energy reduction goals. In addition to designing and administering the utility program, we perform the technical audits, sell the program to the commercial customer and in most instances, provide the installation of the equipment.

Proprietary technologies owned by the Company are the PeakPower® System (Blue Earth PPS unit) and the UPStealth®System (Blue Earth EPS unit). The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning  with a potential market of thousands of facilities, such as super markets and food processing, restaurants and C-stores, drug and discount stores.  Revenues are expected to ramp up in 2015, as the Company is making some system changes before a commercial roll out in 2015. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, unscheduled and costly service calls.

Management believes based on its knowledge of the industry, that the patent pending UPStealth® System is the only energy efficient, intelligent Nickel Zinc digital battery backup management system that was designed to power signalized traffic intersections during loss of utility power.  This system has been tested, approved and installed in several cities and municipalities throughout the United States.  The UPStealth® System is designed as an alternative to lead-acid battery backup systems, enabling the Company’s business unit, Blue Earth EPS, to provide its customers with an environmentally friendly product that is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  The innovative UPStealth® battery backup management system can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems. Compared to lead-acid battery backup systems, the total cost of ownership for the UPStealth® is typically less, requires less maintenance, performs several years longer, and eliminates costly hazardous disposal issues. We also offer a finance program, which allows cities and municipalities to replace existing systems without capital expenditures.

There are several other market verticals where we believe both of our proprietary technologies can be applied, separately, or in combination, as a viable, cost effective solution. Examples include: back-up energy storage systems for data centers, oil and natural gas wells, remote cell towers, risk management services, and demand response systems to decrease energy usage during peak load pricing periods charged by utilities.

Actual Results of Operations

Our revenues are derived from professional service contracts to provide energy efficient solutions and technology, and the construction of energy facilities owned by third parties. By late 2014 or the beginning of 2015 we expect to add a third revenue stream from energy sales generated from facilities built and owned by the Company.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013 (Actual)

Revenues

The Company recognized $2,678,179 of revenue for the three months ended September 30, 2014, as compared to $2,267,912 for the three months ended September 30, 2013, an increase of $410,267 or 18.1%. The current year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,963,572) and Construction ($714,607).  The prior year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($966,311) and Construction ($1,301,601). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were positively impacted by a new contract with a national chain of convenience stores, increase in website sales, and increased sales of UPStealth® battery backup management systems. Construction's revenues decreased due to pending arbitration of EPC contracts for solar generation projects in Hawaii.

	Three Months Ended September 30,		Change
	2014	2013	$	%
Energy Efficiency and Technology
Battery backup systems	$468,750	$6,195	462,555	746
Energy efficiency	1,494,822	960,116	534,706	56
Total Energy Efficiency and Technology	1,963,572	966,311	997,261	103
Construction
Solar construction	714,607	1,301,601	(586,994)	(45)

Total revenue	$2,678,179	$2, 267,912	410,267	18

Cost of Sales and Gross Profit

Costs of sales for the three months ended September 30, 2014 were $1,975,398 resulting in a gross profit of $702,781 or 26.2% of revenues. Energy Efficiency and Technology had a gross profit of $1,113,867 or 56.7% compared to a loss of $411,087 or negative 57.5% for Construction. Construction division losses for the quarter were the result of an increase in bad debt reserves reflecting revised estimates of collectability. By comparison, during 2013 we had a cost of sales of $1,090,979 with a gross profit of $1,176,933 or 51.9%. Energy Efficiency and Technology had a gross profit of $587,721 or 60.8% compared to $589,212 or 45.3% for Construction.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $8,481,295 for the three months ended September 30, 2014 as compared to $5,969,805 for the three months ended September 30, 2013, an increase of $2,511,490 or 42.1%.  In 2014, approximately $2,183,597 (25.7%) of the operating expenses were from Energy Efficiency and Technology and $3,904,468 (46%) were from Construction. The balance of $2,393,230 (28.1%) for 2014 was corporate administrative expense. Approximately $2,098,070 (23.0%) of the operating expenses was for payroll costs and $647,141 (7.1%) was for consulting and professional fees in 2014. The increase in operating expenses for 2014 included $2,360,726 for a reserve recorded against solar panels and other costs related to its construction projects in Hawaii.

In 2013 approximately $1,185,308 (19.9%) of the operating expenses were from Energy Efficiency and Technology and $1,437,374 (24.1%) were from Construction. The balance of $3,347,123 (56.1%) for 2013 was corporate administrative expense. Approximately $1,179,222 (19.8%) of the operating expenses was for payroll costs and $2,139,055 (35.8%) was for professional fees in 2013.

In 2014, operating expenses include stock compensation expense of $771.730 (9.1%) compared to $2,648,916 (44.4%) in 2013. We recorded depreciation and amortization expense of $1,207,118  in 2014 compared to $694,405 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2014 was $(63,962) compared to $(113,206) for the three months ended September 30, 2013. The decrease was primarily attributable to a reduction of interest expense to $68,676 in the third quarter of 2014 compared to $113,728 in the third quarter of 2013. The change was due to the repayment of a line of credit in the first half of 2014.

Net Loss

Net loss was $7,842,476 for the three months ended September 30, 2014 as compared with a net loss of $5,067,962 for the three months ended September 30, 2013, an increase of $2,774,514.  Excluding the non cash expenses of common stock for services and amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $5,923,888 and $1,746,782 for 2014 and 2013, respectively.   The increase is attributable primarily to the impairment of solar panels and other assets related to construction projects in Hawaii. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $7,856,355 in 2014 compared to $6,465,372 in 2013 after taking into account dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.12 per share in 2014 compared to $0.11 in 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013 (Actual)

Revenues

The Company recognized $9,472,968 of revenue for the nine months ended September 30, 2014, as compared to $6,966,209 for the nine months ended September 30, 2013, an increase of $2,506,759 or 36.0%. The current revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($5,271,294) and Construction ($4,201,724).  The prior year revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($2,504,499) and Construction ($4,461,710). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth® battery backup management systems. Construction's revenues decreased due to pending arbitration of EPC contracts for solar generation projects in Hawaii.

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Energy Efficiency and Technology
Battery backup systems	$749,327	$6,195	743,132	1200
Energy efficiency	4,521,917	2,498,304	2,023,613	81
Total Energy Efficiency and Technology	5,271,244	2,504,499	2,766,745	110
Construction
Solar construction	4,201,724	4,461,710	259,986	(6)

Total revenue	$9,472,968	$6,966,209	2,506,759	36

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2014 were $5,890,757 resulting in a gross profit of $3,582,211 or 37.8% of revenues. Energy Efficiency and Technology had a gross profit of $3,187,501 or 60.5% compared to $394,710 or 9.4% for Construction. By comparison, during 2013 we had a cost of sales of $4,232,900 with a gross profit of $2,733,309 or 39.2%. Energy Efficiency and Technology had a gross profit of $1,503,910 or 60% compared to $1,229,399 or 27.6% for Construction.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $21,437,478 for the nine months ended September 30, 2014 as compared to $15,037,789 for the nine months ended September 30, 2013, an increase of $6,399,689 or 42.6%.  In 2014 approximately $6,085,654 (28.4%) of the operating expenses were from Energy Efficiency and Technology and $6,809,550 (31.8%) were from Construction. The balance of $8,542,274 (39.8%) for 2014 was corporate administrative expense. Approximately $6,101,797 (28.4%) of the operating expenses was for payroll costs and $3,136,886 (14.6%) was for consulting and professional fees in 2014.

In 2013 approximately $2,792,153 (18.6%) of the operating expenses were from Energy Efficiency and Technology and $3,653,529 (23.7%) were from Construction. The balance of $8,682,107 (57.7%) for 2013 was corporate administrative expense. Approximately $3,806,455 (20.5%) of the operating expenses was for payroll costs and $3,265,305 (21.7%) was for professional fees in 2013.

In 2014, operating expenses include stock compensation expense of $4,108,801 (19.2%) compared to $6,688,962 (44.5%) in 2013. We recorded depreciation and amortization expense of $3,489,504 in 2014 compared to $1,893,916 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2014 was $(385,510) compared to $227,817 for the nine months ended September 30, 2013. The decrease was primarily attributable to gain on settlement of debt which decreased to $-0- in 2014 compared to $637,097 in 2013 offset in part by a decrease in interest expense from $409,802 in 2013 to $406,557 in 2014. The change in gain on settlement of debt was due to the conversion of debt into equity in 2013. The change in interest expense was the result of borrowing of a line of credit in the second quarter of 2013 which was repaid in 2014.

Net Loss

Net loss was $18,240,777 for the nine months ended September 30, 2014 as compared with a net loss of $12,285,522 for the nine months ended September 30, 2013, an increase of $5,955,255.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $10,731,538 and $3,764,748 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $19,744,359 in 2014 compared to $14,341,273 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted to common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.24 per share in 2014 compared to $0.41 in 2013.

Pro Forma Results of Operations

Our revenues are derived from professional service contracts to provide energy efficient solutions and technology, and the construction of energy facilities owned by third parties. By the end of 2014 or early 2015 we expect to add a third revenue stream from energy sales generated from facilities built and owned by the Company. The following pro forma results of operations are presented as though the acquisitions of IPS, MPS and IP took place on January 1, 2013.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013 (Pro Forma)

Pro Forma Revenues

The Company recognized $2,678,179 of revenue for the three months ended September 30, 2014, as compared to $2,274,178 an increase of $404,001 or 17.8%. The current revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,963,572) and Construction ($714,607).  The prior year revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($962,426) and Construction ($1,464,881). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth® battery backup management systems. Construction's revenues decreased due to pending arbitration of EPC contracts for solar generation projects in Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2014 were $1,975,398 resulting in a gross profit of $702,781, or 26.2% of revenues. Energy Efficiency and Technology had a gross profit of $1,113,867 or 56.7% compared to a loss of $411,087 or negative 57.5% for Construction. Construction division losses were the result of an increase in bad debt reserves reflecting revised estimates of collectability. By comparison, during 2013 we had a cost of sales of $1,130,922 with a gross profit of $1,143,256 or 50.3%. Energy Efficiency and Technology had a gross profit of $436,932 or 45.4% compared to $752,492 or 51.4% for Construction.

Pro Forma Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $8,481,295 for the three months ended September 30, 2014 as compared to $5,969,805 for the three months ended September 30, 2013, an increase of $2,511,490 or 42.0%.  In 2014 approximately $2,193,597 (25.9%) of the operating expenses were from Energy Efficiency and Technology and $3,904,468 (46%) were from Construction. The balance of $2,383,230 (28.1%) for 2014 was corporate administrative expense. Approximately $2,098,070 (23.0%) of the total operating expenses was for payroll costs and $647,141 (7.1%) was for consulting and professional fees in 2014. The increase in operating expenses for 2014 included $2,360,726 for a reserve recorded against solar panels and other costs related to its construction projects in Hawaii.

In 2013 approximately $2,450,462 (39.3%) of the operating expenses were from Energy Efficiency and Technology and $1,815,388 (29.1%) were from Construction. The balance of $1,971,649 (31.6%) for 2013 was corporate administrative expense. Approximately $1,285,828 (20.2%) of the operating expenses was for payroll costs and $2,045,556 (35.1%) was for professional fees in 2013.

In 2014, operating expenses include stock compensation expense of $771,730 (9.1%) compared to $2,648,916 (44.4%) in 2013. We recorded depreciation and amortization expense of $1,207,118  in 2014 compared to $841,555 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2014 was $(63,962) compared to $(113,207) for the three months ended September 30, 2013. The decrease was primarily attributable to the payoff of the line of credit in the third quarter of 2014.

Pro Forma Net Loss

Net loss was $7,842,476 for the three months ended September 30, 2014 as compared with a net loss of $5,369,334 for the three months ended September 30, 2013, an increase of $2,473,142.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $5,923,888 and $2,048,154 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year, however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $7,856,355 in 2014 compared to $7,425,085 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted into common shares by June 30, 2014, so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.12 per share in 2014 compared to $0.12 in 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013 (Pro Forma)

Pro Forma Revenues

The Company recognized $9,472,968 of revenue for the nine months ended September 30, 2014, as compared to $7,125,604 an increase of $2,347,364 or 32.9%. The current revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($5,271,244) and Construction ($4,201,724).  The prior year revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($2,500,614) and Maintenance ($4,624,990). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth® battery backup management systems. Construction's revenues decreased due to pending arbitration of EPC contracts for solar generation projects in Hawaii.

Pro Forma Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2014 were $5,890,757 resulting in a gross profit of $3,582,211 or 37.8% of revenues. Energy Efficiency and Technology had a gross profit of $3,187,501 or 60.5% compared to $394,710 or 9.4% for Construction. By comparison, during 2013 we had a cost of sales of $4,379,804 with a gross profit of $2,745,800 or 38.5%. Energy Efficiency and Technology had a gross profit of $1,353,121 or 54.1% compared to $1,392,679 or 30.1% for Construction.

Pro Forma Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $21,437,478 for the nine months ended September 30, 2014 as compared to $16,680,958 for the nine months ended September 30, 2013, an increase of $4,756,520 or 28.5%.  In 2014 approximately $6,085,654 (28.4%) of the expenses was from Energy Efficiency and Technology and $6,809,550 (31.8%) were from Construction. The balance of $8,542,274 (39.8%) for 2014 was corporate administrative expense. Approximately $6,101,797 (28.4%) of the total operating expenses was for payroll costs and $3,136,886 (14.6%) was for consulting and professional fees in 2014.

In 2013 approximately $4,507,307 (24.3%) of the operating expenses were from Energy Efficiency and Technology and $3,941,543 (23.6%) were from Construction. The balance of $8,682,108 (52.1%) for 2013 was corporate administrative expense. Approximately $3,832,386 (23.2%) of the operating expenses was for payroll costs and $3,378,271 (20.1%) was for professional fees in 2013.

In 2014, operating expenses include stock compensation expense of $4,108,801 (19.2%) compared to $6,688,962 (44.5%) in 2013. We recorded depreciation and amortization expense of $3,489,504 in 2014 compared to $2,458,433 in 2013. The increase was due to the amortization of the purchase price of Millennium Power Solutions and Intelligent Power which were purchased during 2013 and Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Pro Forma Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2014 was $(385,510) compared to $(18,957) for the nine months ended September 30, 2013. The decrease was primarily attributable to gain on settlement of debt which decreased to $-0- in the second quarter of 2014 compared to $637,487 in the second quarter of 2013 offset in part by a decrease in interest expense from $409,802 in 2013 to $406,557 in 2014. The changes were due to the conversion of debt into equity in 2013 and borrowing of a line of credit in the second quarter of 2013.

Pro Forma Net Loss

Net loss was $18,240,777 for the nine months ended September 30, 2014 as compared with a net loss of $13,916,201 for the nine months ended September 30, 2013, an increase of $4,324,576.  Excluding the non cash expenses of common stock for services, amortization of intangible assets acquired for stock and stock options/warrants issued for services the loss would have been $10,731,538 and $5,395,427 for 2014 and 2013, respectively.   The increase is attributable primarily to the warrants and options issued to management personnel issued in the previous year, however vesting in the current year. It also increased due to amortization of the assets acquired in the purchase of our new subsidiaries. The net loss attributed to common shareholders was $19,744,359, in 2014 compared to $15,971,952 in 2013 due to the dividends accrued on the Series C preferred stock and paid in common shares.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.24 per share in 2014 compared to $0.46 in 2013.

Liquidity and Capital Resources as of September 30, 2014 compared with December 31, 2013

Net cash used in operating activities during the nine months ended September 30, 2014 totaled $7,897,175 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $18,240,777, we incurred an increase in restricted cash of $881,942 that was partially offset by common stock options and warrants granted for services expensed at $2,682,987, common stock issued for services valued at $1,425,814 and depreciation and amortization of $3,489,504. We also decreased our accounts receivable $1,687,672 and construction in progress by $2,175,452.

Net cash used in operating activities during the nine months ended September 30, 2013 totaled $9,884,987 and resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $12,285,522, we incurred an increase in accounts receivable and billings in excess of $1,805,222 and an increase in construction in progress of $2,330,732. These outflows were partially offset by common stock warrants and options granted for services expensed at $4,813,425, common stock issued for services valued at $1,875,537, and depreciation and amortization of $1,893,916.  We also decreased our accounts payable and accrued expenses by $1,849,770 due to costs paid on construction in progress.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in investing activities during the nine months ended September 30, 2014 totaled $7,646,629 which included $7,314,299 for purchases of equipment and $422,993 invested in an equity subsidiary, offset by collections of notes receivable of $90,663. Net cash used in investing activities during the nine months ended September 30, 2013 totaled $1,041,675, of which $1,000,000 was invested in note receivable and $41,675 in purchases of equipment.

Net cash provided by financing activities during the nine months ended September 30, 2014 totaled $12,731,360 and resulted from $1,600,119 of collections on stock subscriptions receivable and $12,540,776 from the exercise of options and warrants. The cash inflows were partially offset by principal payments on notes payable and line of credit $1,813,822 and notes payable to related parties of $4,004.  Net cash provided by financing activities during the nine months ended September 30, 2013 totaled $12,188,354. These inflows primarily came from $2,038,192 of gross proceeds from the exercise of options and warrants, the issuance of preferred stock of $8,896,001, related party loans of $424,300 and proceeds of the line of credit of $3,000,000. The inflows were offset by payments on notes payable of $509,746 and notes payable to related parties of $691,853 and repayment of $1,500,000 on the line of credit.

At September 30, 2014, we had working capital of $9,121,794 including $5,573,405 in cash and cash equivalents compared with working capital of $14,321,543 at December 31, 2013.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The decrease in working capital was the result of our investment in CHP projects.

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

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $1,500,000 was funded and repaid during 2013. $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility and a second draw of $1,500,000 was subsequently borrowed by the Company. The balance was fully paid during the third quarter ended September 30, 2014.  Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  The Company has elected to not draw down any additional funds at this time and expects to replace this credit facility with larger debt agreements that meet our ongoing project finance requirements.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We intend to seek additional equity and/or debt financing in order to implement our business plan. In 2013, we completed a private placement of preferred stock of $8,517,315 and of options and warrants of $12,396,321. We raised an additional $12,540,776 as of September 30, 2014.  We have a line of credit for $10,000,000 of which $4,000,000 is available and we are currently using $-0- to meet our cash needs.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

On August 30, 2013 we entered into a Strategic Partnership Agreement, as amended on October 10, 2013, with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 10, 2013, which includes a commitment from Talesun to grant us engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects. NGP granted us EPC contracts for approximately 150 MW of projects over the next 20 months. EPC contracts have been signed for several projects, but project financing has not occurred; therefore, they are still considered pipeline. We loaned NGP $2,000,000, which was collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. Our commitment to lend up to an additional $4,500,000, as verbally extended, expired on March 31, 2014. We have agreed to accept $2,000,000 worth of the solar panels to be sold in satisfaction of the loan receivable.

On October 24, 2014, a class action lawsuit, captioned “Jordan Cianci, individually and on behalf of all others similarly situated v. Blue Earth, Inc., Johnny R. Thomas (an executive officer), Brett Woodard (an executive officer) and John Francis (a non-executive officer)”, was filed in United States District Court Central District of California (Case No. 2:14-cv-08263) against Blue Earth, Inc. (the “Company”) and the aforementioned officers of the Company.  The complaint is based, in large part, on the allegations contained in an anonymous article posted on October 21, 2014 on the website “SeekingAlpha.com”.  The Company has previously responded to the “SeekingAlpha” allegations in a press release dated October 21, 2014 and refuted the veracity of the claims made in the article.  The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

Related Party Transactions

The Company had no significant related party transactions during the three months ended September 30, 2014.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2014, Blue Earth, Inc. and its wholly-owned subsidiary, Blue Earth Solar, Inc,. (fka Xnergy), commenced a civil action for declaratory and injunctive relief and damages against NEP in the Circuit Court of the First Circuit of Hawaii (CIV No. 14-1-1694-08).  Subsequent to the Company commencing the above-described arbitration, it learned that Hawaii Solar did not possess a Hawaii contractor license and a Hawaii construction contractor license at any time.  The Company then withdrew its demand for arbitration without prejudice.  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable, the arbitration provision in the subcontracts is unenforceable and the pending arbitration should be terminated.

On October 24, 2014 a purported class action lawsuit, captioned “Jordan Cianci, individually and on behalf of all others similarly situated v. Blue Earth, Inc., Johnny R. Thomas [an executive officer], Brett Woodard [an executive officer] and John Francis [a non-executive officer]”, was filed in United States District Court Central District of California (Case No. 2:14-cv-08263) against Blue Earth, Inc. (the “Company”) and the aforementioned officers of the Company.  The complaint is based, in large part, on the allegations contained in an anonymous article posted on October 21, 2014 on the website “SeekingAlpha.com”.  The Company has previously responded to the “SeekingAlpha” allegations in a press release dated October 21, 2014 and refuted the veracity of the claims made in the article.  The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

The Company has been advised that Broadway Family Group LLC, a terminated consultant to Blue Earth, has commenced a civil action in the District Court, Clark County, Nevada.  The consultant alleges that the consulting agreement with the Company was terminated without cause as alleged by the Company and that its 1,200,000 warrants to purchase common stock at $1.18 per share became fully vested.  The Company believes the claims in the Complaint are without merit and will vigorously defend this matter.

ITEM 1A. RISK FACTORS.

Please see the risk factors under the heading “Risk Factors” beginning on page 25 in our Annual Report on Form 10-K for the year ended December 31, 2013, and on page 8 in our Prospectus dated May 14, 2014 included in our S-1 Registration Statement on file with the SEC, which are incorporated by reference herein. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2014, 10,000 restricted shares of Common Stock were issued to Davidoff  Hutcher & Citron LLP in exchange for $25,100 of accrued legal expenses.

The above shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on the representations and warranties contained in their investment intent letter.  No commissions were paid and no underwriter or placement agent was involved in these transactions.

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

BLUE EARTH, INC.
Date: November 14, 2014	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)