Form 10-K
period 2014-12-31
Blue Earth, Inc.
filed 2015-03-16
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Telephone: 702-263-1808

Telecopier: 702-263-1824

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC

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

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 63,764,005 shares (based on 72,549,095 issued and outstanding) computed by reference to the $2.45 per share price at which the common stock was last sold as of June 30, 2014, the last business day of the registrant’s second fiscal quarter was $156,221,812

As of March 9, 2015, there were 94,532,600 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2014 annual Meeting of Stockholders filed within 120 days of December 30, 2014 or will be included in an amendment to this Form 10-K filed within 120 days of December 30, 2014.

BLUE EARTH, INC. AND SUBSIDIARIES

PART I

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict,"  "forecast," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under "Risk Factors" that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks described in Risk Factors, important factors to consider and evaluate in such forward-looking statements include: (i) general economic conditions and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with acquisitions and other critical activities; (iii) changes in the Company's corporate strategy or an inability to execute its strategy due to unanticipated changes; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; (v) the failure of the Company to complete any or all of the transactions described herein on the terms and times currently contemplated; (vi) competitive factors in the industries in which we compete; (vii) changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); and (viii) other capital market conditions, including availability of funding sources. In light of these risks and uncertainties, many of which are described in greater detail elsewhere under Risk Factors, there can be no assurance that the forward-looking statements contained in this report will in fact transpire.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

Item 1. Business.

Overview

Blue Earth, Inc. and its subsidiaries (the “Company”) is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial facilities and industrial facilities. The Company also owns, manages and operates independent energy generation systems constructed in conjunction with these services.

The Company has expanded its comprehensive energy solutions offerings through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following six business units: Blue Earth Solar; Blue Earth CHP; Blue Earth EMS; Blue Earth PPS; Blue Earth Capital and Blue Earth EPS. Blue Earth EMS, Blue Earth EPS and Blue Earth PPS are part of the Energy Efficiency and Technology operating segments.  Blue Earth Solar and Blue Earth CHP are part of the Construction operating segments. As energy sales come online from facilities owned and built by the Company’s Blue Earth Solar or Blue Earth CHP business units, a third operating segment is expected to be introduced. The primary strategic objective for the respective business units is to provide services which establish and build brand awareness about the comprehensive energy efficiency and alternative/renewable solutions provided by the Company to its existing and future customers.

The Blue Earth Solar unit of the Company has built and owned a 500,000 watt solar powered facility on the Island of Oahu, Hawaii, which it sold in 2014.  Blue Earth Solar has also bought and sold the Lenape II solar project in Indianapolis, Indiana and is acting as the engineering, procurement and construction (EPC) contractor for the latter project.  It has also built, operates and manages seven solar powered facilities in California and is designing and permitting numerous other projects. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment. Our services offered include the development, engineering, construction, operation and periodic warranty maintenance and in certain cases, financing of small and medium scale alternative/renewable energy plants including solar photovoltaic (PV), Combined Heat and Power (“CHP”) or on-site cogeneration,  See “Corporate Strategy” below.  Although the Company has a limited operating history and limited revenues in comparison to the size of the projects it has undertaken, as a result of the Company’s acquisitions, it is staffed with personnel experienced in Solar and CHP.

The Blue Earth CHP unit builds, owns, operates and/or sells the energy plants or builds them for the customer to own. As we continue to expand our core energy services business as an independent energy producer, we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term energy purchase agreements to utilities and long-term take or pay contracts to our industrial customers.  The Company also intends to finance alternative and renewable energy projects through industry relationships.  In the fourth quarter of 2014, Blue Earth CHP added personnel and facilities enabling it to develop, construct and maintain back-up generators and cogeneration systems in the New York metropolitan area.   This broadens Blue Earth CHP offerings to include co-generation systems and back-up generators for commercial buildings in addition to the industrial manufacturing facilities already served by BE CHP.

The Blue Earth EMS unit provides our customers with a variety of measures to improve the efficiency of their facilities’ energy consumption by designing, developing, engineering, installing, operating, maintaining and monitoring their major building systems, including refrigeration, lighting and heating, ventilation and air-conditioning. We offer our utility customers energy efficiency programs, such as our proprietary Keep Your Cool® refrigeration program, adopted by many utilities in California, targeted to their small and medium-sized commercial customers. Our utility based, rate-payer incentive programs are designed to help commercial businesses use less energy through the upgrade of existing equipment with new, more efficient equipment that helps reduce demand for electricity, lower energy bills and also enable utilities to satisfy state-mandated energy reduction goals. In addition to designing and administering the utility program, we perform the technical audits, sell the program to the commercial customer and in most instances, provide the installation of the equipment. The Company also provides refrigeration and HVAC service to many San Franciso Bay area and San Diego area customers.

Proprietary technologies owned by the Company are the PeakPower® System (Blue Earth PPS unit) and the UPStealth® System (Blue Earth EPS unit). The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning  with a potential market of thousands of facilities, such as super markets and food processing, restaurants and C-stores, drug and discount stores. The Company is making some system changes before a commercial roll out. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, unscheduled and costly service calls.

Management believes based on its knowledge of the industry, that the patent pending UPStealth® System is the only energy efficient, nickel zinc digital battery backup management system designed to power signalized traffic intersections during loss of utility power.  This system has been tested, approved and installed in several cities and municipalities throughout the United States.  The Company intends to use the proprietary PowerGenix nickel zinc batteries, described below, to produce intelligent digital nickel zinc storage systems, using the Company’s proprietary intellectual property. The UPStealth® System is a nickel zinc battery backup system designed as an alternative to lead-acid battery backup systems, enabling the Company’s business unit, Blue Earth EPS, to provide its customers with an environmentally friendly product that is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.

The innovative UPStealth® nickel zinc battery backup management system can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems. Compared to lead-acid battery backup systems, the total cost of ownership for the UPStealth® nickel zinc battery system is typically less, requires less maintenance, performs several years longer, and eliminates costly hazardous disposal issues.  There are several other market verticals where we believe both of our proprietary technologies can be applied, separately, or in combination, as a viable, cost effective solution, as described below under “Corporate Strategy.”

Corporate Strategy

Our strategic objective is to provide our customers with turnkey energy solutions and help them identify and maintain low cost or even no cost savings opportunities to reduce or stabilize their energy related expenditures and lessen the impact of their energy use on the environment.

Key components to our corporate strategy include the following:

Our primary focus in the near term is expected to be organic growth within our construction operating segment, which includes combined heat and power (CHP), solar engineering, procurement, and construction (Solar EPC) and our energy efficiency (EE)/technology operating segment; although we continue to evaluate and consider strategic acquisition opportunities. Our organic growth focus in each of these areas is summarized as follows.

1)  CHP or Cogeneration:  Our business model is to construct and own, on a customer’s site under a long term lease, CHP or cogeneration systems, selling the thermal power to the customer and the electricity to the customer and the utility grid under long term power purchase agreements (PPAs). We have targeted initially large companies within the food-processing sector.  The Company is currently building an energy plant which we are designing, building, owning and operating for JBS Food Canada, (JBS) a wholly-owned subsidiary of JBS USA Holdings Inc., a large U.S. and international protein provider.  The energy plant is built on land leased from the host and the thermal and electric power is to be sold to the host under long term PPA’s with electricity sold to the local utility in certain cases.  On August 28, 2014, the Company announced it had signed an energy purchase agreement and land lease agreement with JBS in Brooks, Alberta, Canada to design, build, finance, own and operate a $29 million cogeneration energy facility which the Company expects to commence operations in 2015.  The PPA agreements with our customers will be on a take or pay basis at a guaranteed discount rate from what they currently pay to their local utility providers.

Effective December 1, 2014, Blue Earth, Inc. through its subsidiary, Sumter Heat & Power, LLC, a Nevada limited liability company, entered into an energy purchase agreement and land lease to engineer, design, build, finance, construct, own and operate a co-generation energy plant to be located at Pilgrim’s Pride Corporation’s (“Pilgrim’s Pride”) facility in Sumter, South Carolina.  Pilgrim’s Pride agreed to purchase thermal energy from this CHP facility.  Pilgrim’s Pride is a subsidiary of JBS Holdings Inc., and is one of the largest chicken producing companies in the world.  This is Blue Earth’s initial energy plant and is expected to be completed in or about the first quarter of 2015.

Blue Earth’s, Sumter, South Carolina, co-generation energy facility will utilize methane made from Pilgrim’s Pride’s digester for useful purposes such as hot water, electricity generation, as well as useable gas that can be used in the plant boilers. Insulated hot water storage tanks will also be part of the project to upgrade the current thermal system. Currently the methane is flared off into the environment. This system supports the sustainability efforts of Pilgrim’s Pride. All electrical energy generated by the co-generation facility will be sold to Duke Energy under a power purchase agreement.

In December 2013, and the first quarter of 2014, the Company ordered generators, costing approximately $7.8 million for several energy plants for which the total cost is expected to be approximately $32 million.  The Company made the equipment installment payments and construction costs from cash on hand.  The Company raised equity to build its first energy plants through an aggregate of approximately $24 million warrant exercise from June 2013 to September 2014.  In November 2014, the Company sold $10 million of equity to fund capital expenditures and other operating expenses in connection with its CHP and solar projects.   The Company will install, own and operate the systems at Alberta, Canada and Sumter, South Carolina selling thermal and electric power to the customer under ten year power purchase agreements with provisions for ten year extensions. The electricity generated from the energy plants is sold to the host and/or utilities on power purchase agreements.  The units are modular, so construction is primarily assembly that is expected to be completed with energy revenues from the Alberta, Canada and Sumter, South Carolina plants commencing in 2015.  The Company employs large engineering companies for selected engineering and procurement activities as budgeted and planned. The EPC contractor for Alberta is DCO Energy, as described below, and the EPC contractor for Sumter is Stellar Energy.

The purpose of the Company’s 2013 acquisition of IPS Engineering Inc. (IPS) and Global Renewable Energy Group Inc. (GREG) now known as BE CHP, was to acquire the plans and development of the above described CHP projects and the relationship with the customer.  As a result of this acquisition, the percentage of the Company’s total assets represented by construction in progress assets of $46,290,402 at December 31, 2013 and $56,022,580 at December 31, 2014, was approximately 54% and 55%, respectively.  The Company recognized revenues of $11,444 and a net loss of $319,931 for the year ended December 31, 2013 and $-0-, and $704,029 for the year ended December 31, 2014, from Blue Earth CHP.

2)  Solar EPC: Our initial strategy was to joint venture with under-financed solar developers in order to gain EPC gross margins that exceed the 8-12% common within the industry.  However,  a new solar management team was installed by the Company starting in February 2014 and based on their experiences the Company’s focus has shifted to also include larger utility scale projects. The Company has constructed seven (7) solar projects in California, and is designing and permitting numerous other projects, including many solar projects in Hawaii.  The Company has also signed a letter of agreement that provides the Company with the exclusive rights to acquire six projects in Mexico, totaling 273 MW’s that are in various stages of development.  Four of the projects are utility scale solar projects (totaling 105 MWs) and two are utility scale wind projects (168 MWs). Under the Agreement, if the transaction closes following due diligence, of which there is no assurance, the Company will issue shares of common stock and enter into a project development agreement for $2.5 million in cash.

On July 2, 2014, Lenape II Solar LLC, a Nevada limited liability company and wholly owned subsidiary of BE Solar (the “Lenape II Sub”) entered into a definitive asset purchase agreement with New Generation Power LLC (“NGP”) to acquire the Lenape II solar project in Indianapolis, Indiana.  On November 3, 2014, the Lenape II Sub entered into a Lease Agreement for the purpose of constructing and operating a solar photovoltaic array and associated solar equipment at the property located in Indianapolis.  On December 30, 2014, BE Solar sold all of the Membership Interests of the Lenape II Sub to NRG Solar DG, LLC.  Under the transaction, BE Solar will act as the EPC for the project which will be a 4.7 MW dc PV generating facility.  The Company has valued the combined return under the sale of assets and the EPC Agreement to be approximately $12.3 million.

Historically, the Company’s solar PV project pipeline for generating EPC revenue was large and generally not realized for various reasons, including site control, permitting, engineering, interconnect, and an inability to obtain project financing.  The Company’s current solar management team has significant experience in converting pipeline into backlog and completing projects and is focused on completing several projects in Hawaii, continuing construction on the approximate $12M Lenape project in Indiana and acquiring and seeking to develop utility scale projects, primarily in Mexico, as set forth above.  From the September 26, 2011 acquisition of BE Solar through December 31, 2013, the Company recognized total revenues of approximately $14,678,092  and approximately $9,001,110 during 2014.

3)  EE/Technology: Historically EE business has focused on installing lighting, refrigeration and HVAC equipment for our customers which, based on Management’s knowledge of the industry, we believe can reduce our customer’s costs by 25-60%.  We based our projected savings on our having provided energy efficiency services to approximately 11,000 small to medium sized commercial customers. The Company has verified these savings through its monitoring of customer electricity bills and by using energy monitoring equipment that measures energy consumption for comparing the energy used by the old equipment versus the new more effective energy efficient equipment.  We anticipate cross-selling to our larger CHP food processor customers. Our technology acquisitions also provide us proprietary intelligent battery storage technology and low cost, cloud based energy management systems that Management expects will give us a competitive edge with our commercial customers. The technology is expected to be added to our proprietary Keep Your Cool® utility program that has been accepted by many California utilities, which is expected to facilitate the roll out of our utility program across the United States.

Expand Scope of Product and Service Offerings.  We plan to continue to expand our offerings by including new types of energy efficiency services, products and improvements to existing products based on technological advances in energy savings strategies, equipment and materials. Through the acquisitions of Intelligent Power Inc. and Millennium Power Solutions, LLC and our investment in PowerGenix we significantly expanded our offerings of proprietary energy management and energy storage solutions, which have enhanced our capabilities to offer our customers comprehensive energy savings solutions.

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

Increase Recurring Revenue. We intend to continue to seek opportunities to increase our sources of recurring revenue as we continue to expand our core energy services business to become an independent power producer, or IPP, by selling the electricity, hot water, heat and cooling generated by on-site energy plants that we build and own under long term power purchase agreements, or PPA’s.

Utility Programs. We intend to offer utilities energy efficiency programs such as our Keep Your Cool® refrigeration program and broaden our utility program offerings to their small and medium-sized commercial and industrial customers.

Strategic Acquisitions. We will continue to identify and acquire energy management companies and technologies that will enable us to expand our capabilities in our alternative/renewable energy and energy efficiency products and services offerings.

The Company has recognized revenues of $18,260,758, $10,305,736, and $8,466,965 for the years ended December 31, 2014, 2013, and 2012, respectively, with net losses of $(27,614,459), $(25,473,394) and  $(9,607,134), respectively.  As of December 31, 2014, the Company had an accumulated deficit of $(91,845,834).

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

Effective January 1, 2011, Blue Earth acquired Castrovilla, Inc. based in Mountain View California which manufactures, sells and installs commercial refrigeration and freezer gaskets and sells and installs motors and controls to approximately 11,000 small commercial businesses operating under our Blue Earth EMS division.  See “Blue Earth EMS Division” below.

On September 7, 2011, Blue Earth acquired Xnergy, Inc., and its wholly owned subsidiary HVAC Controls & Specialties, Inc., a Carlsbad, California based energy services company.  Simultaneously, the Company purchased ecoLegacy, LLC, which served as a financing vehicle for Xnergy.  Xnergy, currently operating under our Blue Earth Solar division, provides a broad range of comprehensive energy solutions including the specialized mechanical engineering, the design, construction and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.   See “Blue Earth Solar Division” below.

Effective January 24, 2014, the Company sold HVAC Controls and Specialties to George Todd Peterson, its former owner, who was a key employee during the Company’s ownership of such subsidiary. The HVAC business unit was geographically isolated from the remainder of the energy efficiency and technology business units and was not expected to make significant contributions to the revenue growth of the Company as the larger projects of Blue Earth CHP and Blue Earth Solar units ramp up. The purchase price is $160,000, consisting of $70,000 of forgiveness of debt to buyer and buyer’s promissory note to the Company for $90,000. The note bears interest at 6% per annum. It is payable in monthly payments of $1,757.10 over a five (5) year period, due March 1, 2019.  The Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of HVAC, as discontinued.  Accordingly, revenues for the discontinued operations have been eliminated and there was no effect on the Company’s financial statements for 2014.

Blue Earth entered into a Purchase and Sale Agreement dated as of July 26, 2012, with White Horse Energy, LLC for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company which is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the first quarter of 2013.  In August 2014, the Company completed the sale of its Waianae solar facility to Kenyon Energy for approximately $2 million.  The sale of this project provided the Company with additional resources to apply toward CHP projects and set in motion a broader relationship with Kenyon Energy, a national, independent power producer providing direct, solar-generated electricity to municipalities, utilities and corporations.

On August 3, 2012, Blue Earth announced it acquired the exclusive right to construct seven (now six, as amended) different solar PV projects totaling approximately 3.5 megawatt DC in Hawaii.  These projects are located on the island of Oahu and are primarily ground mount solar systems.

The construction of the Sunvalley Solar PV projects located in California, began in the third quarter of 2012 and are completed and now Company operated.   The Sunvalley Solar projects have signed EPC agreements with the owners of the businesses for each of the respective construction sites. All of the customers have agreed to assign to the Company cash grants they receive for placing in service certain renewable energy projects under Section 1603 of the American Recovery and Reinvestment Act of 2009.  These utility incentives are an inducement for the utilities’ customers to buy energy efficient products by providing sales tax exemptions, credits or rebates on qualified products.  All of the projects are 1603 Grant eligible.  Cash grants have been received on six of the projects with the balance expected to be received during 2015. Based on a seven (7) year anticipated revenue stream from these projects and the above-described tax grants, Management has valued these projects at approximately $4 million.

On July 15, 2013, Blue Earth acquired IPS Power Engineering Inc. (“IPS”) an EPCM company (engineering, procurement construction and management) and an affiliated renewable energy company that specializes in the combined heat and power (“CHP”) alternative energy space operating under our Blue Earth CHP division.   Management believes, based on its knowledge of the industry, that Blue Earth CHP will enable the Company to become a significant independent power producer.  Blue Earth CHP is building two energy plants and developing several additional energy plants to sell the thermal and electric power to large customers and the local utilities through long-term power purchase agreements.  See “IPS Power Engineering Acquisition - under our Blue Earth CHP Division” below.

On July 24, 2013 Blue Earth acquired Intelligent Power Inc. (“IP”), which is now operating as our Blue Earth PPS division with patented demand response, cloud based technology, which allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning in thousands of facilities, such as, super markets, and food processing, restaurants and C-stores, drug and discount Stores.  Blue Earth PPS’s innovative PeakPower® System is a turnkey solution that monitors and controls energy and most of the equipment within the store.  The Company holds an issued patent on the roll-lock snap-on current transformer.  See “Intelligent Power Acquisition - Under our Blue Earth PPS Division” below.

On August 23, 2013, Blue Earth acquired Millennium Power Solutions (“BEEPS”), an intelligent digital battery technology company which is now operating as our Blue Earth EPS division.  BEEPS designs and manufactures intelligent, digital, rechargeable battery products and backup systems with twice the energy of lead acid batteries in a smaller form factor.  The environmentally friendly product is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  See “Millennium Power Solutions Acquisition - under our Blue Earth EPS Division” below.

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013, which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for approximately 150 MW of projects. The Company loaned NGP $2,000,000, which was collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan was to be repaid during the construction phase of the projects. On July 17, 2014, the Company took full physical possession of the panels in satisfaction of the loan. The panels were subsequently sold.

As of January 31, 2014, Blue Earth, through Blue Earth Capital, Inc. (“BEC”) purchased 100% of the equity interests in Kenmont Solutions Capital GP, LLC (“Kenmont”), a company owned by Donald R. Kendall, Jr., the Company’s Chief Executive Officer of Blue Earth Capital.  BEC will focus on sourcing equity and debt capital for the Company’s combined heat and power or co-generation projects; its solar PV projects and energy efficiency projects.  The capital formation entity will also source capital for strategic acquisition and joint development opportunities.

In June 2014, Blue Earth entered into an International Master Agent Agreement with PowerGenix Systems, Inc. (“PowerGenix”), a leading developer of high performance low-cost nickel-zinc (“NiZn”) batteries for automotive, industrial and uninterruptable power supply (“UPS”) systems.  Under the multi-year joint product development and international master agent agreements the Company will adapt Blue Earth’s proprietary, intelligent UPS traffic systems for use in, worldwide multiple market verticals, including digital data storage and server operations, grid storage, critical transportation operations, city infrastructure and emergency UPS markets.  PowerGenix’s patented NiZn battery technology is inherently a high power, high rate capable chemistry that is also ideally suited for grid applications such as frequency and voltage modulation, peak shaving, and Transportation & Distribution (T&D) deferral.  The batteries use an inflammable aqueous electrolyte, making them extremely safe and abuse tolerant across a wide temperature range.  PowerGenix, headquartered in San Diego, California also has a technology development and product engineering facility in Shenzhen, China that oversees its supply and raw material quality control, and provides direct support to its Asian customers.  PowerGenix NiZn batteries have been certified by China National Labs and PowerGenix is working with several major automotive OEMs and Tier1 suppliers worldwide on the Stop-Start and Micro-Hybrid markets.

On October 27, 2014, the Company entered into reciprocal stock purchase agreements to acquire an approximate 24.4% beneficial ownership in PowerGenix.  The purchase price was $10 million payable through a combination of cash ($2 million) and Blue Earth restricted common shares (3,729,604) valued at $2.145 per share, or an aggregate of $8 million. The restricted shares are subject to a lock-up/leak-out agreement.  Reciprocal equity ownership is designed to fund PowerGenix and maximize the working relationship between the two companies.  Under the terms of the purchase agreement, Johnny R. Thomas, CEO of Blue Earth, was elected to the Board of Directors of PowerGenix.  For as long as Blue Earth has the right to elect a member of the Board of directors, it is also entitled to designate a representative to attend PowerGenix Board of Directors meetings in a non-voting observer capacity.

PowerGenix owns over 100 patents on NiZn chemistry, of which approximately fifty percent have been issued. This strategic relationship allows Blue Earth to combine our intellectual property with their intellectual property to create disruptive products.

In June 2014, Blue Earth was granted exclusive marketing rights to use the proprietary PowerGenix Nickel-Zinc (“NiZn”) batteries to produce intelligent digital NiZn storage systems using Blue Earth’s proprietary intellectual property for a number of potentially multi-billion dollar market verticals including: Stationary UPS Systems in the Data Center, Military, Telecom, Utility, Renewable Energy, Motor Start-Up, Frequency Regulation, Peak Shaving/Shifting and Demand Shifting market segments. The marketing rights are global for most market verticals.  PowerGenix granted an exclusive worldwide royalty-free license to Blue Earth to PowerGenix intellectual property, which may be necessary or useful in order for Blue Earth to develop, manufacture, market and sell Blue Earth Smart Battery Products that include Standard Batteries sold to Blue Earth and/or any third party if PowerGenix is unable to supply sufficient quantities of Standard Batteries to Blue Earth.  The license is for six (6) years commencing with the initial commercialization of Smart Batteries or any other product under the Marketing Agreement.  To maintain exclusivity, blue Earth shall be required to make minimum purchases of PowerGenix Standard Batteries for each Blue Earth market vertical for a period of three (3) years, commencing upon the later of September 15, 2015, or the date that commercial products for each Blue Earth Market Vertical are certified by Blue Earth and PowerGenix.  The agreement contains customary provisions which enable Blue Earth to have certain access to PowerGenix intellectual property as needed to continue to manufacture, develop and market Blue Earth Smart Battery Products in the event PowerGenix is unable to do so.

On September 29, 2014, the Company announced the successful launch of Blue Earth Generator, Inc. (“BE Generator”).  BE Generator will develop, construct and maintain backup generators and cogeneration systems in the New York metropolitan area.  The division plans to expand into other East and West Coast and Midwest metropolitan markets.  In addition to the industrial manufacturing facilities serviced by BE CHP, BE Generator intends to provide cogeneration systems and backup generators for commercial buildings.

BE Generator’s certified technicians have over 150 years of combined experience servicing Caterpillar and most other major equipment providers’ power generation systems.  BE Generator’s factory-trained technicians are certified and experienced in standby/prime power generator and cogeneration installations.  They also service switchgear, heat recovery equipment, system controls and other balance-of-plant systems. The technicians provide preventative services/emergency maintenance, emission testing, fuel oil tank cleaning, loan bank testing, plant control balancing and general management services. Following NEPA 110 guidelines, Blue Earth technicians perform comprehensive inspections of emergency power supply systems. BE Generator also provides major overhauls to restore engines/CHP plants to original design specifications, with OEM approved parts, to ensure maximum plant performance. BE Generator is part of the BE CHP division.

As described above, the acquired companies’ operational activities are being conducted through the following six divisions:  Blue Earth EMS; Blue Earth Solar; Blue Earth CHP; Blue Earth PPS, Blue Earth Capital and Blue Earth EPS. The primary strategic objective for the respective divisions or business units is to build brand awareness about our comprehensive energy solutions provided by the Company to its current and future customers.

Management intends to accelerate introduction of our PeakPower® energy demand management system and the UPStealth® digital battery backup system by offering and installing them through energy management service and distribution companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service and distribution companies, including joint development, shared revenue, private label, licensing and  acquisition agreements, as may be appropriate, for each company and geographic territory.

We generate all of our revenues from professional services contracts. The contracts are of three types: construction management, refrigeration and HVAC services and energy efficiency installation. Our customers are billed according to individual agreements. Revenues from professional services are recognized on a completed-contract basis. Under the completed-contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered complete when all costs except insignificant items have been incurred and final acceptance has been received from the customer. However, in the event a loss on a contract is foreseen, we recognize the loss as incurred. We manufacture only a deminimus number of products. Our cost of sales is comprised of direct labor, parts purchased from third parties and other direct costs incurred in fulfilling the contracts.

The Company and DCO Energy, LLC (“DCO”) will form a limited liability company (“LLC”) that is expected to design and build a $17.4M Central Energy Center that will provide critical energy and thermal needs for a new hotel and casino (“Resort”) in Las Vegas, NV.  The LLC will design, build and operate the project.  The LLC is expected to receive long term recurring revenues through an Energy Sales Agreement with the Resort.  The utility contract associated with the Central Energy Center will generate annuity income over the twenty-five (25)-year term of the agreement.  The Central Energy Center is expected to provide utilities to the Resort at significantly lower prices than traditional utility procurement methods.  The new $115mm boutique Resort will be ideally located in close proximity to the famous Las Vegas Strip.  The Resort is intended to provide a truly differentiated Hotel and Gaming experience along with first-class dining provisions.  With 206 luxury guest rooms and dramatic architecture, this exciting resort is expected to mark the return of development in Las Vegas, as it will be the first ground up casino development to be completed in Las Vegas in nearly six years.

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

According to a “Clean Energy Trends 2013” report by Clean Edge, a Clean-Tech market authority, the fundamental global economic drivers for clean technology remain largely intact. Intensifying resource constraints (everything from freshwater to energy feedstocks) cannot be ignored, especially with a global population exceeding seven billion. In the aftermath of unprecedented climate interruption in the U.S. and abroad, resiliency and adaptation are becoming critical business and policy drivers as organizations scramble to meet a literally changing landscape. In the U.S., President Obama has signaled a strong commitment to expanding clean energy and energy efficiency in his second term calling for a doubling of renewable power by 2020.

We are a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium-sized commercial and industrial facilities. Our turnkey energy solutions enable our customers to reduce or stabilize their energy related expenditures and lessen the impact of their energy usage on the environment.

Corporate Structure

Our corporate structure for energy efficiency and alternative/renewable energy related acquisitions is designed to separate the acquired companies into six divisions of the Company, which are operated as separate business units in order to establish and build brand awareness about the comprehensive energy solutions provided by the Company.

Although our six divisions operate independently, they will work in concert to develop, manage, implement and monitor our turnkey energy solutions for small and medium-sized commercial and industrial customers, as well as our specific programs developed for utilities.

We believe that the implementation and execution of our corporate strategy will benefit our shareholders and attract investors who are looking at two bottom lines: financial profitability and social or environmental benefits produced by the Company and its products and services.

Blue Earth EMS Division

On January 19, 2011, Castrovilla Energy, Inc., a recently formed California subsidiary of the Company, acquired substantially all of the assets of Humitech of Northern California, LLC (“Humitech”), a California limited liability company and its related company, Castrovilla, Inc. (collectively, with Humitech, the “Castrovilla Acquisition”) with an effective date of January 1, 2011.  Founded in 2008, Castrovilla, Inc., changed its name to Blue Earth Energy Management Services Inc. and is part of our Blue Earth Energy Efficiency and Technology operating segment.  Blue Earth EMS has served approximately 11,000 small commercial businesses in Northern California with its 42 employees as of February 13, 2015.  Blue Earth EMS manufactures, sells and installs commercial refrigeration gaskets and strip curtains, which it sells and installs alongside many other energy efficiency products, such as EC motors, LED lights and a variety of control technologies. Blue Earth EMS’ strategy is to sell energy efficiency bundled retrofits (refrigeration, lighting, HVAC), to its customer base.

Blue Earth EMS participates in several ratepayer funded utility companies energy efficiency rebate programs, both through third-party programs and through its own small commercial business program,  Keep Your Coo®.  The  Keep Your Cool® program was created in response to a Request For Proposals put out by a local municipal utility, Silicon Valley Power.  Castrovilla’s proposal was accepted and the program funded several hundred thousand dollars.  This eventually resulted in contracts with over a dozen municipal utilities throughout Northern California to provide turnkey program administration and implementation.  In 2008, Castrovilla acquired the assets of Bay Area Refrigeration, a fully licensed commercial refrigeration contractor that had serviced the San Francisco Bay Area for some 30 years.

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

In addition to energy efficiency retrofits, Blue Earth EMS also has on-going refrigeration and HVAC contracts to provide periodic maintenance to numerous restaurants and other refrigerated facilities throughout the San Francisco Bay Area.  This includes 24 x 7 emergency refrigeration services.

In mid-2009 Blue Earth EMS opened an online-store (www.barefrigeration.com) to sell manufactured gaskets and strip curtains on both a wholesale and retail basis.  The web site also allows us to distribute refrigeration hardware, plumbing fixtures, kitchen equipment, water filtration, electrical and tools and accessories.

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

Blue Earth EMS Products and Services

In 2014 and 2013, Blue Earth EMS’s revenues were generated primarily from sales of parts and equipment for refrigeration and LED Case Lighting, refrigeration service, preventative maintenance, consulting, and web sales.  Currently, the only materials that are purchased in large quantities are its gasket materials.  All other inventory including EC motors, Anti-Sweat heaters (ASH) controllers, LED Case Lights and other hardware are kept in low quantities or purchased on an as needed basis.

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

Our management believes that the key to sustaining and expanding its program is to take part in or take advantage of a constant stream of technological innovation.  By identifying, evaluating and verifying the best new measures Blue Earth EMS is able to provide the approximately 11,000 small commercial customers it has served and bring in new ones.  In some cases Blue Earth EMS is introduced to customers through our work for other companies, which it can assimilate into Keep Your Cool®.

Blue Earth Business Strategy - Energy Efficiency

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

Blue Earth Solar Division

On September 7, 2011, Blue Earth, Inc. acquired Xnergy, Inc. (“Xnergy”), a Carlsbad, California based energy services company (the “Xnergy Acquisition”), which now operates as our Blue Earth Solar division.  Blue Earth Solar provides a broad range of engineering, procurement, construction, management services for distribution generation and utility scale solar PV projects.   The Solar EPC business unit benefits from tax incentive programs, which are in place through 2016. It is uncertain what the effect of the expiration of these tax incentive programs will have on the solar industry. Costs for solar projects, solar panels and other materials, have declined dramatically over the past few years due to the scale achieved by the solar industry. It is uncertain whether tax incentive programs will be extended and it is uncertain what the effect of the expiration will be if it occurs. Rising costs of power from traditional electric generation combined with economies of scale for solar make it difficult to predict the business consequences in 2017.

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

D. Jason Davis, as CEO of Xnergy, and Joseph Patalano as COO of Xnergy, entered into five-year employment agreements with the Company.  Their employment agreements included a bonus plan based upon sharing a percentage of earnings above certain minimum thresholds for the three fiscal years ending December 31, 2013,  none of which were met.  As of February 17, 2014, Messrs. Davis and Patalano resigned as officers, employees and directors of Xnergy and entered into a consulting agreement with the Company and the bonuses have been eliminated.  They chose to focus their business time on project development, rather than construction of projects.  In April 2014, Messrs. Davis and Patalano commenced arbitration proceedings against the Company.  See Item 3 “Legal Proceedings.”

Fiscal 2013 Acquisitions

We have continued to expand our comprehensive energy solutions business through the strategic acquisitions of IPS Power Engineering Inc. (“IPS”), Intelligent Power Inc.(“IP”) and Millennium Power Solutions LLC (“MPS”), during the third quarter of 2013.  Our acquisition of IPS, whose operations are now conducted under our Blue Earth CHP division, expands our alternative energy services offerings to private sector commercial customers including upgrades to a facility’s energy infrastructure and the design, construction, operation and maintenance of smaller-scale combined heat and power or CHP energy power plants.  IP, whose operations are conducted through our Blue Earth PPS division, developed our patented PeakPower® energy management system, which enables us to offer our utility customers and our small to medium-sized commercial and industrial customers a turnkey solution that helps them achieve their respective energy reduction goals.  MPS, whose operations are conducted through our Blue Earth EPS division, developed our proprietary UPStealth® battery backup system, which we believe based on Management’s knowledge of the industry, is the only lead-acid free, energy efficient, intelligent digital  Nickel Zinc battery backup system designed to power signalized traffic intersections during loss of power.

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

The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG. The Merger Consideration consisted of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately, but are subject to lock-up agreements; 150,000 Blue Earth shares issued as finders’ fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares on the dates that theCHP or co-generation power plants as mutually agreed to by Blue Earth and IPS, commence producing commercial power.

Intelligent Power Acquisition - under our Blue Earth PPS division

On July 24, 2013 Blue Earth completed an Agreement and Plan of Merger (the “Agreement”) with Intelligent Power, Inc. (“IP”), and the Stockholders of IP (the “IP Acquisition”).  IP is operated as a wholly-owned subsidiary of Blue Earth under our Blue Earth PPS division.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of Blue Earth Common Stock was issued to the former stockholders of IP.  The Merger Consideration was based on the ten-day average closing price of $2.88 for Blue Earth shares through June 8, 2013 when the agreement in principle was reached.

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

Hawaii Solar Energy Acquisitions

Hawaii has the largest Renewable Portfolio Standard in the US, requiring 40% of the state’s energy be supplied by renewable energy by 2030.  Hawaiian Electric Company’s (“HECO”) Feed-In-Tariff (“FIT”) program is designed to encourage the addition of more renewable energy projects in Hawaii.  Pre-established FIT rates and standardized FIT contract terms facilitate the process of selling renewable energy to HECO.

Blue Earth entered into a Purchase and Sale Agreement (the “PSA”) dated as of July 26, 2012, with White Horse Energy, LLC.  The PSA provided for the Company to acquire 100% of the issued and outstanding limited liability company interests in Waianae PV-02, LLC, a Hawaii limited liability company (the “SPE”). The SPE is the owner of certain rights to construct an approximately 497 kilowatt photovoltaic solar energy system in Waianae, Hawaii.  Construction began in the first quarter of 2013.  The SPE has a fully executed 20 year power purchase agreement with HECO.  The power generated by the plant will be sold to HECO in the form of kilowatt-hours (electricity).  The project was valued at approximately $2 million and consists of a solar PV system mounted on the ground.  In August 2014, the Company completed the sale of its Waianae solar facility to Kenyon Energy for approximately $2 million.  The sale of this project provided the Company with additional resources to apply toward CHP projects and set in motion a broader relationship with Kenyon Energy, a national, independent power producer providing direct, solar-generated electricity to municipalities, utilities and corporations.

On August 3, 2012, Blue Earth announced that it acquired the exclusive rights to construct seven (now six, as amended) different solar PV projects totaling approximately 3.5 megawatts DC in Hawaii.  One project is under construction and one project is in pre-construction.  The other four projects will not be built due to a change in the HECO approval process.  The projects are located on the island of Oahu and are primarily ground mount solar systems.

Market Size

Blue Earth, Inc. is a comprehensive provider of energy efficiency and alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. We also own, operate and manage independent power generation systems constructed (distributed solar PV generation systems and cogeneration systems) in conjunction with these services.

According to a April 2014 report from Navigant Research titled “Commercial Building Energy Efficiency Retrofits”, the worldwide market for energy efficiency retrofits in commercial buildings and public buildings will surpass $127 billion in annual market value by 2023. The report states that commercial and residential buildings account for 35 to 40 percent of energy consumption worldwide. Commercial buildings, in particular, consume large amounts of energy related heating, ventilation, air conditioning (HVAC), lighting, water heating and other building systems. Efforts by federal and state initiatives to reduce energy consumption and greenhouse gas emissions have led to the increasing deployments of energy efficiency retrofits for commercial and public buildings.

As with other power sources, demand for solar power is driven by residential, commercial, and industrial electricity demand, which increases with population and economic growth. Additionally, growing concern over environmental and geopolitical issues surrounding fossil fuels has boosted interest in renewable energy sources such as solar. New analysis in July 2014 from Frost & Sullivan in their report titled Global Solar Power Market, finds that the market earned revenues of $59.84 billion in 2013 and estimates this to double to $137.02 billion in 2020.

Combined heat and power (CHP) systems, also known as cogeneration systems are used for the simultaneous generation of both electricity and heat energy. Driven by low natural gas prices, CHP for industrial facilities will reach nearly $30 billion in market value by 2023, according to a report in May 2014 by Navigant Research titled "Industrial Combined Heat Power".  The industrial CHP market encompasses a broad range of industrial applications including processing applications, such as food and beverage facilities, food processing facilities, pulp and paper mills, and refineries using technologies such as turbines, internal combustion engines, fuel cells and Organic Rankine cycle engines.

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

Blue Earth EMS Sales and Marketing

Blue Earth EMS’s key markets in 2014 and 2013 were  Keep Your Cool®  rebate program, restaurant and convenience store maintenance and service, consulting and wholesale and Internet sales.  Blue Earth EMS services the San Francisco Bay Area and San Diego Area.  Blue Earth EMS is the business unit that designs and implements Integrated Demand Side Management solutions for commercial, industrial and utility customers located in California.

Blue Earth EMS Customers

Blue Earth EMS’s key customers, in 2014 were FM Facility Maintenance,City of Riverside Utilities, Ecology Action and barefrigeration.com, in 2013 were PECI, City of Riverside Utilities, City of Pasadena Utilities, Asuza Power and Ecology Action and in 2012 were KEMA, Keep Your Cool®, Ecology Action-Right Lights utility program and their website barefrigeration.com web site.

Blue Earth Solar Sales and Marketing

Blue Earth Solar  develops relationships with under financed solar development companies that need the solar engineering, construction and financing expertise of BE Solar.  Blue Earth Solar offers engineering, construction, and construction management services to the solar industry.  Blue Earth Solar has the in-house expertise to perform the majority of the management work for most solar PV projects.

Having certain engineering and construction capabilities “in-house” enables us to provide turn-key projects to our clients. Having these abilities also makes it a natural fit for us to perform design-build projects, which save our customers money while also enabling the projects to have the minimum number of challenges/issues.

We are active participants in associations that involve professionals from the under financed solar development companies, and use these as networking opportunities to help increase sales leads.

Blue Earth EPS Sales and Marketing

Blue Earth EPS’s key market for its proprietary UPStealth® intelligent digital Nickel Zinc battery backup system technology users, to date, is the traffic industry.  For the traffic industry, Blue Earth EPS is the manufacturer, offering inside sales and, to date, distribution support to authorized distributors. The Traffic UPStealth® has been introduced to end users, such as Departments of Transportation, city and county agencies , design firms, contractors and distributors through over 200 webinars. We are also considering private labeling of our UPStealth® products to large scale traffic equipment manufacturers through licensing agreements.

Blue Earth PPS Sales and Marketing

Blue Earth PPS’s marketing strategy for our patented PeakPower® energy management system is to use a concentrated segmentation strategy to focus primarily on large supermarket chains, convenience stores and other commercial HVAC systems.  Blue Earth PPS has a three pronged strategy initially making direct sales introductions at high levels.  We intend to leverage the large sales forces, and installed bases of major refrigeration equipment manufacturers by signing OEM deals with select companies and co-marketing. Then, given the geographic dispersion of the individual stores, Blue Earth PPS is establishing relationships with regional refrigeration contractors to assist with installation and become our first level of support.

Pricing strategy will include options for leasing, purchasing and a no-cost option that involves sharing energy savings with customers. A lynchpin of the marketing plan is the communications strategy. A combination of tools including PR, trade shows, digital, social, and advertising will be utilized to create awareness and solidify the PeakPower® brand.

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

Commercial and Industrial HVAC (including data centers)·

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

We are profiling customers that have large thermal (heat) loading processes that are part of their manufacturing process, such as our initial food processing clients.  Ideally, the customer will already have boilers that provide steam generation with the entire process infrastructure such as pipes, valves, and system controls in place and functioning within the original design specification.  Because of the standard inefficiencies of boilers and furnaces, we can generate steam to match heat requirements and generate electricity the same fuel cost the customer is currently paying to only generate steam.  In essence, the fuel required to run the turbine generator is “free” since the company is already paying to generate the heat from the fuel.  This allows us to sell the electricity and heat to the end user at a lower rate than that they currently use.  We believe the net savings effect will be between 8-20% lower utility costs, based on Management’s historical experience.

Competition

Blue Earth EMS

The clean-tech industry is highly competitive. The energy efficiency segment for small commercial businesses is also highly competitive.  Blue Earth EMS competes with various types and sizes of companies ranging from local and national service providers, local refrigeration contractors,  and rebate program administrators.  Blue Earth EMS differentiates itself as one of the only fully-licensed, comprehensive contractors in Northern California which sells and installs energy efficiency projects through utility rebate programs, and which contracts directly with utilities, allowing it to perform retrofit services and secure rebates for its small and large customers who operate locations served by multiple utilities.

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

We compete based on the following:

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

Experienced Management. Our respective division senior management have many years of experience pertaining to their divisions particular products or services.

Federal and State Qualifications. The federal governmental program under which federal agencies and departments can enter into ESPCs requires that energy service providers have a track record in the industry and meet other specified qualifications. Over 20 states require similar qualifications. We will continue to seek to acquire companies which meet these qualifications. This will provide us with the opportunity to continue to grow our business with federal, state and other governmental customers and differentiates us from energy efficiency companies that have not been similarly qualified.

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

State.  At the state level, the American Council for an Energy-Efficient Economy stated in its 2014 State Energy Efficiency Scorecard that significant measures to support energy efficiency have been implemented, including the following:

Total budgets for electricity efficiency programs in 2013 reached $6.3 billion. Adding this to natural gas program budgets of $1.4 billion, we estimate total efficiency program budgets of more than $7.7 billion in 2013.

Savings from electricity efficiency programs in 2013 totaled approximately 24.3 million megawatt-hours (MWh), a 7% increase over the 2011 savings we reported last year. Gas savings for 2013 were reported at 276 million therms (MMTherms), a 19% increase over the 2011 savings reported in the last State Scorecard.

Policies setting long-term energy savings targets faced pushback this year and were actually rolled back in two states, Indiana and Ohio. Twenty-four states continue to enforce and adequately fund an energy efficiency resource standard (EERS) that drives investments in utility-sector energy efficiency programs. The states with the most aggressive savings targets include Arizona, Massachusetts, and Rhode Island.

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

Blue Earth Solar

The solar PV distributed generation segment for non-residential customers and utility scale projects is highly fragmented and also highly competitive on a local, regional and national basis . The competitors in the engineering, procurement and construction (EPC) include NRG Energy, Chevron Energy Solutions on a national basis and solar project installers including Borrego Solar, Helio Power and Sullivan Solar among others on a local basis. Also, several Chinese solar panel manufacturers have begun to provide solar EPC services as part of their vertical market strategy.

Blue Earth Solar differentiates itself from its competitors in a number of ways, including providing its customers with an in-depth array of turnkey services and energy efficient products from the other Blue Earth business units. Blue Earth Solar is solar PV technology neutral and diligently seeks to locate and provide its clients with the most beneficial technology that is currently available.

Blue Earth EPS

The battery backup system market segment for traffic intersections is highly fragmented and is also highly competitive on a local, regional and national basis. Blue Earth EPS competes primarily with lead-acid based battery backup and uninterrupted power systems manufacturers including Alpha Technologies, Clary Corp, Sensata Technologies (Dimensions), Tesco and Meyers. The sales channel primarily consists of distributors/resellers of lead-acid based battery back and uninterrupted power systems.  Blue Earth EPS differentiates itself by offering a nickel/zinc based battery with its proprietary UPStealth® intelligent digital battery backup system.

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

Blue Earth CHP

The combined heat and power (CHP) market segment is highly competitive on a local, regional and national basis.  Competitors vary widely in terms of CHP developer engineering firms that only provide design and feasibility studies to full service ESCO companies that will design/build/maintain.  Several are fringe competitors that provide just back-up generators and not full CHP solutions -- however, they do provide a distributed generation solution.  Blue Earth CHP competes with the following, as well as other companies:  AltaGen Energy Corp., Concentric Power, Inc., FOG Energy Corporation, Green Tech Energy Solutions, LLC and Duke Energy Generation Services.  National energy services providers such as Johnson Controls, Inc. and Ameresco.

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

The Company has a registered trademark in the names of Benchmark®, Keep Your Cool®, PeakPower®, and UPStealth®.  The Company has also applied for a trademark in the names of Energy Shopping NetworkTM, IV ShuntTM, RTi ConnectTM, and RTi Web ConnectTM.

Employees

As of February 15, 2015, Blue Earth, Inc. had 10 employees, consisting of four executive officers and 6 administrative persons at the parent level and 97 full-time employees on a Company-wide basis.  Blue Earth EMS had 42 full-time non-union employees, including its President, John Pink and  3 part-time employees.  Blue Earth EMS employees include 3 key management, 8 in administration, 21 technicians who perform product installation and field service, 8 engaged in sales and marketing and 5 in shop/gasket manufacturing.

Blue Earth Solar had 10 full-time non-union employees, and 1 part-time employees.  Blue Earth Solar employees include 5 key management, including 2 in sales and business development, 1 in service operations, 2 in construction operations and 1 part-time employee.

Blue Earth CHP had 12 full-time employees and 1 part-time employee.  Blue Earth CHP employees include 3  key  management, 2 in administration, and  3 in engineering, 1 sales and marketing and 3 technicians.

Blue Earth PPS had  5 full-time employees and no part-time employees.  Blue Earth PPS full time employees include 1 key management and  3 engineers and 1 software engineer.

Blue Earth EPS had 16 full time employees and 4 part-time employees. Blue Earth EPS employees include 2 key management, 2 in administration, no technicians, 3 in sales and marketing, 4 in engineering and  9  in manufacturing.

Blue Earth Capital had 2 full-time employees and 1 part-time employee including  1 key management.

The Company expects to continue to use subcontractors and independent consultants until such time as further acquisitions are made.

Item 1A.   Risk Factors.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included or referred to in this report in evaluating our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.  The risk factors presented below are those which are currently considered material.  However, they are not the only risks facing our Company.  Additional risks not presently known to us, or which we currently consider to be immaterial, may also adversely affect us.  Except as may be required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

Risks Relating to Our Business

Since we have limited operating history, it is difficult for potential investors to evaluate our business.

We acquired our initial operating subsidiary as of January 1, 2011 and subsequently operating subsidiaries in mid-2013. Therefore, our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities.  As an early stage company, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

As of December 31, 2014, we had $2,967,408 cash on hand. On March 10, 2015, we completed the sale of $10 million of convertible debt to fund the construction of our Brooks, Alberta Canada CHP project.  Our short term liquidity needs have been satisfied and we have sufficient capital to fund our operations for the next 12 months.  However, in view of our business plan we may not be able to execute our business plan and fund business operations long enough to achieve profitability. In such event, we would be forced to scale back our growth strategy and operations.  Our ultimate success depends upon our ability to raise additional capital.  We are pursuing sources of additional capital through various means, including joint venture projects and debt or equity financing.  However, we expect to continue to fund much of our growth through project financing by using a combination of debt and equity financing which may not be available when needed.  Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.

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

We have recently secured debt financing to construct our initial CHP plants.  We are continuing to negotiate with alternate financing sources to construct additional plants.  This debt will be allocated among each specific project, which project entity will be the obligor, although initially the Company is expected to guarantee a portion of the debt. Prior to 2015, the Company has used cash on hand and equity financing to order equipment and advance the projects on schedule.  An event of default, if not cured or waived, may result in the acceleration of the maturity of the indebtedness.  If the Company has guaranteed this indebtedness, it may not have sufficient funds on hand for repayment which may cause it to curtail its ongoing operations until it could satisfy such default.  See "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Project development or construction activities may not be successful and proposed projects may not receive required permits or construction may not proceed as planned.

Development, installation and construction of energy efficiency and renewable energy projects, and operation of renewable energy projects, entails many risks, including:

The development and construction of our projects involves numerous risks. We are required to spend significant sums for preliminary engineering, permitting, legal, and other expenses at our own risk and expense,before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things: (i) negotiation of satisfactory engineering, procurement and construction agreements; (ii) receipt of required governmental permits and approvals, including the right to interconnect to the electric grid on economically acceptable terms; (iii) payment of interconnection and other deposits (some of which may be non-refundable); (iv) obtaining construction financing; and (v) timely implementation and satisfactory completion of construction.

Failure to obtain necessary project financing at various stages of the project; failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule; failure to obtain all necessary rights to land access and use; failure to receive quality and timely performance of third-party services; increases in the cost of labor, equipment and commodities needed to construct or operate projects; permitting and other regulatory issues, license revocation and changes in legal requirements; shortages of equipment or skilled labor; unforeseen engineering problems; failure of a customer to accept or pay for renewable energy that we supply; weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life; labor disputes and work stoppages; mishandling of hazardous substances and waste; and other events outside of our control.

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

Construction, development and operation of energy investments, such as natural gas storage facilities, pipeline transportation systems and solar energy projects, are subject to federal and state regulatory oversight and require certain property rights and approvals, including permits and licenses for such facilities and systems. We or our joint venture partners may be unable to obtain, in a cost-efficient or timely manner, all such needed property rights, permits and licenses in order to successfully construct and develop our non-regulated energy facilities and systems. Successful financing of our energy investments requires participation by willing financial institutions and lenders, as well as acquisition of capital at favorable interest rates. If we do not obtain the necessary regulatory approvals and financing, our equity investments could be impaired, and such impairment could have a materially adverse effect on our financial condition, results of operations or cash flows.

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

In addition, because these projects depend on technology which may be outside of our expertise, there are risks associated with our ability to develop and manage such projects profitably, including logistical risks and potential delays related to construction, permitting, regulatory approvals, as well as the operational risk that the projects in service will not perform according to expectations due to equipment failure, suboptimal weather conditions or other factors beyond our control. All of the aforementioned risks could reduce the availability of viable solar energy projects for development. Furthermore, at the development or acquisition stage, because of the nascent nature of the renewable energy industry and the limited experience with the relevant technology, our ability to predict actual performance results may be hindered and the projects may not perform as predicted.

The installation of our on-site combined heat and power (CHP) or cogeneration power plants may be affected by opposition from local utility companies.

Utility policies and regulations in most states are not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, make it more difficult or uneconomic for us to connect to the customer grid at customer sites and are an impediment to the growth of our business. Development of our on-site CHP or cogeneration business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers located in the different geographic areas of the country where we conduct our business.

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

Generally, our customers must enter into agreements to finance the construction and purchase of our solar photovoltaic (PV) projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer, as well as required returns on investment of the financing companies. Depending on the status of financial markets for solar project funding and general economic conditions overall, financial institutions may be unwilling or unable to finance the cost of construction of the solar PV project. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install a solar PV facility on favorable terms, or at all, and thus lower demand for our EPC services which may limit our growth or reduce our net sales.

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

We are a small company with 10 full-time employees, including four (4) executive officers, at the parent level and 97 full-time employees on a Company-wide basis, as of February 13, 2015. We will need to expand our employee infrastructure for managerial, operational, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our corporate strategy will not be successful if demand for energy efficiency and alternative/renewable energy solutions does not develop.

We believe, and our corporate strategy assumes, that the market for energy efficiency and alternative/renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenue from selling into this market will continue to increase with future acquisitions. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our corporate strategy will be unsuccessful and our business will be harmed.

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

For example, U.S. legislation in 1992 authorized federal agencies to enter into energy savings performance contracts (“ESPCs”), such as those that we may enter into with customers at a later date. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commenced prior to the end of 2010 where the project is placed in service by various dates set out in the act.  The Internal Revenue Code (the “Code”), currently provides a production tax credit for the generation of electricity from wind projects and from landfill gas field power projects, and an investment tax credit or grant in lieu of such tax credits for investments in landfill gas field power projects, wind, biomass and solar power generation projects. Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.

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

Acquisitions are an important part of our growth strategy. We plan to use acquisitions of companies or technologies to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Our prior acquisitions and any future acquisitions that we may make have made and/or may disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

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

Recent decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, or electricity has reduced demand somewhat for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels or international political developments, production and distribution policies of OPEC could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for our solutions. Any of these developments could have a material adverse effect on our business, financial condition and operating results.

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

Competition in wholesale power markets may have a material adverse effect on Blue Earth's results of operations, cash flows and the market value of its assets.

In Blue Earth's power marketing and commercial operations, it competes on the basis of its relative skills, financial position and access to capital with other providers of energy in the procurement of fuel and transportation services, and the sale of capacity, energy and related products. Other companies with which Blue Earth competes may have greater liquidity, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, greater potential for profitability from ancillary services or greater flexibility in the timing of their sale of generation capacity and ancillary services than Blue Earth does.  Blue Earth's competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to the construction, expansion or refurbishment of their power generation facilities than Blue Earth can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that Blue Earth will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

Operation of power generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on Blue Earth's revenues and results of operations, and Blue Earth may not have adequate insurance to cover these risks and hazards.

The ongoing operation of Blue Earth's facilities involves risks that include the breakdown or failure of equipment or processes, performance below expected levels of output or efficiency and the inability to transport the Company's products to its customers in an efficient manner. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are an inherent risk of the Company's business. Blue Earth's inability to operate the Company's plants efficiently, manage capital expenditures and costs, and generate earnings and cash flow from the Company's asset-based businesses could have a material adverse effect on the Company's results of operations, financial condition or cash flows. While Blue Earth maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not be adequate to cover the Company's lost revenues, increased expenses or liquidated damages payments should the Company experience equipment breakdown or non-performance by contractors or vendors.

Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company's operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in Blue Earth being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. Blue Earth maintains an amount of insurance protection that it considers adequate, but the Company cannot provide any assurance that its insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which it may be subject. A successful claim for which the Company is not fully insured could hurt its financial results and materially harm Blue Earth's financial condition. Further, due to rising insurance costs and changes in the insurance markets, Blue Earth cannot provide any assurance that its insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company may incur additional costs or delays in the development, construction and operation of new plants, improvements to existing plants, or the implementation of environmental control equipment at existing plants and may not be able to recover their investment or complete the project.

The Company is developing or constructing new generation facilities. The development, construction, expansion, modification and refurbishment of power generation facilities involve many additional risks, including:

•

inability to receive loan guarantees, funding or cash grants;

•

delays in obtaining necessary permits and licenses;

•

inability to sell down interests in a project or develop successful partnering relationships;

•

environmental remediation of soil or groundwater at contaminated sites;

•

interruptions to dispatch at the Company's facilities;

•

supply interruptions;

•

work stoppages;

•

labor disputes;

•

weather interferences;

•

unforeseen engineering, environmental and geological problems;

•

unanticipated cost overruns;

•

exchange rate risks; and

•

failure of contracting parties to perform under contracts, including EPC contractors.

Any of these risks could cause Blue Earth's financial returns on new investments to be lower than expected or could cause the Company to operate below expected capacity or availability levels, which could result in lost revenues, increased expenses, higher maintenance costs and penalties. Insurance is maintained to protect against these risks, warranties are generally obtained for limited periods relating to the construction of each project and its equipment in varying degrees, and contractors and equipment suppliers are obligated to meet certain performance levels. The insurance, warranties or performance guarantees, however, may not be adequate to cover increased expenses. As a result, a project may cost more than projected and may be unable to fund principal and interest payments under its construction financing obligations, if any. A default under such a financing obligation could result in the Company losing its interest in a power generation facility.

If the Company is unable to complete the development or construction of a facility or environmental control, or decides to delay, downsize, or cancel such project, it may not be able to recover its investment in that facility or environmental control. Furthermore, if construction projects are not completed according to specification, the Company may incur liabilities and suffer reduced plant efficiency, higher operating costs and reduced net income.

Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.

The Company and all of its wholly owned subsidiaries entered into a Credit Agreement, dated as of January 31, 2013 (the “Credit Agreement”) effective February 22, 2013, and last amended on February 24, 2015 (the “Second Amendment”) with TCA Global Credit Master Fund, LP (the “Lender”).  The material terms of the Credit Agreement, as amended, are as follows:

The lender provided a credit facility of up to $4,000,000 to Blue Earth, initially secured by a first priority security interest in all of the assets of Blue Earth. The initial two tranches of the loan were each in the amount of $1,500,000 (the “Initial Loan Draw”) and any additional requests for an increase in the revolving credit amount would be subject to the Lender’s approval based upon the intended use of proceeds.  The initial $3 million was repaid in full.  Pursuant to the Second Amendment, the Lender loaned Blue Earth $3,000,000 secured by 100% of the capital stock of one solar project and one CHP plant currently being constructed, as well as shares of convertible preferred stock in the event of an event of default.

On March 10, 2015, the Company entered into a Note and Warrant Purchase Agreement, pursuant to which Jackson Investment Group, LLC, a principal shareholder of the Company, purchased a $10 million 12% Senior Secured Convertible Note and Warrant. The Note is due September 15,2015 and is secured by all of the capital stock and assets of the Company and its subsidiaries (who have also guaranteed payment of the Note), except for the two subsidiaries pledged to the Lender described in the preceding paragraph.

Provisions in our credit facilities and debt instruments impose restrictions on our and certain of our subsidiaries ability to, among other things: Incur additional debt; pay cash dividends and make distributions; make certain investments and acquisitions; guarantee the indebtedness of others or our subsidiaries; redeem or repurchase capital stock; create liens or encumbrances; enter into transactions with affiliates; engage in new lines of business; sell, lease or transfer certain parts of our business or property; incur obligations for capital expenditures in excess of certain limitations for existing projects; issue any additional capital stock of the Company or any subsidiary of the Company; and merge or consolidate.

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.  In such event, we would forfeit our right to collateral consisting of our projects whose stock we have pleged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

If our subsidiaries default on their obligations under their debt instruments, we may need to make payments to lenders to prevent foreclosure on the collateral securing the debt.

We have formed subsidiaries to own and operate acquired companies.  These subsidiaries may incur various types of debt.  This debt may be structured as non-recourse debt, which means it is repayable solely from the revenue of the subsidiary and is secured by such subsidiary’s assets, and a pledge of our equity interests in such subsidiary. Although subsidiary debt is typically non-recourse to the Company, if a subsidiary of ours defaults on such obligations, then we may from time to time determine to provide financial support to the subsidiary in order to avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in the subsidiary. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets would be expected to have a material adverse effect on our business, financial condition and operating results at this point in time.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. We have hired additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures.  We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent account certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the NASDAQ exchange.

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

Risks Related to our Securities

We face risks associated with a purported securities class action lawsuit, which if successful, could have a material adverse effect on our results of operations and could harm our reputation.

On October 24, 2014, a purported class action lawsuit, Jordan Cianci v. Blue Earth, et. al., which purported to allege federal securities law claims against the Company and certain of its officers, was filed in the United States District Court for the Central District of California by the Rosen Law Firm.   The plaintiff seeks unspecified damages on behalf of a purported claim of purchase of our common stock between October 7, 2013 and October 21, 2014, the date of publication of the aforementioned Seeking Alpha articles.  Whether or not the litigation is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.  Any adverse decision in this action, requiring us to pay substantial damages to the plaintiffs could result in a material adverse effect on our results of operations and could harm our reputation. We believe this lawsuit is without merit and will vigorously defend this matter.

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

Our shares of common stock are thinly traded and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity depends on the perception of our operating business, among other things.  This is evidenced by the decrease in value of our common stock following the commencement of a class action in October 2014.  See Item 3 “Legal Proceedings”.  There can be no assurance that there will be any increase in market awareness which will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, availability of sellers of our shares.

Even with an active market, the price for our stock may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account.  Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.  .

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. On May 14, 2014, our registration statement on Form S-1 (No. 333-188937) was declared effective by the SEC.  Our registration statement on Form S-3 (No 333-200774) was declared effective by the SEC on January 2, 2015.  An aggregate of 42,421,015 shares of Common Stock were registered for resale under such registration statements. In addition, up to $50 million of registered securities, debt or equity, may be issued for resale under our shelf negotiation statement on Form S-3 (No. 333-200107).

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  An affiliate may sell an amount equal to the greater of 1% of the outstanding shares (94,258,713) as of February 2, 2015 or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held one year.

Because our directors and officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers and/or their affiliates beneficially own or control approximately 10.8% of the issued and outstanding common stock and a larger percentage on a fully diluted basis. In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

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

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. The Company has no plans to issue additional warrants exercisable at $0.01 per share or otherwise below market.   As of March 9, 2015, we had outstanding options, warrants and reserved derivative securities, which if exercised would result in the issuance of 19,196,036 shares of Common Stock, consisting (i) outstanding incentive stock options to purchase 2,596,866 shares of our common stock; (ii) warrants issued to Management, consultants and vendors to purchase an aggregate of 7,958,333 shares of common stock, including approximately 2,212,500 warrants exercisable at $0.01 per share; (iv) placement agent warrants to purchase 151,931 shares of Common Stock at an exercise price of $1.75 per share. and (v) Class B Warrants to purchase 8,521,654 shares of Common Stock at an exercise price of $6.00 per share.  Upon exercise of the outstanding Class B Warrants, warrant holders will receive 8,521,654 Class C Warrants to purchase 8,521,654 shares of common stock at an exercise price of $12.00 per share.  Therefore, an additional 17,043,308 shares of Common Stock are issuable upon full exercise of the Series B and Class C Warrants. The Class B and C Warrants have not been registered for resale with the SEC.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Redemption of warrants.

The Company may redeem each of the issued and outstanding Series B and C Warrants at $.001 per warrant on 20 days’ prior written notice. On October 7, 2013, the Company issued a notice of redemption for an aggregate of 8,832,126 Class A Warrants included in the Company’s Registration Statement on Form S-1 (No. 333-181420).  An aggregate of 4,029,154 Class A Warrants were exercised by holders and Standby Purchasers and the balance were redeemed.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  On September 28, 2011, our Board of Directors had authorized the issuance of up to 300,000 shares of Series A Preferred Stock convertible on a ten for one basis into common stock and 297,067 shares of Series A Preferred Stock were issued. On March 30, 2012, our Board of Directors authorized the issuance of up to 300,000 shares of Series B Preferred Stock convertible on a ten for one basis into Common Stock and 283,052 shares of Series B Preferred Stock were issued, all of which have been converted.  On March 28, 2013, our Board of Directors authorized the issuance of up to 500,000 shares of Series C Preferred Stock convertible on a ten for one basis into Common Stock and subsequently amended our Certificate of Incorporation to provide for 910,000 shares and 903,500 shares of Series C Preferred Stock were issued all of which have been  converted.  On February 14, 2015, our Board of Directors authorized the issuance of up to 400,000 shares of  Series D Preferred Stock convertible on a ten for one basis as collateral upon an event of default in a debt financing.   Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s executive offices are located at 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052; Tel (702) 263-1808. The Company entered into a 24 month lease for the facility expiring December 31, 2015 at a monthly rental of $3,000 for approximately 2,500 square feet of office space.

Blue Earth EMS’s  executive offices are located at 253 Polaris Avenue, Mountain View, California under a lease ending on June 30, 2014.  The monthly rental is $5,350 for approximately 7,300 square feet of space, which features one conference room and shop and can accommodate three crews per day manufacturing gaskets. A second office is located at 41735 Elm St., Murrieta, CA 92562 under a lease expiring September 1, 2015 with option to renew for one year at a monthly rental of  $1,100_for approximately 800 square feet office space and $250 per month for 1,000 square feet of warehouse space

Blue Earth Solar’s executive offices are located at 5060 Shoreham Place, Suite 300, San Diego, California, 92122 .  The monthly rental is $13,392 for approximately 6,377 square feet of office space. The lease expires in May of 2020

Blue Earth CHP’s executive offices are located at 4778 N. 300 W., Suite 230, Provo, UT 84604 for approximately 6,500 square feet of space.  The monthly rental is $7,345 under a 36 month lease ending June 30, 2016. A second office is located in Manhatten at 36-W37th Street P.H. New York, NY 10018. The monthly rental is $3,000 for a sublease of 500 square feet that expires September 1, 2015. There is a renewal clause and the lease can be terminated on a 30 day notice. A warehouse is located in New Jersey at 25 Sherman Avenue, North Arlington, New Jersey 07031. The monthly rental is $6,000 plus utilities for approximately 3,200 square feet. And the lease expires in October 2015 and is renewable without an increase. There is a 30 day termination clause.

Blue Earth PPS and EPS share executive offices located at 27120 SW 95th Street, Suite 3230, Wilsonville, OR 97010.  The facility has 14,754 square feet of space.  The monthly rental is $12,131 with increases to $13, 935 in the final lease year  under a multi-year lease ending on March 31, 2020

Item 3.  Legal Proceedings

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

Blue Earth and its subsidiary, Blue Earth Solar (f/k/a Xnergy), are parties to an arbitration proceeding with the American Arbitration Association (“AAA”) (Case No. 01-14-0000-6963 initially brought by them against National Energy Partners (“NEP”) and its subsidiary Hawaii Solar, LLC (the “NEP Parties”).  The Company alleged that NEP is in arrears on the payment of EPC services performed by the Company for construction work on the 24 schools in Hawaii contracted for between the parties.  The Company further alleged that NEP provided deficient design drawings and interfered with the construction of the projects and engaged in negligence, fraud and/or willful misconduct.  The NEP Parties alleged that Blue Earth and Blue Earth Solar breached EPC Agreements for the construction of solar power systems for schools in Hawaii allegedly causing damages in the amount of $2,449,363 with costs continuing to accrue.  Blue Earth and Blue Earth Solar deny these allegations, contend that the NEP Parties breached the contracts and are vigorously defending this matter.  Subsequent to the Company commencing the above-described arbitration, it learned that Hawaii Solar did not possess a Hawaii contractor license and a Hawaii construction contractor license at any time.  The Company then withdrew its demand for arbitration without prejudice.  The Company expects to prevail in this dispute, which would result in no material adverse consequences to the Company, other than legal costs and a delay in the recognititon of revenue.  However, if NEP prevails, the Company is likely to lose about $1.6 million on the work performed to date, as well as a possibility of limited damage payments.  Blue Earth is defending against counterclaims raised in the arbitration.  On August 6, 2014, Blue Earth. and Blue Earth Solar commenced a civil action for declaratory and injunctive relief and damages against NEP in the Circuit Court of the First Circuit of Hawaii (CIV No. 14-1-1694-08).  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable, the arbitration provision in the subcontracts is unenforceable and the pending arbitration should be terminated.

Blue Earth is currently a party to an American Arbitration Association proceeding (Case No.: 01-14-0000-0952) commenced by D. Jason Davis and Joseph Patalano, two consultants that have alleged that Blue Earth violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with Blue Earth.  They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. Blue Earth believes the claims are without merit and alleges that the Consultants failed to perform consulting work as required and never intended to perform under the Consulting Agreement.  The proceedings are in the discovery stage.  The Company expects to prevail in this arbitration proceeding and does not expect said action will have any material adverse consequences to the Company.

On October 24, 2014, a purported Class Action lawsuit, captioned “Jordan Cianci individually and on behalf of all others similarly situated v. Blue Earth, Inc., Johnny R. Thomas [an executive officer], John Francis [a non-executive officer], and Brett Woodard” [an executive officer] was filed in the U.S. District Court for the Central District of California (Case No: 2:14-cv-08263).  The complaint is based, in large part, on the allegations contained in an anonymous article posted on October 21, 2014 on the website “SeekingAlpha.com”.  The Company has previously responded to the “SeekingAlpha” allegations in a press release dated October 21, 2014 and refuted the veracity of the claims made in the article.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter with counsel appointed by the insurance carrier.

On November 6, 2014, Broadway Family Group LLC, a terminated consultant to Blue Earth, commenced a civil action in the District Court, Clark County, Nevada (Case No.:  1-14-709424-C).  The former consultant alleges that the consulting agreement with the Company was terminated without cause as alleged by the Company and that its 1,200,000 warrants to purchase common stock at $1.18 per share became fully vested.  The Company believes the claims in the complaint are without merit and has answered the complaint denying the claims and is vigorously defending this matter with counsel appointed by the insurance carrier.

On November 17, 2014, the members of the Board of Directors of Blue Earth were served with a demand letter from Anthony M. Santos, Esq., that was purportedly sent on behalf of the shareholders holding 15% of the issued and outstanding stock of the Company.  The letter alleges certain breaches of fiduciary duties by Blue Earth’s principals. The Company’s counsel has requested information concerning the purported shareholders and has not received a response. The Company believes that the claims are without merit and will vigorously defend this matter.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NASDAQ Capital Market under the symbol BBLU since August 29, 2014. Prior thereto, from October 28, 2010, it was quoted on the OTC QB under the symbol BBLU. As of March 9, 2015, there were 155 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by NASDAQ since August 29, 2014 and prior thereto by the OTC QB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low

Year Ending December 31, 2014
January 1, 2014 through March 31, 2014	$3.60	$2.48
April 1, 2014 through June30, 2014	$3.10	$2.09
July 1, 2014 through September 30, 2014	$3.77	$2.30
October 1, 2014 through December 31, 2014	$3.56	$.775

Year Ended December 31, 2013
October 1, 2013 through December 31, 2013	$3.44	$1.75
July 1, 2013 through September 30, 2013	$3.50	$2.47
April 1, 2013 through June 30, 2013	$3.74	$1.10
January 1, 2013 through March 31, 2013	$1.27	$0.89

Year Ended December 31, 2012
October 1, 2012 through December 31, 2012	$1.50	$0.99
July 1, 2012 through September 30, 2012	$1.70	$1.00
April 1, 2012 through June 30, 2012	$1.45	$1.00
January 1, 2012 through March 31, 2012	$1.50	$1.01

The last reported sales price of our common stock on NASDAQ on March 9, 2015, was $1.01 per share.

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

The following is a summary of the securities issued and authorized for issuance under our 2009 Plan at December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,564,118	$ 2.54	1,298,128
Equity compensation plans not approved by shareholders(1)	-0-	-0-	-0-
Total	2,564,118	$ 2.54	1,298,128

Of the 2,564,118 options outstanding on December 31, 2014, 1,500,000 were held by the Company’s officers and directors.

(1)

The Company has issued warrants but has no equity compensation plan that was not approved by shareholders as of December 31, 2014.

Item 6.  Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended December 31, 2014.  The selected financial data for the five fiscal years ended December 31, 2014, have been derived from our audited consolidated financial statements.  The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Certain items in prior years’ information have been reclassified to conform to the 2013 presentation.  These tables have been restated for discontinued operations of HVAC for 2014, 2013, 2012 and 2011and for discontinued operations of Genesis Fluid Solutions, Ltd. for 2010.

(in thousands, except per share data)
Year Ended December 31,	2014	2013	2012	2011	2010
Revenue	$18,261	$10,306	$8,467	$4,914	$--
Operating loss	(26,934)	(25,359)	(11,311)	(13,150)	(2,670)
Net loss	(27,614)	(25,473)	(9,607)	(14,018)	(3,588)
Loss per share-continuing operations	(0.38)	(0.69)	(0.51)	(0.93)	(0.18)
Net Loss per share	(0.40)	(0.79)	(0.54)	(0.93)	(0.24)
Cash, cash equivalents, and short-term investments	2,967	8,404	485	505	3,900
Total assets	102,739	86,431	14,947	14,083	3,952
Long-term obligations	66	0	0	0	0
Stockholders’ equity	$96,408	$79,338	$8,278	$7,245	$2.627

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

Results of Operations

Twelve months ended December 31, 2014 Compared with Twelve Months Ended December 31, 2013

The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We acquired IPS Power Engineering, Inc. effective July 15, 2013, Intelligent Power, Inc. effective July 24, 2013 and Millennium Power Solutions effective August 23, 2013. We disposed of HVAC as of January 24, 2014 and have retroactively restated our financial statements for the discontinued operations. The following discussion excludes the discontinued operations of HVAC. We have also provided pro forma numbers as though the acquisitions were effective January 1, 2013 so that the numbers are comparable.

Revenues

We recognized $18,260,758 revenue for the twelve months ended December 31, 2014, as compared to $10,305,736 for the twelve months ended December 31, 2013. Revenue represents sales from our, wholly-owned subsidiaries BEEMS, whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales, from our wholly-owned subsidiary BE Solar which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2014, BEEMS’s sales ($5,790,042) for the twelve months accounted for 31.7% of total revenues, while BE Solar’s sales accounted for 49.3% ($9,001,110) most of which is EPC work on solar projects, Other sales accounted for 19.0% ($3,469,606) including $1,974,807 from the sale of a solar project in Hawaii, $903,467 from BEEPS systems sales and $591,332 from BE Generator services fees .  During 2013, Castrovilla’s sales ($3,366,037) for the twelve months accounted for 32.7% of total revenues, while Xnergy’s sales accounted for 64.6% ($6,656,828) most of which is EPC work on solar projects and other sales accounted for 2.7% ($282,871).  The increase in Xnergy (n/k/a BE Solar) sales was the direct result of allocating most of BE Solar’s resources to development of a pipeline of solar and alternative energy construction projects. Revenues for Xnergy are expected to increase in 2015 due to solar projects being constructed in HI and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for EPS are expected to increase in 2015 due to city and county agencies adopting the technology and a nationwide distribution network in place. Revenues for Castrovilla are expected to increase due to a new national service account and an increase in online sales.

Pro Forma Revenues

We recognized $18,260,758 of pro forma revenue for the twelve months ended December 31 2014, as compared to pro forma $10,466,736 for the twelve months ended December 31, 2013. Revenue represents sales from the Company’s wholly-owned subsidiaries.  BE Solar sales for the twelve months increased by 35.2% to $9,001,110 (from $6,656,828), BEEMS’ sales for the twelve months increased by 72.0%, (from $3,366,037 to $5,790,042) and BEEPS’ sales for the twelve months increased by 742.4%, (from $107,253 to $903,467).  The increase in BE Solar sales was the direct result of allocating most of BE Solar’s resources to development of a pipeline of solar and alternative energy construction projects.  Revenues for BE Solar are expected to increase in 2015 due to solar projects being constructed in Indiana and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for BEEMS are expected to increase due to a new national service account and an increase in online sales. Revenues for BEEPS are expected to increase in 2015 due to city and county agencies adopting the technology and a nationwide distribution network in place.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2014 were $14,085,538, compared to $7,166,464, for the twelve months ended December 31, 2013, resulting in a gross profit of $4,175,220, or 22.9% of revenues. BEEMS’ gross margin in 2014 was $3,693,782 or 63.8% compared to $1,828,288, or 54.3% of revenues in 2013. BE Solar’s gross margin was $(212,869) or (2.4%) in 2014 compared to $1,122,074, or 16.9% in 2013. BEEMS’ energy efficiency projects have higher gross margins than BE Solar’s construction projects. In particular during 2014 BE Solar completed several projects in Hawaii that incurred substantial cost overruns. BE Solar expects to return to historical gross margins in 2015.

Pro Forma Cost of Sales and Gross Profit

Pro forma cost of sales for the twelve months ended December 31, 2014 were $14,085,538, compared to $7,313,368 for the twelve months ended December 31, 2013, resulting in a gross profit of $4,175,220 or 22.9% of revenues compared to $3,153,368, or 30.1% of revenues in 2013. BE Solar’s gross margin was $(212,869) or (2.4%) in 2014 compared to $1,122,074, or 16.9% in 2013. BEEMS’ energy efficiency projects have higher gross margins than BE Solar’s construction projects. In particular during 2014 BE Solar completed several projects in Hawaii that incurred substantial cost overruns. BE Solar expects to return to historical gross margins in 2015.

Operating Expenses

Operating expenses were $31,109,358 for the twelve months ended December 31, 2014 as compared to $28,497,962 for the twelve months ended December 31, 2013, an increase of $2,611,396 or 9.2%, due to increased compensation expense for management and consultants in relation to the overall growth of our revenues. During the year ended December 31, 2014 we incurred $7,197,273 of stock based compensation expense compared to $17,106,843 during 2013. Approximately $4,247,447 (13.7%) of our operating expenses for the twelve months ended December 31, 2014 were from the operations of BEEMS and $5,728,652 (18.4%) were from BE Solar with the balance of $21,133,259 (67.9%) from our corporate administrative expenses and other subsidiaries. $2,782,819 (9.8%) of the operating expenses for the twelve months ended December 31, 2013 were from the operations of BEEMS and $3,052,414 (10.7%) were from BE Solar with the balance of $22,662,729 (79.5%) from our administrative expenses and other subsidiaries. Our administrative expenses for 2014 include $4,559,985 from the amortization of intangible assets acquired with BE Capital, BEEMS, BE Solar, BEPPS and BEEPS compared to $2,617,618 for 2013.

Pro Forma Operating Expenses

Pro forma operating expenses were $31,109,358 for the twelve months ended December 31, 2014 as compared to $30,191,653 for the twelve months ended December 31, 2013, due to increased compensation expense for management and consultants in relation to the overall growth of our revenues.  During the year ended December 31, 2014 we incurred $7,197,273 of stock based compensation expense compared to $17,478,571 during 2013.  Approximately $4,247,447 (13.7%) of our operating expenses for the twelve months ended December 31, 2014 were from the operations of BEEMS and $5,728,652 (18.4%) were from BE Solar with the balance $21,133,259 (67.9%)from our corporate administrative expenses. $2,782,819 (9.2%) of the operating expenses for the twelve months ended December 31, 2013 were from the operations of BEEMS and $3,052,414 (10.1%) were from BE Solar with the balance $24,356,420 (80.7%) from our corporate administrative expenses and other subsidiaries. Our pro forma administrative expenses for 2014 include $4,559,985 from the amortization of intangible assets acquired with BE Capital, BEEMS, BE Solar, BEPPS and BEEPS compared to $3,153,078 for 2013.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2014 was $27,614,459, a $2,337,315 or 9.2% increase from the $25,277,153 for the twelve months ended December 31, 2013. This translates to a loss per share of $0.40 from continuing operations in 2014 compared to $0.78 in 2013.

Pro Forma Net Loss

The pro forma net loss from operations for the twelve months ended December 31, 2014 was $27,614,459, a $462,816 or 1.7% increase over the net loss of $27,151,643 for the twelve months ended December 31, 2013. This translates to a pro forma loss per share of $0.40 in 2014 compared to $0.79 in 2013.

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

Revenues

We recognized $10,305,736 revenue for the twelve months ended December 31, 2013, as compared to $8,466,965 for the twelve months ended December 31, 2012. Revenue represents sales from our, wholly-owned subsidiaries Castrovilla (n/k/a BEEMS), whose sales include retrofitting refrigeration equipment with energy management systems and gasket sales, from our  wholly-owned subsidiary Xnergy (n/k/a BE Solar, which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2013, Castrovilla’s sales ($3,366,037) for the twelve months accounted for 32.7% of total revenues, while Xnergy’s sales accounted for 64.6% ($6,656,828) most of which is EPC work on solar projects and other sales accounted for 2.7% ($282,871). During 2012, Castrovilla’s sales ($3,444,821) for the twelve months represented 40.7% of total revenues while Xnergy’s sales accounted for 59.3% ($5,022,144).  The increase in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of solar and alternative energy construction projects. Revenues for Xnergy are expected to increase in 2014 due to solar projects being constructed in HI and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for EPS are expected to increase in 2014 due to city and county agencies adopting the technology and a nationwide distribution network in place. Revenues for Castrovilla are expected to increase due to a new national service account and an increase in online sales.

Pro Forma Revenues

We recognized $10,466,736 of pro forma revenue for the twelve months ended December 31 2013, as compared to pro forma $8,566,660 for the twelve months ended December 31, 2012. Revenue represents sales from the Company’s wholly-owned subsidiaries.  Xnergy sales for the twelve months increased by 32.5% to $6,656,828 (from $5,022,144), Castrovilla’s sales for the twelve months decreased by 2.3%, (from $3,444,821 to $3,366,037).  The increase in Xnergy sales was the direct result of allocating most of Xnergy’s resources to development of a pipeline of solar and alternative energy construction projects.  Revenues for Xnergy expected to increase in 2014 due to solar projects being constructed in HI and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for EPS are expected to increase in 2014 due to city and county agencies adopting the technology and a nationwide distribution network in place. Revenues for Castrovilla are expected to increase due to a new national service account and an increase in online sales.

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

Pro Forma Cost of Sales and Gross Profit

Pro forma cost of sales for the twelve months ended December 31, 2013 were $7,313,368, compared to $5,685,174 for the twelve months ended December 31, 2012, resulting in a gross profit of $3,153,368, or 30.7% of revenues. In 2012 Castrovilla’s gross margin was, $1,291,127, or 37.5% of revenues while Xnergy’s pro forma gross margin was $1,566,002, or 31.2%.  Castrovilla’s energy efficiency projects have higher gross margins than Xnergy’s construction projects.

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

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2013 was $25,277,153, a $15,636,575, or 162% increase from the $9,640,578 for the twelve months ended December 31, 2012. This translates to a loss per share of $0.78 from continuing operations in 2013 compared to $0.54 in 2012.

Pro Forma Net Loss

The pro forma net loss from operations for the twelve months ended December 31, 2013 was $27,151,643, a $15,981,335 or 143% increase over the net loss of $11,170,308 for the twelve months ended December 31, 2012. This translates to a pro forma loss per share of $0.79 in 2011 compared to $0.54 in 2012.

Liquidity and Capital Resources as of December 31, 2014

Net cash used in continuing operations during the twelve months ended December 31, 2014 (“Fiscal 2014”) totaled $13,616,294 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $27,614,459, we recognized an increase in accounts receivable and billings in excess of $1,705,136 and an increase in restricted cash totaling $632,102.  These increases were partially offset by stock based compensation expense of $7,368,194 and $4,715,992 of depreciation and amortization expense and an increase in accounts payable and accrued expenses of $1,102,647.

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

Net cash used in investing activities during Fiscal 2014 totaled $14,695,218.  Of this amount, $12,698,024 was used to purchase property and equipment, primarily for the construction of CHP facilities, $1,622,993 was an investment in PowerGenix and $2,429,150 was the purchase of natural gas futures. We received $1,848,321 from the sale of a construction project. Net cash used in investing activities during Fiscal 2013 totaled $2,321,905. Of this amount, $126,351 was used to purchase property and equipment and $2,195,554 were loans made to unrelated parties to enhance our access to solar panels. Net cash used in continuing investing activities during Fiscal 2012 totaled $10,188 and resulted from the purchase of property and equipment.

Net cash provided by continuing financing activities during Fiscal 2014 totaled $22,893,071 and resulted from $12,710,411 of net proceeds from the exercise of common stock warrants and options and $10,000,000 in proceeds from the sale of common stock. These proceeds were offset, in part, by payments on notes payable of $1,992,484 and related party loans of $4,004.

Net cash provided by continuing financing activities during Fiscal 2013 totaled $22,138,931 and resulted from $8,517,315 of net proceeds from the sale of preferred stock, $12,396,321 from the net exercise of warrants and options and $3,000,000 in proceeds from a line of credit. These proceeds were offset, in part, by payments on notes payable of $2,034,312 and related party loans of $691,853. Included in the foregoing, on October 30, 2013, David Lies, a principal stockholder of the Company purchased 333,334 shares of Common Stock upon the exercise of Class A Warrants for a purchase price of $1,000,000 evidenced by a promissory note due December 21, 2013 and the pledge of the underlying common stock, which loan was repaid.

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

At December 31, 2014, we had working capital of $6,181,199 including $2,967,408 in cash. At December 31, 2013, we had working capital of $14,321,543, including $8,403,731 in cash. The decrease in working capital was primarily the result of the expenditures on the CHP projects.

We anticipate our revenue generating activities to continue and even increase as we seek and make acquisitions. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful. Nonetheless, the Company expects that it has sufficient cash and borrowing capacity to meet its working capital needs for at least the next 12 months, although there can be no assurance of same.  Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We may seek additional equity and/or debt financing in order to implement our business plan. Any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $4,000,000 was available at December 31, 2014. Subsequent to December 31, 2014 we received $3,000,000 of proceeds on line of credit which will be paid monthly with interest at 12% per annum. Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility. On March 10, 2015, the Company entered into a Note and Warrant Purchase Agreement, pursuant to which Jackson Investment Group, LLC ("Jackson"), a principal shareholder of the Company, purchased a $10 million 12% Senior Secured Convertible Note. The Note is due September 10, 2015 and is secured by all of the capital stock and assets of the Company and its subsidiaries (who have also guaranteed payment of the Note), except for the two subsidiaries pledged to the prior Lender described above. The Note is convertible at any time at $1.00 per share and solely to the extent not converted prior to maturity, Jackson has an option to purchase up to 10,000,000 shares at $1.00 per share for six (6) months commencing upon repayment of the Note. Jackson also received 200,000 shares of the Company's common stock as a commitmcnt fee and a five (5)-year warrant to purchase 2,000,000 shares at $1.00 per share. See “Risk Factors -- Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.”

Related Party Transactions

During the years ended December 31, 2014 and 2013 we borrowed $-0- and $420,000, respectively, from a director. We repaid $4,004 and $691,853 to related parties during the years ended December 31, 2014 and 2013, respectively.  We currently have outstanding a note payable to a director in the amount of $1,333,147 which accrues interest at 12% per annum, which is due upon demand and is secured by the cash flow from the California solar projects.

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

Contractual Obligations at December 31, 2014

Payments due by period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 year	Years	years	5 years

Long-Term Debt Obligations	$ 118,179	$ 51,792	$ 58,856	$ 7,531	$ -0-
Capital Lease Obligations
Operating Lease Obligations	6,371,400	664,959	1,251,552	1,209,264	3,245,625
Purchase Obligations
Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP
Total	$ 6,489,579	$ 716,751	$ 1,310,408	$ 1,216,795	$ 3,245,625

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Audited Financial Statements of the Company for the Fiscal Years Ended December 31, 2014, 2013 and 2012 are included following Item 14 of this Report.

QUARTERLY INFORMATION (UNAUDITED)

Selected financial data by calendar quarter were as follows
(In thousands, except per share amounts)

Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total

Fiscal Year 2014
Revenue	$3,234	$3,561	$2,678	$8,788	$18,261
Gross Profit	1,446	1,433	703	593	4,175
Net Loss	(5,686)	(4,712)	(7,842)	(9,374)	(27,614)
Loss per share	(0.10)	(0.09)	(0.12)	(0.10)	(0.40)

Fiscal Year 2013
Revenue	$2,163	$2,535	$2,268	$3,339	$10,305
Gross profit	718	838	1,177	406	3,139
Net loss	(1,877)	(5,341)	(5,068)	(13,187)	(25,473)
Loss per share continuing operations	(0.10)	(0.22)	(0.08)	(0.29)	(0.69)
Loss per share	(0.10)	(0.22)	(0.09)	(0.29)	(0.70)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after December 31, 2014 and is incorporated herein by this reference.

Item 11.  Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after December 31, 2014 and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after December 31, 2014 and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after December 31, 2014 and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after December 31, 2014 and is incorporated herein by this reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blue Earth, Inc. and Subsidiaries
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Blue Earth, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Earth, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of Blue Earth, Inc.’s internal control over financial reporting.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blue Earth, Inc.
Henderson, Nevada

We have audited Blue Earth, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Blue Earth, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Blue Earth, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Blue Earth, Inc. and Subsidiaries and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2015

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$2,967,408	$8,403,731
Restricted cash	632,102	-
Accounts receivable, net	2,515,772	5,844,119
Costs and revenues in excess of billings	3,967,207	395,442
Inventory, net	569,888	383,799
Construction in progress	68,212	2,254,902
Other receivables	78,926	2,195,554
Prepaid expenses and deposits	1,646,301	1,936,743
Total Current Assets	12,445,816	21,414,290

PROPERTY AND EQUIPMENT, net	56,982,778	858,212

OTHER ASSETS
Deposits	80,455	50,692
Natural gas futures	2,426,266	-
Long term receivables	1,587,548	-
Equity method investment	9,353,402	-
Construction in progress-internal	-	44,035,500
Contracts and technology, net	19,863,096	19,820,580
Assets of discontinued operations	-	251,492
Total Other Assets	33,310,767	64,158,264

TOTAL ASSETS	$102,739,361	$86,430,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,071,164	$2,658,368
Current portion of notes payable	162,445	1,504,476
Related party payables	1,333,147	1,337,151
Billings in excess of revenues	-	438,952
Deferred revenues	-	11,993
Accrued expenses	480,502	422,456
Payroll expenses payable	217,359	125,052
Preferred dividends payable	-	403,690
Liabilities of discontinued operations	-	190,609
Total Current Liabilities	6,264,617	7,092,747

LONG TERM LIABILITIES
Long term portion of notes payable	66,387	-

Total Liabilities	6,331,004	7,092,747

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized at $0.001 par value, -0- and 570,000 shares issued and outstanding, respectively	-	570
Common stock; 500,000,000 shares authorized at $0.001 par value, 94,258,713 and 60,205,843 shares issued and outstanding, respectively	94,259	60,206
Additional paid-in capital	188,159,932	143,605,036
Stock subscription receivable	-	(1,600,000)
Accumulated deficit	(91,845,834)	(62,727,793)
Total Stockholders' Equity	96,408,357	79,338,019

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,739,361	$86,430,766

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013	2012

REVENUES	$18,260,758	$10,305,736	$8,466,965
COST OF SALES	14,085,538	7,166,464	5,609,836
GROSS PROFIT	4,175,220	3,139,272	2,857,129

OPERATNG EXPENSES
Depreciation and amortization	4,715,992	2,745,126	2,532,673
General and administrative	26,393,366	25,752,836	11,635,216
Total Operating Expenses	31,109,358	28,497,962	14,167,889

LOSS FROM OPERATIONS	(26,934,138)	(25,358,690)	(11,310,760)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	-	-	2,037,325
Other income	37,394	612	1
Loss from equity investment	(269,592)	-	-
Interest expense	(449,802)	(556,171)	(179,344)
Loss on settlement of license	-	-	(164,667)
Gain (loss) on settlement of debt	(9,556)	637,096	(23,133)
Gain on sale of assets	11,235	-	-

TOTAL OTHER INCOME (EXPENSE)	(680,321)	81,546	1,670,182

LOSS BEFORE INCOME TAXES	(27,614,459)	(25,277,153)	(9,640,578)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(27,614,459)	(25,277,153)	(9,640,578)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes of $0	-	(196,241)	33,444

NET LOSS	(27,614,459)	(25,473,394)	(9,607,134)

PREFERRED DIVIDENDS	(1,503,582)	(3,188,450)	(545,020)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(29,118,041)	$(28,661,844)	$(10,152,154)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.40)	$(0.78)	$(0.54)
Discontinued Operations	-	(0.01)	0.00
Net Loss Per Share	$(0.40)	$(0.79)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	72,470,054	36,463,197	18,961,099

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2011	200,000	$200	18,703,182	$18,703	$33,771,622	$(2,632,192)	$(23,913,795)	$7,244,538
Common stock issued upon conversion of debt	-	-	1,220,501	1,221	1,463,092	-	-	1,464,313
Common stock issued upon conversion of preferred stock and accrued dividends	(70,750)	(71)	790,417	790	105,448	-	-	106,167
Common stock issued for acquisition of project rights	-	-	366,529	366	486,284	-	-	486,650
Common stock issued for consulting services	-	-	370,741	371	497,058	-	-	497,429
Common stock cancelled for technology	-	-	(75,000)	(75)	(89,175)	-	-	(89,250)
Common stock cancelled for exercise of options	-	-	(84,180)	(84)	84	-	-	-
Common stock cancelled for stock subscription receivable	-	-	(877,364)	(877)	(2,631,315)	2,632,192	-	-
Common stock issued upon exercise of warrants and options	-	-	467,723	468	128,143	-	-	128,611
Preferred shares and warrants issued for cash and services	380,902	381	-	-	3,598,007	-	-	3,598,388
Stock option and warrant expense	-	-	-	-	4,892,060	-	-	4,892,060
Derivative attached to preferred stock	-	-	-	-	110,990	-	-	110,990
Net loss attributed to common shareholders for the year ended
December 31, 2012	-	-	-	-	-	-	(10,152,154)	(10,152,154)

Balance, December 31, 2012	510,152	510	20,882,549	20,883	42,332,298	-	(34,065,949)	8,287,742
Preferred shares and warrants issued for cash	903,500	904	-	-	8,516,411	-	-	8,517,315
Common stock cancelled for assets	-	-	(458,644)	(458)	(1,291,288)	-	-	(1,291,746)
Common stock issued for equipment	-	-	64,263	64	195,295	-	-	195,359
Common stock issued for subsidiaries	-	-	20,578,211	20,578	58,898,806	-	-	58,919,384
Common stock issued upon conversion of debt	-	-	389,358	389	573,159	-	-	573,548
Common stock issued upon exercise of warrants and options	-	-	8,007,870	8,008	13,988,313	(1,600,000)	-	12,396,321
Common stock issued upon conversion of preferred stock and accrued dividends	(843,652)	(844)	9,631,853	9,632	3,216,259	-	-	3,225,047
Common stock issued for services	-	-	1,110,383	1,110	2,767,127	-	-	2,768,237
Stock option and warrant expense	-	-	-	-	14,408,656	-	-	14,408,656
Net loss attributed to common shareholders for the year ended
December 31, 2013	-	-	-	-	-	-	(28,661,844)	(28,661,844)

Balance, December 31, 2013	570,000	570	60,205,843	60,206	143,605,036	(1,600,000)	(62,727,793)	79,338,019
Common stock issued for subsidiary	-	-	1,750,000	1,750	4,600,750	-	-	4,602,500
Common stock issued for equity method investment	-	-	3,729,604	3,730	7,996,271	-	-	8,000,001
Common stock issued upon exercise of warrants and options	-	-	11,467,817	11,467	12,698,944	1,600,000	-	14,310,411
Common stock issued upon conversion of preferred stock and accrued dividends	(570,000)	(570)	6,386,729	6,387	1,901,456	-	-	1,907,273
Common stock issued for services	-	-	718,720	719	1,596,016	-	-	1,596,735
Common stock issued for cash	-	-	10,000,000	10,000	9,990,000	-	-	10,000,000
Stock option and warrant expense	-	-	-	-	5,771,459	-	-	5,771,459
Net loss attributed to common shareholders for the year ended
December 31, 2014	-	-	-	-	-	-	(29,118,041)	(29,118,041)

Balance, December 31, 2014	-	$-	94,258,713	$94,259	$188,159,932	$-	$(91,845,834)	$96,408,357

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013	2012

OPERATING ACTIVITIES
Net loss	$(27,614,459)	$(25,473,394)	$(9,607,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options and stock warrants issued for services	5,771,459	14,408,656	4,307,594
(Gain) loss on derivative valuation	-	-	(2,037,325)
Derivative attached to preferred stock	-	-	110,990
Loss on equity subsidiary	269,592	-	-
Impairment of inventory	299,573	-	-
Mark gas futures to market	2,884	-	-
(Gain) loss on settlement of debt	9,556	(637,096)	23,133
(Gain) on sale of assets	(11,235)	-	-
Loss on settlement of license	-	-	164,667
Stock issued for services	1,596,735	2,698,187	497,429
Depreciation and amortization	4,715,992	2,745,126	2,532,673
Amortization of debt discount	-	58,366	37,306
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(1,705,136)	(2,827,827)	(2,615,316)
Inventory	1,514,338	(53,920)	251,903
Restricted cash	(632,102)	-	-
Construction in progress	280,751	(1,548,859)	(401,886)
Prepaid expenses and deposits	783,111	(1,013,109)	303,819
Accrued dividends payable	-	-	(240,921)
Accounts payable and accrued expenses	1,102,647	(325,872)	986,768
Net Cash Used in Operating Activities	(13,616,294)	(11,969,742)	(5,686,300)
Net Cash Provided by Discontinued Operating Activities	-	108,653	5,539

INVESTING ACTIVITIES
Purchase of gas futures	(2,429,150)	-	-
Collection of other receivables	206,628	-	-
Proceeds from sale of construction project	1,848,321	-	-
Purchase of equity method investment	(1,622,993)	-	-
Lending of other receivables	-	(2,195,554)	-
Purchase of property and equipment	(12,698,024)	(126,351)	(10,188)
Net Cash Used in Investing Activities	(14,695,218)	(2,321,905)	(10,188)
Net Cash Used in Discontinued Investing Activities	(17,882)	(2,924)	-

FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised, net of $164,437 of offering costs	12,710,411	12,396,321	91,950
Proceeds from common stock	10,000,000	-	-
Cash received on stock subscriptions	1,600,000	-	-
Proceeds from related party loans	-	420,000	1,605,000
Proceeds from preferred stock, net	-	8,517,315	3,598,388
Cash received from subsidiary	-	531,460	-
Proceeds from notes payable and line of credit	579,148	3,000,000	1,208,008
Repayment of notes payable and line of credit	(1,992,484)	(2,034,312)	(776,481)
Repayment of related party loans	(4,004)	(691,853)	(6,614)
Net Cash Provided by Financing Activities	22,893,071	22,138,931	5,720,251
Net Cash (Used in) Discontinued Financing Activities	-	(34,648)	(49,306)

NET INCREASE (DECREASE) IN CASH	(5,436,323)	7,918,365	(20,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,403,731	485,366	505,370

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,967,408	$8,403,731	$485,366

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2014	2013	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$340,619	$187,999	$83,625
Income taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of debt	$-	$573,548	$1,441,180
Common stock issued upon conversion of preferred stock	1,907,843	3,225,047	708
Common stock cancelled for assets	-	(1,291,746)	(253,917)
Common stock issued for acquisition of subsidiaries	4,602,500	58,919,384	-
Common stock issued for equity method investment	8,000,001	-	-
Common stock issued for equipment	-	195,359	-
Common stock cancelled for subscription	-	-	(2,632,192)
Common stock cancelled	-	-	(84)
Cashless exercise of warrants	-	-	147
Initial debt discounts on notes payable	-	-	71,172
Interest reclassification to notes payable	-	-	7,853
Preferred dividends declared	1,503,582	3,188,450	545,020
Warrant vesting recognized as a prepaid expense	-	-	513,294
Warrants exercised for accrued wages	-	-	36,660
Shares issued for construction in progress costs	-	-	486,650

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

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

Principles of Consolidation

The consolidated financial statements for 2014 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management Services, Inc. (BEEMS), Blue Earth Generator, Inc.  (BEGI), Blue Earth Energy Power Solutions, LLC. (BEEPS), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), Blue Earth Peak Power Solutions, Inc. (BEPPS), Blue Earth Finance, Inc. (BEFI), Blue Earth Capital, Inc. (BECI), Blue Earth CHP, Inc. (BECHP),  and its 7 Special Purpose Entities (SPE’s) which hold assets of the co-generation projects . The consolidated financial statements for 2013 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management Systems, Inc. (BEEMS), Blue Earth Energy Managment, Inc.  (BEEM), Blue Earth Energy Power Solutions, LLC. (BEEPS), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), Blue Earth Peak Power Solutions, Inc. (BEPPS), Blue Earth Finance, Inc. (BEF), IPS Power Engineering, Inc. (IPS), Intelligent Power, Inc. (IP),  and Millennium Power Solutions, LLC (MPS).  The consolidated financial statements for 2012 reflect the financial position and operations of the Company and its wholly-owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management Systems, Inc., (BEEMS), Blue Earth Energy Management, Inc.  (BEEM), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), and Blue Earth Finance, Inc. (BEFI) The Company’s subsidiary HVAC Controls and Specialties, Inc. was disposed of subsequent to December 31, 2013 and is classified as discontinued operations in all periods presented.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2014, 2013 and 2012.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In connection with the purchases of BECI, BEPPS, BEEPS, BEEMS and BE Solar the Company has recorded $30,460,593 as the value of employment agreements, customer contracts and technology. These amounts are being amortized over their estimated useful lives of 3 years for employment contracts, 5 years for customer contracts and 17 years for technology. The Company recorded amortization expense of $4,559,985, $2,617,618 and $2,342,178 during the years ended December 31, 2014, 2013 and 2012, respectively. Annual amortization expense will be $4,687,833 for 2015 and $4,196,183 for 2016 after which it will fall to $834,571 through 2030.

Accounts Receivable

The Company records accounts receivable related to its construction contracts based on billings or on amounts due under the contractual terms. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $395,440, $63,709 and $27,427 as of December 31, 2014, 2013 and 2012, respectively.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reserve for Warranty

The Company has accrued a reserve for the estimated cost of completing warrantied services. The reserve is $93,578, $65,590 and $1,717 as of December 31, 2014, 2013 and 2012, respectively.

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

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred. Advertising costs aggregated $299,667, $111,495 and $107,215 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $163,758, $252,597 and $582, for the years ended December 31, 2014, 2013 and 2012, respectively.

Comprehensive Income

The Company has no items of other comprehensive income as of December 31, 2014, 2013 and 2012.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, the tax years 2011 through 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. The provisions of ASC Topic 740-10-25-09, provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC Topic 740. Topic 740-10-25-09 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible preferred stock or other common stock equivalents. Options to purchase 1,115,207, 1,011,290 and 960,761 common shares and warrants to purchase 14,231,918, 25,632,407 and 19,807,876 common shares were outstanding at December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of December 31, 2014, 2013 and 2012 and consists of batteries, motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $569,888 (net of $6,188 allowance), $383,799 (net of $-0- allowance) and $221,548 (net of $-0- allowance), respectively. The Company does not have any work in progress.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Natural Gas Futures

The Company accounts for its purchased Natural Gas Futures in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”. The Natural Gas Futures are marked to market at the end of each fiscal quarter using prices quoted on the NYMEX:NG.

Changes in Presentation

Certain changes have been made to conform the prior period loss per share data to the current presentation. These changes had no effect on reported net loss.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or its financial statements.

NOTE 3 - PREPAID EXPENSES AND DEPOSITS

The components of the Company’s prepaid expenses as of December 31, are as follows:

	2014	2013	2012
Consulting fees (term 1-9 months)	$713,289	$1,680,818	$696,868
Rent ( term 1 month)	32,966	14,534	--
Insurance (term 11 months)	133,760	147,321	42,555
Pre-contract costs	522,433	--	--
Deposits (term 1 month)	243,853	94,070	182,494
Total prepaid expenses and deposits	$1,646,301	$1,936,743	$921,917

NOTE 4 - TECHNOLOGY LICENSE

On May 16, 2011, the Company purchased a license to energy conservation technology known as “SwitchGenie”. The purchase price was $100,000 and 150,000 shares of the Company’s common stock valued at $1.18 per share, which was the market price on the transaction closing date. The license also requires the Company to pay a royalty based upon SwitchGenie sales. The Company had prepaid $68,213 in royalties against the license as of December 31, 2011 which was included in prepaid expenses. The Company was amortizing the cost of the license over the expected life of 5 years and has recorded $13,850 of amortization expense during the year ended December 31, 2012. During the year ended December 31, 2012 the Company returned the technology license to the licensor in exchange for 75,000 shares of common stock and terminated the exclusive license and entered into a non-exclusive license and supply agreement.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 5 - OTHER RECEIVABLES

On August 30, 2013 the Company entered into a Strategic Partnership Agreement with Talesun Solar USA, Ltd. (“Talesun”) and New Generation Power LLC (“NGP”), as amended on October 23, 2013, which includes a commitment from Talesun to grant the Company engineering, procurement and construction contracts (“EPC”) for 18 MW of Talesun Solar PV projects.  NGP granted the Company EPC contracts for a minimum of 147 MW of projects over the next 20 months.  In addition, the Company had agreed to make a $6.5 million loan in solar projects. $2,000,000 was loaned as of December 31, 2013. Our commitment to lend up to an additional $4,500,000, as verbally extended, expired on March 31, 2014. The loan was collateralized by safe harbored solar panels to be utilized on NGP’s solar projects. NGP contracts with the Company to build the solar projects on a cost plus basis. The loan was to be repaid during the construction phase of the projects. On July 17, 2014, the Company took full physical possession of the panels in satisfaction of the loan. The panels were subsequently sold.

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of December 31, are as follows:

	2014	2013	2012
Office and computer equipment	$327,023	$323,185	$395,281
Software	91,256	95,931	--
Manufacturing and installation equipment	442,450	402,063	149,434
Leasehold improvements	759,304	759,304	759,304
Construction in progress - internal	56,022,580	--	--
Vehicles	480,455	262,011	230,879
Sub Total	58,123,068	1,842,493	1,534,898
Accumulated Depreciation	(1,140,290)	(984,282)	(698,025)
Net	$56,982,778	$858,212	$836,873

Depreciation expense was $156,007, $127,508 and $213,633, for the years ended December 31, 2014, 2013 and 2012, respectively. Approximately $858,212 of the Company’s property and equipment serves as security against its long-term debt.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

There were no changes in the valuation techniques during the years ended December 31, 2014 and December 31, 2013. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Assets:

On December 15, 2014, the Company purchased 639.25 natural gas option contracts for $2,429,150, to mitigate its exposure to fluctuations in natural gas price in connection with its CHP facility in Alberta, Canada. The gas delivery dates range from January 1, 2016 to December 31, 2022. At each reporting date the Company revalues the options to the NYMEX-NG last trade value. The Company recorded a loss of $2,884 for the period ended December 31, 2014 on the value of contracts.  The Company had no nonfinancial assets of December 31, 2013 and 2012. Assets measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2014:

Liabilities:	Total Carrying Value at December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Natural gas futures	$2,426,266	$2,426,266	$-	$-

The following is a summary of activity of Level 1 assets for the years ended December 31, 2014, 2013 and 2012:

Balance at December 31, 2011	$--
Change in fair value 2012	--
Balance at December 31, 2012	--
Change in fair value 2013	--
Balance at December 31, 2013	--
Purchases of futures contracts	2,429,150
Change in fair value 2014	(2,884)
Balance at December 31, 2014	$2,426,266

Liabilities:

The Company had no nonfinancial liabilities as of December 31, 2014 and 2013. Liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2012:

	Total Carrying Value at December 31, 2013/2014	(Level 1)	(Level 2)	(Level 3)
Warrant derivative liability	$--	$--	$--	$--

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2014, 2013 and 2012:

Balance at December 31, 2011	$2,037,325
Change in fair value 2012	(2,037,325)
Balance at December 31, 2012	--
Change in fair value 2013	--
Balance at December 31, 2013	--
Change in fair value 2014	--
Balance at December 31, 2014	$--

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 1, 2011, the Board of Directors of the Company amended the employment agreement of its CEO to provide for an annual salary of $174,000. On May 16, 2013, the Company entered into employment agreements with its Chief Operating Officer and with its Chief Financial Officer which pay each of them $300,000 per year. The COO and CFO agreed to a reduced salary of $120,000 each for the first year. On January 31, 2014 the Company entered into a one year employment agreement with the CEO of BE Capital for $120,000.

Legal Matters

The Company is subject to litigation in the normal course of business. The Company records a liability for legal settlements when the amount is estimable and determined to be likely.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company leases office and manufacturing facilities from unrelated parties under non-cancellable operating leases. The leases are typically five years. As of December 31, 2014, future minimum lease payments are as follows:

Year	Amount
2015	$664,959
2016	646,287
2017	605,265
2018	598,398
2019	610,866
Thereafter	3,245,625
Total	$6,371,400

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock having a par value of $0.001 per share.

During 2013 the Company issued 903,500 shares of its Series C preferred stock at $10 per share for gross proceeds of $9,035,000. Each share of Series C preferred stock was convertible into 10 shares of the Company’s common stock and is subject to automatic conversion upon the Company’s common stock trading at least $2.18 per share for 60 consecutive calendar days. The Series C preferred stock provided for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series C preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series C Preferred Stock.

During 2012 the Company issued 283,052 shares of its Series B preferred stock at $10 per share for proceeds of $2,830,520. Each share of Series B preferred stock is convertible into 10 shares of the Company’s common stock and was subject to automatic conversion upon the Company’s common stock trading at least $2.20 per share for 60 consecutive days.  The Series B preferred stock provided for an 8% dividend if paid in cash or a 12% dividend if paid in shares of common stock. The Holder of the Series B preferred stock received common stock purchase warrants to purchase one share for every two shares of common stock issuable upon conversion of Series B Preferred Stock.

During the year ended December 31, 2014, 570,000 shares of the Series C preferred stock with the related accrued dividends were converted into 6,386,729 shares of common stock. During the year ended December 31, 2013, 129,250 shares of the Series A, 380,902 shares of the Series B and  333,500 shares of the Series C preferred stock with the related accrued dividends were converted into an aggregate of 9,631,853 shares of common stock. During the year ended December 31, 2012, 70,750 shares of the Series A preferred stock with the related accrued dividends were converted into 790,417 shares of common stock.

The Company has accrued a preferred dividend payable of $-0-, $403,690 and $440,287 on the preferred stock as of December 31, 2014, 2013 and 2012, respectively.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

The Warrants attached to the Series A, B and C preferred stock are substantially the same. Upon the exercise of a Class A Warrant for the $3.00 Exercise Price, the Holder received one share of Common Stock and a Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of Common Stock at $6.00 per share, subject to redemption and/or temporary reduction by the Company.

The Class B Warrants shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.m. (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class B Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provided, however, if such date is not a Business Day, then on the Business Day immediately following such date. Upon the exercise of the Class B Warrant for the $6.00 Exercise Price, the Holder shall receive one share of Common Stock and a Class C Common Stock Purchase Warrant (“Class C Warrant”) to purchase one share of Common Stock at $12.00 per share, subject to redemption and/or temporary reduction by the Company.

The Class C Warrant shall be exercisable into shares of Common Stock at any time, or from time-to-time, up to and including 5:00 p.m. (Pacific Coast Time) on the third anniversary date from the date of the last issuance of the Class C Warrants, unless previously called or extended by the Company on thirty (30) days’ prior written notice; provided, however, if such date is not a Business Day, then on the Business Day immediately following such date. The Company will determine the value of the Class B Warrant when the Class A Warrants are exercised and the value of the Class C Warrant when the Class B Warrants are exercised. The Series A Warrants have all been exercised or expired as of December 31, 2014. There are 8,521,654 Series B Warrants outstanding as of December 31, 2014.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock having a par value of $0.001 per share.

During the year ended December 31, 2014, the Company issued 6,386,729 shares of its common stock upon the conversion of 570,000 shares of preferred stock and accrued dividends of $1,907,273. The Company issued 1,750,000 shares of common stock to the CEO of BE Capital valued at $4,602,500 and issued 3,729,604 shares of common stock for an equity interest in a battery manufacturing company valued at $8,000,001. The Company issued 718,720 shares for consulting services valued at $1,596,735 and 11,467,817 shares upon the exercise of warrants and options for cash of $12,710,411. The Company issued 10,000,000 shares for cash of $10,000,000.

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

DECEMBER 31, 2014, 2013 and 2012

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

Incentive Stock Option and Warrant Grants to Consultants and Employees

2009 Incentive Stock Option Plan

During the year ended December 31, 2014, the Company granted 2,162,720 stock purchase options to its employees under its 2009 Incentive Stock Option Plan. The options have a 10 year exercise period (1 year upon termination of employment) and are exercisable at prices ranging from $0.75 to $3.10 per share.

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

As of December 31, 2014, 1,370,128 shares were remaining under the 2009 Plan for future issuance.

Stock Purchase Warrants

During the year ended December 31, 2014 the Company granted 300,000 stock purchase warrants to consultants. The warrants have a 10 year exercise period and are exercisable at prices ranging from $0.01 to $1.00 per share. The Company also changed 1,000,000 consultant stock purchase warrants to allow for a cashless conversion. The Company also issued 8,521,654 B warrants to the exercisers of the A warrants attached to the Series C preferred stock with an exercise period of 1 year and an exercise price $6.00.

During the year ended December 31, 2013 the Company granted 10,500,000 stock purchase warrants to executive employees. The warrants have a 10 year exercise period and are exercisable at prices ranging from $0.01 to $2.15 per share. The Company also granted 3,850,000 stock purchase warrants to consultants. The warrants have a 1 to 10 year exercise period and are exercisable at prices ranging from $0.01 to $2.90 per share. The Company granted 430,902 stock purchase warrants to the placement agents of its Series C preferred stock. The warrants have a 5 year exercise period and are exercisable at $1.75 per share. The Company also issued 4,292,500 A warrants to the purchasers of the Series C preferred stock with an exercise period of 3 years and an exercise price $3.00. The Company also issued 4,029,154 B warrants to the exercisers of the A warrants attached to the Series A and B preferred stock with an exercise period of 1 year and an exercise price $6.00.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

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

The Company recorded compensation expense of $5,771,459, $14,408,741 and $4,307,594 for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with these stock warrants and options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock warrants and options granted during the years ended December 31,

	2014	2013	2012
Expected term (years)	10.0	5.0 - 10.0	5.0-10.0
Expected volatility	91.55-100.65%	101.49-103.25%	94.45-116.86%
Weighted-average volatility	91.55-100.65%	101.49-103.25%	94.45-116.86%
Risk-free interest rate	2.07-3.99%	0.23-1.53%	0.23-1.53%
Dividend yield	0%	0%	0%
Expected forfeiture rate	0%	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased. A summary of the Company’s stock option activity during the years ended December 31, 2014, 2013 and 2012 is presented below:

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Balance Outstanding, December 31, 2011	607,791	$1.63	9.8	$
Granted	52,720	1.37	10
Granted	10,000	1.23	10
Granted	175,000	1.27	10
Granted	135,250	1.72	10
Exercised	(20,000)	0.90	9.8
Balance Outstanding, December 31, 2012	960,761	1.58	8.2		1,520,695
Granted	10,000	2.30	10
Granted	100,000	2.90	10
Expired	(52,720)	1.37	--
Exercised	(6,751)	1.57	--
Balance Outstanding, December 31, 2013	1,011,290	1.85	8.22		1,851,695
Granted	1,500,000	2.00	10
Granted	150,000	3.00	10
Granted	120,000	2.45	10
Granted	60,000	2.27	10
Granted	105,000	3.10	10
Granted	60,000	2.45	10
Granted	100,000	2.54	10
Granted	10,000	1.29	10
Granted	52,720	1.37	10
Granted	5,000	0.75	10
Expired	(492,119)	3.37	--
Exercised	(85,024)	1.36	--
Balance Outstanding, December 31, 2014	2,596,867	$2.54	8.82		$6,596,037
Exercisable, December 31, 2014	1,115,207	$1.87	8.37		$2,087,017

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s warrant activity during the years ended December 31, 2014, 2013 and 2012 is presented below:

	No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2011	15,799,866	$2.53	2.78	$39,973,661
Granted	900,000	1.16	5.00
Granted	700,000	1.33	5.00
Granted	660,000	0.01	8.00
Granted	75,000	0.10	10.00
Granted	2,400,000	1.00	5.00
Granted	1,415,260	3.00	1.00
Granted	1,412,500	0.01	10.00
Granted	146,750	1.75	5.00
Forfeited	(3,495,000)	(1.96)	--
Exercised	(427,000)	(0.47)	--
Balance Outstanding, December 31, 2012	19,587,376	2.53	2.78	49,556,061
Granted	3,600,000	2.15	10.00
Granted	3,000,000	0.01	10.00
Granted	2,400,000	2.90	10.00
Granted	1,400,000	0.01	10.00
Granted	1,000,000	1.00	10.00
Granted	200,000	0.01	10.00
Granted	200,000	2.00	5.00
Granted	250,000	0.01	5.00
Granted	2,300,000	0.01	10.00
Granted	4,517,500	3.00	3.00
Granted	430,902	1.75	5.00
Forfeited	(7,572,077)	(2.40)	--
Exercised	(8,653,033)	(1.60)	--
Balance Outstanding, December 31, 2013	22,660,668	1.90	6.52	43,055,269
Granted	200,000	0.00	10.00
Granted	100,000	1.00	10.00
Granted	8,521,654	6.00	3.00
Cancelled	(3,600,000)	(1.18)	--
Forfeited	(1,472,060)	(1.90)	--
Exercised	(9,778,344)	(1.60)	--
Balance Outstanding December 31, 2014	16,631,918	3.80	5.29	53,353,862
Exercisable, December 31, 2014	14,031,918	3.76	4.77	52,760,012

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

The Company expects all non-contingent outstanding employee stock options to eventually vest. As of December 31, 2014, 2013 and 2012 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $7,996,692, $17,597,601 and $1,328,375, which is expected to be recognized over the respective vesting periods which extend through 2017.

NOTE 10 - INCOME TAXES

The Company files a consolidated U.S. income tax return. The amounts provided for income taxes are as follows for the years ended December 31:

	2014	2013	2012
Current (benefit) provision: federal	$--	$--	$--
Current (benefit) provision: state	--	--	--
Total current provision	--	--	--
Deferred (benefit) provision	--	--	--
Deferred (benefit) provision relating to reduction of valuation allowance	--	--	--
Total deferred provision	--	--	--
Total provision (benefit) for income taxes from continuing operations	$--	$--	$--

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2014	2013	2012
Deferred tax assets:
Net operating loss carry forward	$12,159,700	$6,806,200	$3,736,000
Capital loss carryover	381,800	381,600	381,600
Allowance for doubtful accounts	1,162,300	39,600	24,600
Related party accruals	125,600	58,100	17,800
Accrued vacation	63,100	25,900	28,100
Depreciation	43,600	43,600	35,800
Allowance for obsolete inventory	2,600	--	--
	13,938,700	7,355,000	4,223,900
Less: valuation allowance	(13,938,700)	(7,355,000)	(4,223,900)
Total deferred tax assets	--	--	--
Total deferred tax liabilities	--	--	--
Total net deferred tax assets (liabilities)	$--	$--	$--

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2014, 2013 and 2012 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2014. The net changes in the valuation allowance during the year was an increase of $6,583,700 in 2014, $3,131,100 in 2013 and increase of $1,796,800 in 2012.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 10 - INCOME TAXES (continued)

At December 31, 2014, the Company had $28,801,000 of net operating loss carry forwards which will expire in various years through 2034. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of the Company’s equity transactions, the Company’s net operating losses may be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended.

The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carry forwards could be restricted. The Company’s effective income tax expense (benefit) differs from the statutory federal income tax rate of 34% as follows for the years ended December 31,:

	2014	2013	2012
Federal tax rate applied to loss before income taxes	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.5%	3.5%	3.5%
Permanent differences	(11.3)%	(0.9)%	(0.9)%
Change in valuation allowance	(22.6)%	(39.4)%	(39.4)%
Other	(3.6)%	2.8%	2.8%
Income tax expense (benefit)	0.0%	0.0%	0.0%

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the local currency in three financial institutions in the United States. The balance, at any given time, may exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2014, 2013 and 2012, there was $2,139,038, $7,214,159 and $57,405, respectively, in excess of insurable limits.

NOTE 12 - CONSTRUCTION IN PROGRESS

Construction in Progress-Short Term

The short-term construction in progress represents costs accumulated on several solar and co-generation projects at various stages of completion. The construction in progress is classified as short-term because the projects are expected to be completed within one year. A summary of construction in progress-short term as of December 31, are as follows:

	2014	2013	2012
Materials and Labor	$--	$2,044,150	$376,386
Designs and Permitting	68,212	210,752	329,657
Total	$68,212	$2,254,902	$706,043

The Company intends to sell the solar projects. The Company will charge to cost of sales the construction costs of the projects it sells.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 12 - CONSTRUCTION IN PROGRESS (continued)

Construction in Progress-Internal

The internal construction in progress represents the costs accumulated on 7 co-generation projects in the United States and Canada.  The co-generation projects were purchased in the acquisition of BECHP. The costs are classified as long-term because the projects are expected to take more than one year to complete.

A summary of construction in progress-long term as of December 31, are as follows:

	2014	2013	2012
Designs for co-generation projects	$--	$44,035,500	$--
Total	$--	$44,035,500	$--

The Company intends to hold the co-generation projects to generate revenues as an energy producer. The Company will depreciate the construction costs for the projects it does not sell over the 20 year term of the energy purchase contract upon commencement of revenues. During 2014 the Company commenced construction of the projects accordingly the costs were reclassified to Property and Equipment.

NOTE 13 - RELATED PARTY TRANSACTIONS

Employment Contracts

On March 1, 2011, the Board of Directors of the Company amended the employment agreement of the CEO.  His employment agreements dated September 1, 2010 was amended effective February 1, 2011, to increase his annual salary by $75,000 from $99,000 to $174,000.

The Company’s CEO was awarded five-year performance warrants to purchase 1,000,000 shares at an exercise price of $1.25 per share.  The warrants were to vest if and when the Company achieved certain revenues, net income and/or EBITDA milestones for four trailing quarters.  In November 2012 the warrant exercise price was reduced to $0.01 per share, the term of warrants were extended to 10 years and the vesting criteria was amended to remove the milestone criteria and to effectively vest immediately.

Stock Subscription Receivables

On June 17, 2008, two of BE Solar’s former stockholders agreed to purchase the shares of another shareholder for $2,486,850. Concurrent with this agreement, BE Solar agreed to issue a promissory note for the payment for the stock. The liability was recorded along with notes receivable from the purchasing stockholders. The notes receivable were assumed by the Company in the purchase of BE Solar and had no repayment terms, were non-interest bearing and were unsecured accordingly they were classified as stock subscription receivables. As of December 31, 2011, the receivables totaled $2,632,192. During the year ended December 31, 2012 the Company received and cancelled 877,364 shares of its common stock as satisfaction of the stock subscription receivables. As of December 31, 2013 the Company had stock subscriptions receivable of $1,600,000. During the year ended December 31, 2014 the Company collected the $1,600,000 stock subscription receivables.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 13 - RELATED PARTY TRANSACTIONS (continued)

Related Party Payables

In connection with the purchase of BEEMS and BESolar, the Company entered into promissory notes to pay outstanding liabilities to the former shareholders. During the year ended December 31, 2013 the Company borrowed $420,000 from and repaid $691,853 to a director. During the year ended December 31, 2013 the Company issued 238,480 shares of common stock in satisfaction of $271,871 of related party debt. During the year ended December 31, 2012 the Company borrowed $1,605,000 from a director. The notes payable are secured by certain of the Company’s construction projects, due upon demand and bear interest at 12% per annum. A summary of the maturity of the related party payables is as follows:

Year	Amount of Principal Payments Due
2015	$1,333,147
2016	--
2017	--
2018	--
2019	--
Thereafter	--
Total	$1,333,147

NOTE 14 - ACCRUED EXPENSES

A summary of accrued expenses as of December 31, are as follows:

	2014	2013	2012
Sales Tax Payable	$47,498	$11,802	$95,104
Credit Cards Payable	41,524	85,015	173,263
Accrued Interest Payable	297,902	188,419	57,187
Payroll Taxes Payable	--	11,852	155,464
Other	93,578	125,368	32,396
Total	$480,502	$422,456	$513,414

NOTE 15 - LONG TERM DEBT

Credit Line Payable

During the year ended December 31, 2014, the Company repaid the $1,500,000 line of credit. The balance at December 31, 2014 was 0.

During the year ended December 31, 2013, the Company received $3,000,000 in proceeds from a line of credit. The Company repaid the line $1,500,000 during the year ended December 31, 2013. The line of credit is for up to $10,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by certain of the Company’s assets.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 15 - LONG TERM DEBT (continued)

Promissory Notes Payable

The Company assumed promissory notes payable in connection with the purchase of BE Solar. During the year ended December 31, 2012 the Company issued 1,185,389 shares of its common stock upon the conversion of $1,391,188 of debt. During the year ended December 31, 2012 the Company received $1,208,008 from subordinated promissory notes payable. The notes accrued interest at 10% per annum, were unsecured and were due from 6 months to 5 years from the date of issuance. The Company repaid $534,312 and $776,481 of promissory notes payable during the years ended December 31, 2013 and 2012. The Company has no promissory notes payable as of December 31, 2013. During the year ended December 31, 2014 the Company received $209,714 of short term notes payable proceeds to finance its insurance premiums and operations. The Company owes $110,653 in short term promissory notes as of December 31, 2014.

Automobile Contracts Payable

The Company has entered into purchase contracts for its vehicles.  The contracts bear interest at an average interest rate of approximately 5% per annum, are secured by the vehicles. The composition of these automobile contracts payable are summarized in the table below:

Year	Amount of Principal Payments Due
2015	$51,792
2016	28,350
2017	30,506
2018	7,531
2019	--
Thereafter	--
Total	$118,179

NOTE 16 - ACQUISITION OF SUBSIDIARIES

Blue Earth CHP, Inc. (fka IPS Power Engineering, Inc.)

As of July 15, 2013, the Company, together with its wholly-owned subsidiary IPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) dated as of July 15, 2013, with IPS Power Engineering Inc. (“IPS”) (n/k/a Blue Earth CHP, Inc.), Global Renewable Energy Group, Inc. (“GREG”) and the Stockholders of IPS and GREG (the “Acquisitions”). IPS is an EPCM company (engineering, procurement, construction and management) and GREG is an affiliated renewable energy company, which companies specialize in the combined heat and power (“CHP”) alternative energy space. The Company plans to build seven power plants and sell the thermal and electric power generated to one large customer and to local utilities through long-term power purchase agreements.  Pursuant to the terms of the Agreement, an aggregate of 15,550,000 shares of Blue Earth Common Stock (the “Merger Consideration”) was issued to the former stockholders of IPS and GREG (the “Stockholders”).  The Merger Consideration was determined by the parties based on the mutually agreed upon future revenues and earnings forecast prepared by management of IPS and GREG.  The Merger Consideration consists of:  5,000,000 Blue Earth shares issued at closing to the Stockholders, which vested immediately but are subject to lock-up agreements; 150,000 Blue Earth shares issued as a finder’s fees; and 10,500,000 Blue Earth shares issued at closing to the Stockholders, and held in escrow, and which will vest at the rate of 1,500,000 Blue Earth shares per Initial Project (as defined) on the date that each of the Initial Projects or substituted similar value as mutually agreed to by Blue Earth and IPS, commences producing commercial power.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 16 - ACQUISITION OF SUBSIDIARIES (continued)

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

The purchase resulted in a construction in progress asset of $44,029,229.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
IPS Power Engineering, Inc. and Global Renewal Energy Group, Inc.	15,500,000	$2.84	$44,035,500

Assets at Fair Value
Cash			$2,733
Accounts receivable			2,500
Prepaid expenses			665
Property and equipment			3,725
Construction in progress			44,029,229
Total Assets			$44,038,852

Liabilities Assumed at Fair Value
Accounts payable and accrued expenses			$3,352

Equity			$44,035,500

Total Liabilities and Equity			$44,038,852

The Company has recognized revenues of $11,444 for the year ended December 31, 2013 for IPS and GREG. The Company has recognized a net loss $319,931 for the year ended December 31, 2013 for IPS and GREG.

Blue Earth Peak Power Solutions, Inc. (fka Intelligent Power, Inc. )

As of July 24, 2013 the Company, together with its wholly-owned subsidiary Intelligent Power Acquisition, Inc. simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”), with Intelligent Power, Inc. (“IP”) (n/k/a Blue Earth Peak Power Solutions, Inc.), and the Stockholders of IP (the “Acquisition”). IP owns patented demand response, cloud based, real-time energy management technology.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of the Company’s Common Stock (the “Merger Consideration”) was issued to the former stockholders of IP (the “Stockholders”). At the Closing the Stockholders exchanged 100% of the outstanding shares of IP for the Merger Consideration.  Through the Agreement, Intelligent Power Acquisition, Inc. merged with and into IP, with IP as the surviving entity, in accordance with the Oregon Business Corporations Act.  IP will be operated as a wholly- owned subsidiary of the Company.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 16 - ACQUISITION OF SUBSIDIARIES (continued)

The purchase resulted in a patent and technology asset of $4,147,832.  The reason for the purchase was to expand the Company’s energy efficiency operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

Purchase Price	Shares	Price	Total
Intelligent Power, Inc.	1,383,400	$2.88	$3,984,192

Assets at Fair Value
Cash			$911
Prepaid expenses			2,000
Property and equipment			3,464
Patent costs			48,442
Technology			4,147,832
Total Assets			$4,202,649

Liabilities Assumed at Fair Value
Accounts payable			$14,600
Accrued liabilities			203,857
Total Liabilities			$218,457

Equity			$3,984,192

Total Liabilities and Equity			$4,202,649

The Company has recognized revenues of $-0- for the year ended December 31, 2013 for IP. The Company has recognized a net loss $556,775 for the year ended December 31, 2013 for IP.

Blue Earth Energy Power Solutions, LLC (fka Millennium Power Solutions, LLC)

As of August 23, 2013, the Company, together with its wholly-owned subsidiary MPS Acquisition Corp., simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”) Millennium Power Solutions LLC (“MPS”) (n/k/a Blue Earth Energy Power Solutions, LLC) and the Key Members of MPS (the “Acquisition”). MPS designs and manufactures intelligent, digital, rechargeable battery products and backup systems with twice the energy of lead acid batteries in a smaller space.  The environmentally friendly product is completely recyclable with no issues of hazardous out-gassing, corrosion, flammable or explosive characteristics.  The initial, patent pending, intelligent Battery Backup System designed and manufactured by MPS was created for signalized intersections when loss of utility power occurs.  The UltraPower Stealth Battery Backup System (UPStealthTM ) can be formed in various configurations that allow the intelligent battery to bend around corners and fit into spaces that cannot be accessed by traditional battery backup systems.  Pursuant to the terms of the Agreement, an aggregate of 3,694,811 shares of the Company’s common stock (the “Merger Consideration”) was issued to the former members of MPS (the “Members”).  In addition, the principals of MPS are entitled to receive a per-year earn-out equal to ten (10%) percent of the profits of MPS as a separate wholly-owned subsidiary of the Company payable in shares of the Company’s common stock valued at the then current fair market value.  The earn-out is limited to a five year period and has an aggregate cap of $3,572,199. At the closing the stockholders exchanged 100% of the outstanding membership interests of MPS for the Merger Consideration. Through the Agreement, MPS Acquisition Corp. was merged with and into MPS, with MPS as the surviving entity, in accordance with the Oregon Business Corporations Act.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 16 - ACQUISITION OF SUBSIDIARIES (continued)

Purchase Price	Shares	Price	Total
Millennium Power Solutions, LLC	3,694,811	$2.95	$10,899,692

Assets at Fair Value
Cash			$531,460
Receivables			35,019
Inventory			113,138
Property and equipment			203,756
Battery technology			10,039,872
Total Assets			$10,923,245

Liabilities Assumed at Fair Value
Accounts payable			$21,894
Accrued liabilities			1,659
Total Liabilities			$23,553

Equity			$10,899,692

Total Liabilities and Equity			$10,923,245

The Company has recognized revenues of $107,253 for the year ended December 31, 2013 for MPS. The Company has recognized a net loss $236,014 for the year ended December 31, 2013 for MPS.

Blue Earth Capital, Inc.

Effective January 31, 2014, Blue Earth Capital. Inc., “BECI”, a newly formed subsidiary of the Company,  entered into a merger agreement with Kenmont Solutions Capital GP, LLC (“KSC”) wherein BECI purchased all of the issued and outstanding shares of KSC for  1,750,000  shares of restricted common stock of the Company issued to the founder of KSC who serves as the BECI’s CEO.  These shares were valued based on the quoted market price on the effective date of the transaction, at $2.63 per share, or $4,602,500.  The cost of assets acquired was capitalized as prepaid employment expense and is to be amortized over the term of the CEO’s employment agreement of 3 years. The Company purchased KSC to gain access to the knowledge and lending base accumulated over the years by the founder of KSC.

Purchase Price	Shares	Price	Total
Kenmont Solutions Capital GP, LLC	1,750,000	$2.63	$4,602,500

Total Purchase Price			4,602,500
Tangible Assets Acquired			--
Total Liabilities Assumed			--
Lender base			$4,602,500

The pro forma, consolidated balance sheets and statements of operations of Blue Earth, Inc. and KSC are omitted because KSC had no operations prior to the acquisition by BEC.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 16 - ACQUISITION OF SUBSIDIARIES (continued)

The table below presents, on a retroactive basis the condensed consolidated statements of operations for the periods presented to include the operations of BECHP, BEPPS and BEEPS.  In the above referenced acquisitions BECHP, BEPPS, and BEEPS were not considered the predecessor for accounting purposes.  The pro forma condensed consolidated statements of operations are presented below for comparative purposes and to provide additional information and disclosure.

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

The Company has two principal operating segments: (1) construction  and maintenance of alternative energy facilities  and (2) energy efficiency remediation.  These operating segments were delineated based on the nature of the products and services offered.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 2: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012:

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 17 - OPERATING SEGMENTS (continued)

	Energy Efficiency	Construction and Maintenance	Corporate	Consolidated
December 31, 2014
Revenues	$6,694,166	$11,566,592	$--	$18,260,758
Cost of sales	2,759,729	11,325,809	--	14,085,538
Operating expenses	8,416,816	8,753,136	13,939,406	31,109,358
Other income (expense)	(70,449)	218,888	(828,760)	(680,321)
Net income (loss)	$(4,552,828)	$(8,293,465)	$(14,768,166)	$(27,614,459)
Total assets	$2,082,933	$81,598,027	$19,058,401	$102,739,361

	Energy Efficiency	Construction and Maintenance	Corporate	Consolidated
December 31, 2013
Revenues	$3,366,037	$6,656,828	$282,871	$10,305,736
Cost of sales	1,537,749	5,534,754	93,961	7,166,464
Operating expenses	2,782,819	3,052,414	22,662,729	28,497,962
Other (expense)	(29,191)	(1,697)	112,425	81,537
Net income (loss)	$(983,722)	$(1,932,037)	$(22,361,394)	$(25,277,153)
Total assets	$915,612	$6,610,949	$78,904,205	$86,430,766

	Energy Efficiency	Construction and Maintenance	Corporate	Consolidated
December 31, 2012
Revenues	$3,444,821	$5,022,144	$--	$8,466,965
Cost of sales	2,153,694	3,456,142	--	5,609,836
Operating expenses	2,322,778	2,531,521	9,313,590	14,167,889
Other (expense)	(34,023)	12,466	1,691,739	1,670,182
Net income (loss)	$(1,065,674)	$(953,053)	$(7,621,851)	$(9,640,578)
Total assets	$865,746	$3,713,170	$10,368,030	$14,946,946

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

Revenues of the discontinued operations were $2,252,245 and $1,499,108 during the years ended December 31, 2013 and 2012, respectively.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

NOTE 19 - INVESTMENT IN EQUITY SUBSIDIARY

On October 30, 2014, the Company closed on an agreement to acquire an equity stake in PowerGenix for $10 million payable through a combination of cash ($2 million) and Company restricted common shares (3,729,604) valued at $2.145 per share. The restricted shares are subject to a lock up/leak out agreement. Reciprocal equity ownership is designed to fund PowerGenix and maximize the working relationship between the two companies. The Company’s ownership constitutes 24.4% of the equity of PowerGenix.

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

During the three months ended December 31, 2014, PowerGenix realized a net loss of $1,104,887. Accordingly the Company recognized 24.4% of the net loss in the amount of $269,592.

NOTE 20 - SUBSEQUENT EVENTS

Issuances of Common Stock

On January 2, 2015, the Company issued 10,000 shares of its common stock to consultants for services valued at $1.16 per share. As of January 27, 2015 the Company issued 63,887 shares of common to an executive officer for services valued at $1.30 per share.

On February 24, 2015, the Company entered into a Second Amendment to Credit Agreement (“the Amendment”) under the Line of Credit, Under the terms of the Amendment the Company borrowed $3,000,000. The Company is liable for a $300,000 Advisory Fee to the lender. The line of credit bears interest at 12% per annum and is secured by 400,000 shares of the Company’s Series D Convertible Preferred Stock. The Company received net proceeds of $2,911,700. The Series D Preferred Stock is convertible only in event of default on the repayment of the Line of Credit. The formula for conversion is the amount in default divided by the average closing price for the 10 days preceding the conversion.

Issuance of Debt
On March 10, 2015 the Company entered into a Note and Warrant Agreement whereby the Company issued a Senior Secured Convertible Note for $10,000,000. The Note grants the borrower a warrant to purchase 2,000,000 shares of the Company’s common stock and an option to purchase up to 10,000,000 shares of the Company’s common stock. The Note is due in full on September 10, 2015 with accrued interest at 12% per annum. The Note is convertible at the holders’ option to shares of the Company’s common stock at the rate of $1.00 per share. In case of default the conversion price becomes 112% of the principle and interest due. Interest on the Note may be paid in cash or shares of the Company’s common stock. The warrant attached to the Note allows the holder to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share. The option attached to the Note allows the holder to purchase 10,000,000 shares of the Company’s common stock at $1.00 per share for 6 months after the satisfaction of the Note. The options are reduced by the amount of the Note converted to equity by the holder prior to the repayment of the Note. The Note is guaranteed by the Company’s subsidiaries.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc.(6)
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC(8)
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc.(7)
2.6	Agreement and Plan of Merger by and between the Company and IPS Power Engineering Inc. dated as of July 15, 2013. (23)(29)
2.7	Agreement and Plan of Merger by and between the Company and Intelligent Power dated as of July 23, 2013.(24)(29)
2.8	Agreement and Plan of Merger dated as of August 23, 2013 by and between the Company and Millennium Power Solutions LLC. (25)(29)
3.1	Articles of Incorporation(15)
3.2	Certificate of Amendment to Articles of Incorporation filed on July 18, 2014 (39)
3.3	By-laws(5)
3.4	Certificate of Designations and Preferences for Series A Convertible Preferred Stock (9)
3.5	Certificate of Designation and Preferences for Series B Convertible Preferred Stock (15)
3.6	Certificate of Designation and Preferences for Series C Convertible Preferred Stock (28)
3.7	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series D Convertible Preferred Stock (43)
4.1	Specimen Stock Certificate(11)
4.2	Form of Performance Warrant(14)
4.3	Form of Trust Indenture (43)
10.1	Form of Directors and Officers Indemnification Agreement(1)
10.2	Blue Earth, Inc. 2009 Equity Incentive Plan(8)
10.3	Form of 2009 Incentive Stock Option Agreement(1)
10.4	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.5	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas.(6)
10.6	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis.(6)
10.7	Form of Series C Funding Warrant dated December 31, 2010.(11)
10.8	Form of Class B Funding Warrant.(11)
10.9	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees.(11)
10.10	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (11)
10.11	Warrant issued to Laird Cagan dated February 24, 2011. (11)
10.12	Consulting Agreement dated February 24, 2011 by and between Cagan MacAfee Capital Partners, LLC and Blue Earth, Inc. (11)
10.13	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (7)
10.14	Form of Series C Warrant issued in 2011 Preferred Stock Offering (9)

Exhibit No.	Description
10.15	Finance Agreement, dated as of December 19, 2011, by and between Blue Earth, Inc. and US Energy Affiliates, Inc.(10)
10.16	Capital Stock Purchase and Lease Agreement.(13)
10.17	Promissory Note, issued by the Company to Jeff Gosselin, in the principal amount of $1,357,358.41.(13)
10.18	Mutual Hold Harmless and Indemnification Agreement.(13)
10.19	Secured Promissory Note dated October 30, 2012 to Laird Q. Cagan.(17)
10.20	Independent Consulting Agreement dated November 6, 2012 by and between Blue Earth, Inc. and Laird Cagan.(18)
10.21	Secured Promissory Note dated December 12, 2012 from the Company to Laird Cagan.(20)
10.22	Security Agreement dated as of December 12, 2012 from Blue Earth to Laird Cagan.(20)
10.23	Common Stock Purchase Warrant dated as of December 12, 2012 from Blue Earth to Laird Cagan. (20)
10.24	Credit Facility Agreement, dated as of January 31, 2013 and effective February 22, 2013, by and among the Company, the Lender and the Subsidiaries.(21)
10.25	Revolving Line of Credit Note, issued by the Company and the Subsidiaries to the Lender, issued as of January 31, 2013 and effective February 22, 2013.(21)
10.26	Strategic Agreement dated as of August 30, 2013, by and among the Company and New Generation Power LLC & Telesun Solar U.S.A., Ltd. (26)(30)(35)
10.27	Notice of Redemption (27)
10.28	Form of Series C Preferred Stock Subscription Agreement (28)
10.29	Form of Class A Warrant issued in connection with Series C Preferred Stock Offering (28)
10.30	Lease dated December 20, 2011 by and between the Company & CJ3, LLC for Xnergy office
10.31	Blocking Amendment dated June 20, 2013 by and between the Company and David Lies
10.32	Promissory Note dated as of October 30, 2013 from David Lies to the Company
10.33	Pledge Agreement dated as of October 30, 2013 from David Lies to the Company
10.34	Amended Strategic Agreement dated as of October 10, 2013 by and among New Generation Power, LLC, Blue Earth, Inc. and Talesun Solar USA, Ltd. (30)(35)
10.35	Promissory Note dated February 22, 2013 from Blue Earth , Inc. to Laird Q. Cagan
10.36	Employment Agreement dated January 31, 2014 by and between Blue, Earth, Inc. and Donald R. Kendall, Jr. (32)
10.37	Equity Exchange Agreement dated January 31, 2014 by and among Blue Earth, Inc., Kenmont Solutions Capital GP, LLC and Donald R. Kendall, Jr. (32)
10.38	Sale of Goodwill Agreement dated as of January 31, 2014 by and between Blue Earth, Inc. and Donald R. Kendall, Jr. (32)
10.39	Independent Consulting Agreement, effective as of November 15, 2011, by and between the Company and Remanco, Inc. (33)
10.40	Amendment dated October 17, 2013 to Independent Consulting Agreement between the Company and Remanco (33)
10.41	Warrant dated October 12, 2013 issued to David Lies (34)
10.42	Consulting Agreement dated February 17, 2014 by and among Blue Earth,Inc., Jason Davis and Joey Patalano (30)(34)
10.43	Amended and Restated Employment Agreement between Blue Earth and Robert Potts dated April 21, 2014 (36)
10.44	Amended and Restated Employment Agreement between Blue Earth and Brett Woodard dated April 21,2014 (36)
10.45	Amended and Restated Employment Agreement between Blue Earth and Ray Lundberg dated April 21, 2014 (36)

Exhibit No.	Description
10.46	Amended and Restated Consulting Agreement dated April 21, 2014 by and between Blue Earth, Inc. and Broadway Family Group LLC (36)
10.47	Amended and Restated Consulting Agreement by and etween Blue Earth,Inc. and Green Planet Consultants LLC (36)
10.48	Asset Purchase Agreement dated April 4, 2014 by and among SSA Solar of HI, LLC and Waianae PV-02, LLC. (37)
10.49	Asset Purchase Agreement dated July 28, 2014, by and among Lenape II Solar LLC and New Generation Power, LLC and NGP Lenape Solar II, LLC and Addendum Agreement. (39)
10.50	Board of Director Agreement between Blue Earth, Inc. and Alan P. Krusi dated August 25, 2014. (40)
10.51	PowerGenix Systems Inc. Series C Preferred Stock Purchase Agreement dated October 27, 2014. (41)
10.52	Equity Exchange Agreement dated as of October 27, 2014 by and between Blue Earth and PowerGenix Systems Inc. (42)
10.53	Second Amendment to Credit Agreement, dated as of February 24, 2015 by and among the Company, the Lender and the Subsidiaries (43)
10.54	Replacement, Amended and Restated Promissory Note, issued by the Company and the Subsidiaries to the Lender, issued as of February 24, 2015 (43)
10.55	Note and Warrant Purchase Agreement dated March 10, 2015 by and between Blue Earth, Inc. and Jackson Investment Group, LLC. (30) (44)
10.56	12% Senior Secured Convertible Note due September 10, 2015. (44)
10.57	Pledge and Security Agreement by and among Blue Earth, Inc., various subsidiaries and Jackson Investment Group, LLC. (44)
16.1	Letter from Davis Accounting Group P.C. (12)
21.1	List of Subsidiaries (31)
*23.1	Consent of HJ & Associates, LLC.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
*32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

101INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report

___________________________________

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

(29)  The schedules to this exhibit have not been filed with this registration statement as they contain due diligence information which the Registrant does not believe is material to an investment decision and which is otherwise described in the Issuer’s SEC filings.  Summaries of the information have been included and the Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

(30)  Certain information in the schedules and exhibits to this exhibit have been omitted as they contain due diligence information which the Registrant does not believe is material to an investment decision which is otherwise described in the Report.  Summaries of the information have been included and the Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

(31)  Filed with Amendment No. 1 to Registration Statement (No. 333-189937) on December 13, 2013.

(32)   Incorporated by reference to the copy of such documents included as an Exhibit to our Current Report on Form 8-K for January 31, 2014, filed on February 6, 2014.

(33)  Filed with Amendment No. 4 to Registration Statement  No. 333-189937 on March 18, 2014.

(34)  Filed with Amendment No. 5 to Registration Statement No. 333-189937 on March 27, 2014 and replaced in Amendment No. 7 to the Registration Satement No. 333-189937 filed on May 5, 2014.

(35)  Filed with Amendment No. 5 to Registration No. 333-189937 on March 27, 2014.

(36)  Filed with Amendment No. 7 to Registration No. 333-189937 on March 5, 2014.

(37)  Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for April 4, 2014 filed on April 10, 2014.

(38)  Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for July 18, 2014 filed on July 23, 2014.

(39)  Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for July 28, 2014 filed on August 5, 2014.

(40)  Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for August 25, 2014 filed on August 26, 2014.

(41)  Incorporated by reference to the copy of such document included as an Exhibit to our Current Report on Form 8-K for October 27, 2014 filed on October 31, 2014.

(42)  Incorporated by reference to the copy of such document included as an Exhibit to our Registration Statement on Form S-3 (No. 333-200107) filed on November 12, 2014.

(43)  Incorporated by reference to the copy of such document included as an exhibit to a Current Report on Form 8-K for February 24, 2015, filed on February 27, 2015.

(44)  Incorporated by reference to the copy of such document included as an exhibit to a Current Report on Form 8-K for March 10, 2015, filed on March 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 16th day of March, 2015.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan
Laird Q. Cagan	Chairman of the Board	March 16, 2015

/s/ Johnny R. Thomas
Johnny R. Thomas	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ Brett Woodard
Brett Woodard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

/s/ Robert Potts
Robert Potts	President, Chief Operating Officer and Director	March 16, 2015

/s/ Governor William (Bill) Richardson
Governor William (Bill) Richardson	Director	March 16, 2015

/s/ Michael W. Allman
Michael W. Allman	Director	March 16, 2015

/s/ James A. Kelly
James A. Kelly	Director	March 16, 2015

/s/ Alan P. Krusi
Alan P. Krusi	Director	March 16, 2015

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.