Form 10-K/A
period 2014-12-31
Blue Earth, Inc.
filed 2015-04-22
CIK 1422109

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 63,764,005 shares (based on 72,549,095 issued and outstanding) computed by reference to the $2.45 per share price at which the common stock was last sold as of June 30, 2014, the last business day of the registrant’s second fiscal quarter was $156,221,812

As of April 13, 2015, there were 93,417,358 shares of Common Stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KA amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Report”) of Blue Earth, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on March 16, 2015, and is being filed with respect to Items 10-14.  The Company initially anticipated incorporating this information contained herein via its filing of a definitive proxy statement for the registrant’s 2014 annual Meeting of Stockholders, however, has instead elected to amend the Annual Report.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.  Changes made in this amendment include:

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the Executive Officers and Board of Directors of the Company and is based on the records of the Company and information furnished to it by such persons.

Name of Nominee	Age	Position
Laird Q. Cagan	57	Chairman of the Board of Directors
Dr. Johnny R. Thomas	73	Chief Executive Officer and Director
Robert Potts	53	President and Chief Operating Officer and Director
Brett Woodard	63	Chief Financial Officer
Donald R. Kendall, Jr.	62	Chief Executive Officer of Blue Earth Capital, Inc.
William (Bill) Richardson	67	Director
James A. Kelly	57	Director
Michael W. Allman	54	Director
Alan P. Krusi	60	Director

•

 Mr. Allman serves on each of the following committees of the Board of Directors:

o

chairman of the Audit Committee

o

member of the Compensation Committee;

o

member of the Nominating & Corporate Governance Committee;

•

Mr. Kelly serves on each of the following committees of the Board of Directors:

o

chairman of the Compensation Committee;

o

chairman of the Nominating & Corporate Governance Committee;

o

member of the Audit Committee

•

Mr. Krusi serves on each of the following committees of the Board of Directors:

o

chairman of the Nominating and Corporate Governance Committee

o

member of the Audit Committee;

o

member of the Compensation Committee;

•

Governor Richardson may serve on committees of the Board as his time permits.

Biographical Information

Directors

We believe that our Board of Directors should be composed of individuals with sophistication and experience in many substantive areas that impact the Company’s businesses.  We believe that all of the current Board Members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below.

Laird Q. Cagan, Chairman of the Board and Director. Mr. Cagan has served as Chairman of the Board and a director of the Company since February 21, 2011.  He is an investor in the Company who has served as a director and officer of several publicly traded companies. He has 25 years of experience in investing in and building high growth technology companies as well as five years in the investment banking industry.  During the 1990’s he invested in and helped build 15 high tech companies with over $500 million of equity capital invested in those companies.  He is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”) a private investment firm he founded in 2002.  CMCP has founded, funded and taken public 10 companies in a variety of industries including energy, alternative energy, healthcare, information technologies, and environmental.  CMCP portfolio companies have raised over $600 million of equity capital and over $2 billion of capital has been invested in those companies or their projects.   Mr. Cagan previously worked for two of the largest investment banks in the world, Goldman, Sachs & Co. and Drexel Burnham Lambert.  In all, he was involved in over 30 transactions valued at more than $15 billion, bankruptcy work-out transactions of more than $2 billion, and a variety of equity, high-yield bond and senior debt financings.  Mr. Cagan was the founding Chairman of Evolution Petroleum Corporation (NYSE: EPM), a company he founded to develop mature oil & gas fields with advanced technologies.  He is a director and founder of Calpian, Inc. (CLPI), and a former director of AE BioFuels, Inc. (n/k/a Aemetis (AMTX)), and Pacific Asia Petroleum (n/k/a Erin Energy Corporation (NYSE MKT: ERN) and the Johannesburg Stock Exchange. He held Series 24, 7 and 63 licenses, however, he is not currently registered with any FINRA firm.  He was a registered representative and Managing Director of Colorado Financial Services Corporation (“CFSC”), a FINRA-licensed broker-dealer from 2008 to 2012 and other firms dating back to 2003.  He served an administrative suspension from December 15-29, 2008 for violation of a FINRA rule, failure to provide copies of personal brokerage statements from his prior broker-dealer to his new broker-dealer.   Mr. Cagan attended M.I.T. and received BS, MS and MBA degrees from Stanford University.  He is a graduate of the UCLA Director’s Training Program.  He is the founding Chairman of the SF Bay chapter of the Young Presidents’ Organization and the former Chairman of the San Francisco Chapter of the World Presidents’ Organization.  He is a former member of the Stanford University Athletic Board and is a member of the Olympic Club, the oldest athletic club in America.  As a result of Mr. Cagan’s extensive experience in finance and start-up companies, as well as experience in the energy industry, all of which strengthens the Board’s collective qualifications, skills and experience.

Johnny R. Thomas, Chief Executive Officer and Director.  Dr. Thomas has been a director of the Company since February 22, 2011.  He has been employed by the Company as Chief Executive Officer since September 1, 2010, and also served as President from September 1, 2010 until May 16, 2013.  Prior thereto, he served as Chairman of the Board, Chief Executive Officer and President of Consolidation Services, Inc. (OTCBB:CNSV) from that company’s inception on January 26, 2007 until April 2, 2010.  The company was engaged in the acquisition of land and mineral rights in Eastern Kentucky and is now engaged in oil and gas production. From January 2000 until September 2010, Dr. Thomas was self-employed as an investor in securities, real estate and limited custom home development.  Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.   For more than 30 years, Dr. Thomas has successfully guided start-up companies from their formation through commercialization.  His experience in finance and the public securities markets has provided the Board with the necessary guidance to acquire, integrate and manage acquired companies and act as a liaison with the Company’s independent advisors, all of which strengthens the Board’s collective qualifications, skills and experience.

Robert C. Potts, President and Chief Operating Officer.   Robert Potts was appointed President and Chief Operating Officer of the Company on May 16, 2013 and a director on January 1, 2014.  Since February, 2010, Mr. Potts has been a founder, director, CEO and President of IPS Engineering Inc. (“IPS”).   IPS is a Provo Utah based engineering, procurement and construction management (EPCM) company specializing in combined heat and power (CHP) alternative energy space, which was acquired by the Company in May 2013.  From February, 2008 until December 2009, Mr. Potts was President and an owner of Heavy Equipment Parts, Orem, UT, a ground engaging parts and fabrication services company.  From 2001, until he formed IPS, he was the President and CEO of several portfolio companies for a private equity firm.  These include: Prinexus, Finlay Systems, Color By Pergament, Direct Group, Direct Fulfillment, Mack Color Graphics, Halo Design Systems, and Tukan.   He has broad experience with successful start-up and turnaround ventures and has particular knowledge and experience in the energy industry and finance, which strengthens the Board’s collective qualifications, skills and experience.  Mr. Potts earned his B.S. Mechanical Engineering, at Brigham Young University and an M.B.A. - Finance at Lehigh University.

Brett Woodard, Chief Financial Officer. Mr. Woodard was appointed Chief Financial Officer of the Company on May 16, 2013.   He served as a founder, director and CFO of IPS Engineering, Inc. from 2012 until its acquisition by the Company in May 2013.  Prior thereto, from 2007, Mr. Woodard served as the CFO of Wasatch Wind, Inc., an enterprise that developed wind energy projects in the Western US and Eastern Canada.  With over 25 years’ experience in structuring turnkey project finance transactions throughout the Americas, Europe and Asia in roles with Nokia (large telecommunications infrastructure), GE Capital and Nortel Networks, he has worked extensively with international financing organizations including several Export Credit Agencies.  Mr. Woodard holds an MBA, Finance from the University of Utah and Post Graduate Studies (PhD. Program), Finance, Wharton School, PA.

Donald R. Kendall, Jr., Chief Executive Officer of Blue Earth Capital, Inc.   Mr. Kendall was elected Chief Executive Officer and a director of Blue Earth Capital as of January 31, 2014.  He had been the Chief Executive Officer of Kenmont Capital Partners and Kenmont Solutions Capital GP LLC (“KSC”), an investment management firm specializing in alternative investments and private equity from 1998 and its affiliated finance company, respectively, until KSC’s acquisition by the Company in January 2014.  Mr. Kendall also utilized his extensive background in the power, energy and clean energy industries overseeing event driven, distressed, capital structure arbitrage and private equity investments in these sectors for Carlson Capital, L.P, while overseeing Kenmont's private equity and venture capital fund of funds.  From 1993 to 1998, Mr. Kendall was President of Cogen Technologies Capital Company, L.P.  His responsibilities included acquisitions, domestic and international project development, project and corporate financings, asset management, strategic planning and the initiation of Cogen's planned reorganization, initial public offering and ultimate sale for $1.1 billion.  In addition to his duties at Cogen, Mr. Kendall was the founding Chairman and Chief Executive Officer of Palmetto Partners, Ltd., a family office and investment management company for a Forbes 400 family.  Mr. Kendall's duties included identifying, analyzing, structuring, investing, monitoring and exiting investments in private equities on a direct basis and through private equity funds.  In addition, Mr. Kendall managed various public equity hedge fund and fixed income portfolios for affiliated entities and three charitable foundations.  He also serves as a director of American Midstream Partners, LP (NYSE: AMID), Solar City Corporation (NASDAQ: SCTY), Stream Energy and Tangent Energy Solutions, Inc.  Mr. Kendall also serves on the following Non Profit Boards:  Earthwatch Institute, the Houston Zoo Conservation Committee, the Jane Goodall Institute and the Prospect Park Alliance.  Mr. Kendall received a B.A. degree from Hamilton College and an M.B.A. from The Amos Tuck School of Business Administration at Dartmouth College.

Governor Bill Richardson, Director.  Governor Richardson was elected to the Company’s Board of Directors effective January 1, 2014.   Governor Richardson brings to the Board his knowledge of the energy industry and regulatory affairs, as well as his experience serving on numerous boards of directors, which greatly strengthens the Board’s collective qualifications, skills and experience.  Governor Richardson is a leading proponent of energy, efficiency, technology as evidenced by the green initiatives he passed as Governor of New Mexico.  As a former Secretary of Energy, he has extensive knowledge on all aspects of our business model, including distributed generation, energy efficiency and technologies.  Furthermore, he is an ideal person to advise the Company on political issues at the state and federal level.  Political initiatives are continually on the agenda of most states and the federal government that can affect the Company’s business.  Governor Richardson currently serves as Senior Fellow for Latin America at Rice University’s James A. Baker III Institute for Public Policy, and participates on several non-profit and for-profit boards including Abengoa’s International Advisory Board, the fifth largest biofuels producer in the United States, WRI World Resources Institute, and the National Council for Science and the Environment.  Governor Richardson is also currently serving as Chairman of Global Political Strategies for APCO Worldwide. From January 2003 through January 2011, he was the Governor of New Mexico. Prior to his governorship, Governor Richardson was the U.S. Secretary of Energy (1998-2001), U.S. Ambassador to the United Nations (1997-1998) and a member of the U.S House of Representatives for New Mexico (1983-1997). Governor Richardson has a BA from Tufts University and an MA from Tufts University Fletcher School of Law and Diplomacy.  In addition to his service as member of the Board of Abengoa Solar and Tecnicas Reunidas.  He is currently serving on the following Boards:  Afina; American Progress/Enough Fellow; AMP Holding;  Aside/EAG; CarCharging; Dallas National Insurance; DayStar Technologies;  Ergo; EX-IM Bank; Foundation to Preserve New Mexico Wildlife;  National Council for Science and Environment (NCSE); P3GM; PT Capital; Refugees International; Richardson Center for Global Engagement; Ryan Governmental Services; Viridis Learning; V-Me; Vola LLC, and World Resources Institute (WRI).

James A. Kelly, Director, was elected to the Company’s Board of Directors effective January 1, 2014.  James Kelly has over thirty-eight years of experience in the energy industry.   Mr. Kelly possesses particular knowledge and experience in accounting, management and the energy industry to strengthen the Board’s collective qualifications, skills and experience.  The grid experience of Mr. Kelly with a major utility is relevant to all of our combined heat and power and solar business units, as distributed generation projects all involve direct interaction with utilities.  Mr. Kelly also has extensive knowledge and experience in all of the technology activities of the Company, since utilities generally see new, emerging technologies at an early stage as new technologies are submitted for potential inclusion in rebate programs.  Mr. Kelly has served on the Management Committee of a Fortune 500 Company.  Mr. Kelly has had exclusive responsibility for multiple external audits and management reviews of energy company operations.    Mr. Kelly was Senior Vice President for Southern California Edison Co. from November 1973 through July 2011, which is the electric utility company for Southern California.  Mr. Kelly obtained his Bachelor of Science from California State University, Long Beach in 1977 and a Master of Science from California State Polytechnic University in 1978. Mr. Kelly also serves as a director of Muni-Fed Streetlight Solution, Coachella Partners, the Don Bosco Technical Institute and as CEO and Director of ARES.

Michael W. Allman, Director, was elected to the Company’s Board of Directors effective January 1, 2014.  Mr. Allman has experience as a CEO and CFO of various renewable energy companies and with a global consulting firm, with exceptional breadth of experience in business strategy design and implementation, operations, finance, risk management, investor communications, business development, mergers and acquisitions and international business.   The grid experience of Mr. Allman with a major utility is relevant to all of our combined heat and power and solar business units, as distributed generation projects all involve direct interaction with utilities.  Mr. Allman also has extensive knowledge and experience in all of the technology activities of the Company, since utilities generally see new, emerging technologies at an early stage as new technologies are submitted for potential inclusion in rebate programs.  As a result of this experience, Mr. Allman possesses particular knowledge and experience in each of the above areas to serve as the Company’s Audit Expert and strengthens the Board’s collective qualifications, skills and experience.  Mr. Allman previously served as President and CEO of Sempra Generation between October 2006 and March 2010.  Sempra Generation was an electrical division of Sempra Energy, a Fortune 300 energy services company.   From March 2010 through June 2012, Mr. Allman served as Chairman, President and CEO of Southern California Gas Company, a gas distribution company in the United States.  Mr. Allman received his bachelor of science in Chemical Engineering from Michigan State University in 1982 and obtained his MBA from the University of Chicago in 1985, with a specialization in finance.

Alan P. Krusi, Director, was appointed as a Director of the Company on August 25, 2014.  From October 2011 until March 2015, Mr. Krusi was President, Strategic Development of AECOM Technology Corporation, a global provider of professional technical and management support services, and served as Executive Vice President for Corporate Development from August 2008 until October 2011. From 2003 until 2008 Mr. Krusi served as President of Earth Tech, Inc., an engineering, consulting, and construction services firm owned by Tyco International.  Since March 2008, Mr. Krusi has been a director of Comfort Systems USA (NYSE:FIX) a leading provider of commercial and industrial heating, ventilation and air conditioning (HVAC) and building automation services, with more than 85 locations nationwide. From 2002 to 2003, Mr. Krusi served as CEO of RealEnergy, Inc., a company providing on-site cogeneration to commercial and industrial customers. From 1999 to 2002, Mr. Krusi served as President of the Construction Services division of URS Corporation, where he oversaw an international construction services business specializing in construction management and program management. Prior to his employment with URS, and over a period of twenty-two years, Mr. Krusi held a number of technical and management positions within the engineering and construction industries. Mr. Krusi is a graduate of the University of California at Santa Barbara and is a Registered Geologist, Certified Engineering Geologist, and Licensed General Contractor in the State of California.  Mr. Krusi has more than thirty-five years of experience in the construction and engineering industries, including experience in executive management positions for public companies.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, named executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended 2014, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including principals executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics was attached as Exhibit E to the Company’s Definitive Proxy Statement for the annual meerting of Stockholders for the fiscal year ended December 31, 2013 and is also available without charge upon written request directed to Blue Earth, Inc., Attention: Secretary, 2298 Horizon Ridge Parkway, Suite 205 Henderson, Nevada 89052.

CORPORATE GOVERNANCE DIRECTOR AND COMMITTEE INFORMATION

There has been no material change to the Company’s procedures by which security holder may recommend nominees to the Board of Directors.

Composition of the Board of Directors. Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors.  Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee.  The Board has established procedures consistent with the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, and The NASDAQ Stock Market prior to the Company being listed on a national securities exchange.

Board Committees

The Board has three standing committees:  the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance committee.  The Board has appointed only independent directors to such committees.  The members of each committee are appointed by the Board and serve only one-year terms.  Committees regularly reported on their activities and actions to the full Board of Directors.  Each committee has a written charter adopted by the Board of Directors under which it operates.

Committees of the Board of Directors

In June 2013, the Board of Directors adopted charters relative to its audit committee, compensation committee and nominating committee.  However, until January 1, 2014, the entire Board determined all matters and no Committees had been formed.

Audit Committee Charter.  The Audit Committee performs its duties under a written charter approved by the Board of Directors. The Audit Committee charter was filed as Appendix C to the Company’s definitive proxy statement for the Annual Stockholders’ Meeting for the fiscal year ended December 31, 2013.

Independence of Audit Committee Members.  All members of the Audit Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ Listing Rules and under the Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Compensation Committee Charter.  The Board of Directors has adopted a Compensation Committee charter to govern its Compensation Committee. The Compensation Committee charter was filed as Appendix D to the Company’s definitive proxy statement for the Annual Stockholders’ Meeting for the fiscal year ended December 31, 2013.

Governance Committee Charter.  In June 2013, the Board adopted the Nominating and Corporate Governance Committee Charter, a copy of which was filed as Appendix E to the Company’s definitive proxy statement for the Annual Stockholders’ Meeting for the fiscal year ended December 31, 2013.

Audit Committee

The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the audit committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our audit committee members possess an understanding of financial statements and generally accepted accounting principles. Michael W. Allman serves as Chairman of the Audit Committee, which also consists of James A. Kelly and Alan Krusi.

Audit Committee Financial Expert.  The Board of Directors has determined that Michael W. Allman is an “audit committee financial expert” as such term is defined by the SEC. As noted above, Mr. Allman, as well as the other members of the Audit Committee, have been determined to be “independent” within the meaning of SEC and exchange regulations.

Independent Directors

The Company’s Board of Directors has elected Michael W. Allman, James A. Kelly, Governor Bill Richardson and Alan Krusi to its Board of Directors.   Each serves as an independent director as that term is defined by listing standards of the national securities exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 of the Exchange Act, for a two-year term which commenced on January 1, 2014 and August 25, 2014 in the case of Mr. Krusi.  Each of these four persons will serve as an independent director and where noted on the respective committees listed below.  We also believe Laird Cagan is an “independent director,” as that term is defined above.

We believe that our Board of Directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important:  experience in the energy industry; regulatory; accounting and finance; capital markets; strategic planning; business development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described above for each director.  We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

Our combined heat and power and solar projects, generate electricity at the customer’s site, as such, they interface with the traditional electric grid. Mr. Allman and Mr. Kelly have managed large electric grids for many years; therefore their grid experiences are directly applicable to our core business. In addition, public utilities, such as those they managed for many years oversee multi-billion dollar rebate programs for energy efficiency. These experiences are directly relevant to our energy efficiency business. As part of the administration of the large rebate programs, the public utilities that they managed are early reviewers and evaluators of new technology.  Mr. Krusi has extensive experience within the engineering, consulting and construction industries in the area of combined heat and power programs.  Therefore, we believe each director provides exceptional inputs to the Company when evaluating technology acquisitions and for marketing of our existing technology. Federal and State governments have many policies and programs that directly influence our business model in all areas, alternative energy, energy efficiency and technology. Governor Richardson provides valuable insight and access to the political process and political decision making leaders.

Compensation Committee

The compensation committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of our executive officers, administering our stock option plans, and recommending and approving grants of stock options under those plans. James A. Kelly serves as Chairman of the Compensation Committee, which also consists of Michael W. Allman and Alan Krusi.

Nominating Committee

The nominating and corporate governance committee considers and makes recommendations on matters related to the practices, policies and procedures of the board of directors and takes a leadership role in shaping our corporate governance. As part of its duties, the nominating and corporate governance committee assesses the size, structure and composition of the board of directors and its committees, coordinates evaluation of board performance and reviews board compensation. The nominating and corporate governance committee also acts as a screening and nominating committee for candidates considered for election to the board of directors.  James A. Kelly serves as Chairman of the Nominating and Corporate Governance Committees, which also consists of Michael W. Allman and Alan Krusi.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors.

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

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option/ Warrant Awards ($)(6)	All Other Compensation ($)	Total ($)
Dr. Johnny R. Thomas,	2014	$174,000(1)	-	$2,024,721(7)	-	$2,198,721
Chief Executive Officer	2013	$174,000(1)	-	$4,184,437(2)	-	$4,358,437
	2012	$174,000(2)	-	$2,417,022	-	$1,517,336

John C. Francis, V.P. Corporate	2012	$150,000	-	-	-	$150,000
Development

Robert Potts,	2014	$217,628	$25,000 (4)	-	-	$242,628
President and Chief Operating Officer	2013	$77,405 (3)		$2,360,345	-	$2,437,750

Brett Woodard	2014	$ 218,958	$25,000 (4)	-	-	$243,958
Chief Financial Officer	2013	$76,202 (3)		$2,360,345	-	$2,436,547

Donald R. Kendall, Jr.	2014	$110,000 (5)	-	$1,694,634	-	$1,804,634
CEO of Blue Earth Capital, Inc.

(1)	Consists of $ 150,000 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $24,000, withheld in the payment of the exercise price of 24,000 warrants.
(2)

On September 1, 2010, Johnny R. Thomas was elected Chief Executive Officer of the Company.  Consists of $25,000 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $8,000, withheld in payment of the exercise price of 8,000 warrants.

(3)

Messrs. Potts and Woodard each commenced employment on May 16, 2013 under employment agreements which pay them $300,000 per year, although they agreed to a reduced salary of $120,000 each for the initial twelve months.

(4)	A bonus of $25,000 for options exercised by Messrs. Potts and Woodard.
(5)	Mr. Kendall commenced employment on January 31, 2014 under a two-year employment agreement pursuant to which he is being compensation at a rate of $120,000 per annum.
(6)

As disclosed in Note 9 to the audited financial statements for the year ended December 31, 2014, The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock warrants and options granted during the years ended December 31, 2014:

(7)	These warrants vested and became non-forfeitable as of December 31, 2014.

Expected term (years)	10.0
Expected volatility	91.55-100.65%
Weighted-average volatility	91.55-100.65%
Risk-free interest rate	2.07-3.99%
Dividend yield	0%
Expected forfeiture rate	0%

Employment Agreements

There are no material plans, contracts or arrangements pursuant to which any executive officer is a party or in which he participates other than those available to all officers and directors of the Company.

On March 1, 2011, the Board of Directors of the Company amended the employment agreement of Dr. Johnny R. Thomas by resolution of the Board.  The agreement dated September 1, 2010 was amended effective February 1, 2011, to increase his annual salary from $99,000 to $174,000.  In 2011, Johnny R. Thomas was awarded five-year performance warrants to purchase 1,000,000 shares each at an exercise price of $1.25 per share.   In November 2012 the warrant exercise price was reduced to $0.01 per share, the warrants was extended to ten years and the vesting criteria was amended to remove the milestone criteria.

On August 5, 2013, the Board of Directors of the Company approved a three-year extension to Dr. Thomas’s employment agreement through August 31, 2016.  Dr. Thomas’s salary remained at $174,000 per annum.  The Board approved the grant of ten (10)-year warrants to purchase 1,000,000 shares at an exercise price of $.01 per share.  The warrants initially vested one quarter (250,000 shares) upon grant and 62,500 shall vest quarterly on the last day of each calendar quarter until the remaining 750,000 warrants vest on September 30, 2016.  All of Dr. Thomas’s warrants vested and became non-forfeitable as of December 31, 2014.

The Company entered into an Employment Agreement effective May 16, 2013, with Robert Potts.  Under this Agreement, Mr. Potts will serve as Chief Operating Officer of the Company for a five-year period.  The Agreement is automatically renewable for one-year periods on the same terms and conditions unless the Company gives written notice to Mr. Potts at least one-year before May 15, 2018.  Mr. Potts’s base salary is $300,000 per annum, however, he agreed to reduce his first year salary to $120,000.  Mr. Potts was entitled to a bonus of $180,000 on December 31, 2014, in the event at least four power plant projects reach commercial operations by that date, which did not occur.  In addition, Mr. Potts will be entitled to a cash bonus equal to a percentage of pre-tax net profits of the Blue Earth CHP division above those forecasted at the time Mr. Potts’ employment commenced.  Mr. Potts will forfeit 25% per year (up to 75% in total) of the 3,070,000 shares of the Company’s Common Stock which he received upon the acquisition of IPS, subject to vesting as 7 initial power plants are turned on, if he terminates the Agreement without good reason on at least two months prior notice.  Mr. Potts also received warrants to purchase 1,200,000 shares exercisable at $1.18 per share for ten years.  If the Agreement is terminated by Mr. Potts for good reason he will be entitled to an amount equal to his annual base salary for one year, any earned but unpaid bonus and any deferred compensation.  The Agreement is also terminable by the Company for cause.  The Agreement provides for a one-year restricted period following termination of employment, from engaging in a competitive business, or for soliciting employees from and terminating their employment with the Company or hiring any person previously employed by the Company within 90 days of such hiring.

The Company entered into an employment agreement effective May 16, 2013, with Brett Woodard to be the Chief Financial Officer of the Company. It is a five-year agreement with substantially the same terms as Mr. Potts' agreement.

On January 31, 2014, the Company entered into a two-year employment agreement with Donald R. Kendall, Jr. which shall be automatically extended for one-year periods unless terminated by either party on at least thirty (30) days’ prior written notice.  There is no specific time requirement under the contract. Mr. Kendall is being compensated at the rate of $120,000 per annum.  He received an aggregate of 1,300,000 stock options under his employment contract exercisable at $2.00, the fair market value of the Company’s common stock, when the purchase price was agreed to on December 4, 2013.  The Company agreed to negotiate in good faith success fees for transactions he introduces or for which Kendall is actively involved.  Mr. Kendall is entitled to a year’s severance pay, plus earned bonuses if his contract is terminated by him for good reason or if he is terminated without cause.  Kendall is subject to a non-compete and non-solicitation for the longer of the period he is employed by the Company or for two years from the execution of his agreement.

Simultaneously with entering into Mr. Kendall’s employment, the Company purchased 100% of the equity interests in Kenmont Solutions Capital GP, LLC (“Kenmont”), the Company owned by Donald Kendall.  The Company issued 25,000 shares of its restricted common stock pursuant to an Equity Exchange Agreement.  The Company simultaneously entered into a Sale of Goodwill Agreement to purchase Kendall’s personal goodwill.  The purchase price for Kendall’s goodwill was 1,725,000 shares of restricted common stock of the Company and options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share.  The above-described 1,750,000 restricted shares of the Company’s common stock are subject to an eighteen (18)-month lock-up period and for a leak-out provision for the following twelve (12)-month period ending thirty (30) months from January 31, 2014.

Consulting Agreements

In connection with the Company’s acquisition of IPS Engineering, Inc. it entered into substantially similar Independent Contractor and Service Agreements with Broadway Family Group LLC (“Broadway”) and Planet Investment Consultants, affiliates of IPS Engineering, Inc. on June 3, 2013, and July 1, 2013, respectively.  The agreements are for three years to provide consulting services to the Company.  The consultants each received warrants to purchase 1,200,000 shares exercisable at $1.18 per share for ten years.  The Warrants vest when the various power plants commence production and produce revenues.  The consultants are subject to non-solicitation and non-compete provisions during their consulting and for a one-year period thereafter.

On March 27, 2015, the Company entered into a settlement agreement with Broadway to settle all litigation claims.  The Consulting Agreement with Broadway has been cancelled by the Company and Broadway give up any claim to the 1,200,000 warrants.

The Company entered into an Independent Consulting Agreement effective as of November 15, 2011 with Remanco Inc., an entity controlled by David Lies, a principal shareholder of the Company.  On October 12, 2013, the Agreement was extended until November 14, 2014.  Mr. Lies was granted warrants to purchase 100,000 shares of Common Stock at $.01 per share for five years.   See “Certain Relationships and Related Transactions and Director Independence” below for information concerning various warrants issued to Members of Management.

Effective February 17, 2014, D. Jason Davis and Joseph Patalano entered into a consulting agreement with Blue Earth and ceased to serve as officers and directors or employees of Xnergy on that date.  They will focus their business time on project development, rather than construction of projects.  They will be paid a success fee on projects they develop.  Mr. Davis was paid $50,000 against future compensation that may be due to him, and Mr. Patalano was awarded 35,000 shares of common stock as a consultant fee.  Messrs. Davis and Patalano will be paid for projects they source and develop, a success fee of 8% of gross profits if no developer is involved, and 4% if a developer is involved, and for certain projects which the consultants develop they will be paid a developer fee mutually agreed to based on the economics of the project.

Equity Incentive Plan

On October 30, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan. The purpose of the 2009 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2009 Equity Incentive Plan, we are authorized to issue up to 4,542,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Equity Incentive Plan is administered by a committee of the board of directors. On the closing  date of the 2009 Merger, certain of our executive officers, directors and other persons were granted options to purchase common stock exercisable at prices ranging from $0.90 to $1.00 per share.

On January 31, 2014, the Company granted Donald R. Kendall, Jr. incentive stock options under the 2009 Equity Incentive Plan to purchase 100,000 shares of Common Stock at $2.00 per share, the price on December 4, 2013 when the purchase price for his company was agreed upon and non-qualified stock options to purchase 1,400,000 shares of Common Stock at $2.00 per share.  The incentive stock options vested 50,000 shares on February 28, 2014 and 50,000 shares vested on February 28, 2015.  The non-qualified stock options vested 200,000 immediately and 1,200,000 at the end of eight (8) three-month periods in 150,000 share increments commencing upon the third month anniversary date of the date of grant.

As of March 25, 2014, the Company granted Ruben R. Fontes options to purchase an aggregate of 150,000 shares of common stock at $3.00 per share which vest over a three-year period.

As a result of the foregoing issuances, cancellations and exercises, as of December 31, 2014 there were options to purchase an aggregate of 1,370,128 shares of Common Stock remaining under the 2009 Equity Incentive Plan for future issuance.

Grant of Plan-Based Awards

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Johnny R. Thomas (CEO)	1-1-2014	-	-	-	-	-	-	-	1,000,000 (1)	$2,024,721
Donald R. Kendall (CEO of Blue Earth Capital, Inc.)	1-31-2014	-	-	-	-	-	-	-	1,500,000(2)	$1,694,634

(1)

These warrants were authorized by the Board of Directors in December 2013 and expensed, in part, ($4,184,437) in 2013 and made effective as of January 1, 2014 and an additional $2,024,721 was expensed in 2014.

(2)	These options were granted on July 31, 2014 upon Don Kendall being elected Chief Executive Officer of Blue Earth Capital Inc.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2014.

			Option Award			Stock Award
Name	Number of Securities Underlying Unexercised Warrants/ Options Exercisable	Number of Securities Underlying Unexercised Warrants/ Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Johnny R. Thomas	1,000,000(2)	0 (2)	-0-	$.01	March 1, 2021	-0-	-0-	-0-	-0-

Robert Potts	-0-	1,200,000	-0-	$1.18	May 16, 2023	-0-	-0-	-0-	-0-

Brett Woodard	-0-	1,200,000	-0-	$1.18	May 16, 2023	-0-	-0-	-0-	-0-

Donald Kendall	700,000	800,000	-0-	$2.00	Jan. 30, 2024	-800,000-	-0-	-800,000-	-(3)-

(1)	The Closing Price of the Company’s Common Stock on December 31, 2014 was $1.02 per share.
(2)

On August 5, 2013, Johnny R. Thomas was issued 1,000,000 warrants which had not fully vested in connection with the extension of his employment contract, however vested fully as a result of the Board of Directors acceleration of the vesting schedule effective December 31, 2014.

(3)	The exercise price of the unexcercised options was greater than the closing market price on December 31, 2014.

Expected term (years)	5.0 - 10.0
Expected volatility	101.49-103.25%
Weighted-average volatility	101.49-103.25%
Risk-free interest rate	3.64-3.99%
Dividend yield	0%
Expected forfeiture rate	0%

Director Compensation

Effective January 1, 2014, the Board of Directors elected Governor Bill Richardson, James A. Kelly and Michael W. Allman, as independent directors and Alan Krusi on August 25, 2014.  The Company also elected Robert Potts, Chief Operating Officer of the Company, to the Board of Directors effective January 1, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Allman		$126,500 (1)(3)					$126,500
William Richardson		$126,500 (1)(3)					$126,500
James Kelly		$126,500(1)(3)					$126,500
Alan Krusi		$14,875 (2)(3)					$14,875

(1)

Michael Allman, James Kelly and Governor Bill Richardson were each granted 100,000 restricted shares upon their election to the Board of Directors, which vested one-half on January 1, 2015, and are included in the above table and will vest one-half on January 1, 2016.

(2)

Alan Krusi was granted 100,000 restricted shares upon his election to the Board, which vest at the rate of 12,500 shares for each three months of service.

(3)

Each of Messrs. Allman, Kelly, Richardson, Krusi, as well as Laird Cagan, Chairman of the Board and considered by the Company to be an independent director, were granted (i) 50,000 restricted shares on December 22, 2014, which vest on January 1, 2016, for all but Alan Krusi, whose shares will vest at the rate of 12,500 shares for each three months of service, provided they are still members of the Board, and (ii) 100,000 restricted shares, which will vest on January 1, 2017, for all but Alan Krusi, whose shares will vest at the rate of 12,500 shares for each three months of service, provided they are still members of the Board of Directors.

Compensation Discussion and Analysis

We seek to have compensation programs for our named executive officers that are intended to achieve a variety of goals, including, but not limited to:

•

attracting and retaining talented and experienced executives in the evolving and competitive energy industry;

•

motivating and fairly rewarding executives whose knowledge, skills and performance are critical to our success; and

•

providing fair and competitive total compensation.

The Compensation Committee took office on January 1, 2014.  In determining executive compensation for fiscal year 2015, the Compensation Committee intends to compensate named executive officers and reward them for both Company-wide and individual performance and to attempt to link pay and performance. This policy is intended to assure that our compensation practices are competitive with those in the industry.  However, given the fact that our named executive officers are currently working under employment contracts which generally include performance-based equity compensation, the only flexibility the Compensation Committee has is with new hires or cash bonuses to existing officers for extraordinary performance.  Our chief executive officer, as he did for prior fiscal years, intends to assist the Compensation Committee in determining compensation for the other named executive officers.

Elements of Executive Officer Compensation

Overview.  Total compensation paid to our executive officers is divided among three principal components. Base salary is fixed under employment contracts and does not vary based on our financial and other performance. Other components, such as cash bonuses and stock options, are variable and dependent upon both the Company’s performance and individual contribution.  Judgments about these elements will be made by the Compensation Committee after a review of relevant factors.  The value of the stock options and warrants is dependent upon our future stock price and, accordingly, is intended to reward the named executive officers for favorable Company-wide performance.

Our Compensation Committee will review total compensation particularly with respect to any new hires to ensure that it falls reasonably in line with peer companies and overall market data.  Our goal is to promote pay-for-performance and emphasize the variable elements of overall compensation over fixed base salaries. In this regard, it is our policy to emphasize long-term equity awards over short-term cash bonuses as the long-term awards are intended to align with goals such as total shareholder return.

Base Salary.  We pay our executives a base salary, which we review annually based on existing employment contracts. We believe that a competitive base salary is a necessary element of any compensation program. Base salaries are established, in part, based on the executive’s individual position, responsibility, experience, skills, and historic salary levels with his or her prior business.  We will seek to align base compensation levels comparable to our competitors and other companies similarly situated. We do not view base salaries as primarily serving our objective of paying for performance.  Furthermore, we believe that our salary levels when combined with long-term equity awards should allow us to hire new executive officers when and as required.

Cash Incentive Bonuses.  Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives will be eligible to receive cash incentive bonuses based upon extraordinary performance during the year.

Equity Compensation.  We believe that stock options and warrants are an important long-term incentive for our executive officers and other employees and generally align officer interest with that of our stockholders. They are intended to further our emphasis on pay-for-performance.

The Compensation Committee does not have any formal plan or obligation that requires it to grant equity compensation to any executive officer. The authority to make equity grants to our executive officers rests with our full Board of Directors based upon recommendations made by the Compensation Committee. The Committee will consider the input of our chief executive officer in setting the compensation of our other executive officers, including in the determination of appropriate levels of equity grants.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of FASB Accounting Standard Codification 718, “Compensation - Stock Compensation,” or ASC 718.

COMPENSATION COMMITTEE REPORT

ON EXECUTIVE COMPENSATION

The Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this report.

Submitted by Blue Earth, Inc. Compensation Committee:

James A. Kelly, Chairman

Alan Krusi

Michael W. Allman

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

COMPARISON OF YEAR COMULATIVE TOTAL RETURN

Among Blue Earth Inc., the NASDAQ Composite Index

and Peer Group

Blue Earth Inc.
NASDAQ Composite Index
Peer Group
$250
$200
$150
$100
$50
$0
10/29/2010
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
ASSUMES $100 INVESTED ON OCT 29, 2010
ASSUMES DIVIDEND REINVESTED

				Cumulative Total Return
		10/29/2010	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

Blue Earth, Inc.	Return % Cum $	$100.00	-$20.00 $80.00	-$35.00 $52.00	-$7.69 48.00	$126.67 $108.80	-$60.29 $43.20
NASDAQ Composite	Return % Cum $	$100.00	$6.05 $106.05	$-0.83 $105.18	$17.45 $123.53	$40.12 $173.09	$14.75 $198.61
Peer Group	Return % Cum $	$100.00	$-6.92 $93.08	-$40.72 $55.18	-$17.95 $45.27	$14.40 $51.79	-$20.22 $41.32

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The following table sets forth certain information as of April 13, 2015, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table above; (iii) each director; and, (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Blue Earth, Inc., 2298 Horizon Ridge Parkway, Suite 205, Henderson, NV 89052.   Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)

Executive Officers and Directors:
Johnny R. Thomas	1,229,000 (2)	1.32%
Laird Q. Cagan	4,265,000(3)	4.57%
Brett Woodard	4,270,000(4)	4.57%
Robert Potts	4,270,000(4)(5)	4.57%
Donald R. Kendall, Jr.	2,363,280(6)	2.53%
William (Bill) Richardson	250,000(7)
James A. Kelly	250,000(7)	*
Michael W. Allman	250,000(7)	*
Alan Krusi	250,000(8)	*

All executive officers and directors as a group nine (9) persons)	17,397,280(2)(3)(4)	18.62%

5% Owners
Jackson Investment Group, LLC 2655 Northwinds Parkway Alpharetta, Georgia 30089 (9)	28,645,776 (10)	26.3%

David Lies 1701 E. Lake Avenue, Suite 260 Glenview, IL 60025	5,398,559(9)	5.8%

(1)  Based on 93,417,358 shares of our common stock outstanding on April 13, 2015.  Does not include shares of our common stock issuable upon exercise of outstanding options, warrants and warrants issuable upon grant and full exercise of Series C Warrants or conversion of Preferred Stock.

(2)  Represents shares issuable upon exercise of management warrants assigned by Johnny R. Thomas to JRT Trust for which he claims beneficial ownership. Does not include any other warrants or shares issued under warrants issued pursuant to his employment agreement, as amended, and assigned to affiliates for estate planning purposes over which shares he does not have the power to vote or dispose of the shares and accordingly disclaims beneficial ownership. See “Executive Compensation” above.

(3)  Includes (a) 300,000 shares beneficially owned by Cagan Capital LLC, a company that Mr. Cagan beneficially owns; (b) 100,000 shares beneficially owned by Mr. Cagan’s minor children; (c) 260,000 shares received by Mr. Cagan as a director (d) 437,500 warrants issued to Mr. Cagan that are exercisable at $0.01 per share; (e) 1,000,000 warrants exercisable at $0.01 per share issued as of April 17, 2013, in consideration of his serving as an emergency financing source; (f) 955,000 warrants issued under a consulting agreement in November 2012 at an exercise price of $.01 per share; (g) 212,500  warrants exercisable at $0.01 per share issued as compensation for a $650,000 loan to the Company, and (h) 1,000,000 warrants exercisable at $0.01 per share issued as of January 1, 2014 for services rendered as set forth under “Certain Relationships and Related Transactions and Director Independence” below.

(4)  Consists of 3,070,000 shares issued in exchange for shares owned in IPS Engineering, Inc. and also includes 1,200,000 shares issuable upon the exercise of the warrants issued pursuant to employment and consulting agreements dated May 16, 2013, at an exercise price of $1.18 per share and shall vest in accordance with the terms thereof.

(5)  The 3,070,000 shares described in Note (5) above were acquired by Robert Potts and assigned to Apiary Investment LLC, an entity of which the reporting person is a principal and beneficially owns.

(6)  Does not include an aggregate of 1,100,000 shares of common stock issuable upon exercise of options, which are not currently exercisable, however includes 200,000 options which vested on January 31, 2014, 50,000 which vested on February 28, 2014 and 150,000 options exercisable on April 30, 2014, as well as 30,000 shares issuable upon exercise of Class B Warrants.

(7)  Consists of 100,000 restricted shares issued upon election to the Board of Directors which vest one-half on January 1, 2015 and one-half on January 1, 2016 and 50,000 restricted shares granted on December 22, 2014, which vest on January 1, 2016, provided each person is still a member of the Board, and (ii) 100,000 restricted shares, which will vest on January 1, 2017, provided each person is still a member of the Board.

(8)  Consists of 100,000 restricted shares issued upon election to the Board of Directors,which vest one-half on August 25, 2015 and one-half on August 25, 2016 and 50,000 restricted shares granted on December 22, 2014, which vest on August 26, 2016, provided he is still a member of the Board, and (ii) 100,000 restricted shares, which will vest on August 26, 2017, provided he is still a member of the Board of Directors.

(9)  Richard L. Jackson, the sole manager and controlling owner of Jackson Investment Group LLC, has voting and dispositive power over these securities.

(10)  Includes (i) 10,000,000 shares issuable upon conversion of a six-month $10,000,000 12% Senior Secured Convertible Note due September 10, 2015 (the “Note”) convertible at $1.00 per share and solely to the extent the Note is not converted prior to maturity, Jackson has the option to purchase up to 10,000,000 shares at $1.00 per share for six (6) months commencing upon repayment of the Note, (ii) 2,000,000 shares issuable upon exercise of a Warrant which expires on March 10, 2020 at $1.00 per share, (iii) 13,290,776 shares issued and outstanding; (iv) 1,677,500 shares of common stock issuable upon exercise of Class B Warrants at $6.00 per Warrant each to purchase one share of common stock and one Class C Warrant exercisable at $12.00, to purchase an aggregate of 1,677,500 shares of common stock  for three years following issuance of the last Class C Warrant.

(11)  Consists of (a) 160,000 shares of Series C Preferred Stock convertible into 1,600,000 shares of common stock exclusive of any accrued dividends payable in common stock and (b) 182,000 shares of common stock held by Remanco Inc. of which Mr. Lies is a control person, 8,750 shares held by an IRA account and 3,507,609 shares held by Mr. Lies directly.  Does not include 800,000 shares issuable upon exercise of Class A warrants issued in connection with the Company’s Series C Preferred Stock Offering; 1,310,720 shares issuable upon exercise of Class B warrants which Mr. Lies and the Company have entered into a Blocking Amendment to such warrants, and 333,333 shares held in escrow by the Company pursuant to a promissory note and pledge agreement entered into by Mr. Lies.   Mr. Lies does not have the power to vote and dispose of shares under the Blocking Amendment.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors and 5% or greater shareholders, or their family members.

Employment Agreements/Warrants

On January 31, 2014, upon the Company’s acquisition of Kenmont Solutions Capital GP, LLC, the Company entered into an employment agreement with Donald R. Kendall, Jr. as Chief Executive Officer of Blue Earth Capital, Inc.  See “Executive Compensation - Employment Agreements.”

Warrants

See “Executive Compensation” for information concerning warrants issued in 2014 to the Named Executive Officers and the Directors of the Company in fiscal year 2014.  Additionally, please see description of a consulting agreement entered into with D. Jason Davis, a former officer and director of Xnergy and a principal shareholder of the Company.

Item 14.  Principal Accounting Fees and Services.

Auditors’ Fees

HJ & Associates, LLC (“HJA”) was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2012. Subsequently, HJA was also appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2011.

In its review of non-audit services and its appointment of the independent registered public accounting firms, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by the independent registered public accounting firms were approved by the Audit Committee.

The following table shows the fees for the fiscal years ended December 31, 3014, 2013 and 2012.

	Fiscal 2014 HJ & Associates, LLC		Fiscal 2013 HJ and Associates, LLC	Fiscal 2012 HJ and Associates, LLC
Audit Fees (1)		$125,200	$131,400	$55,000
Audit Related Fees(2)		$27,800	$22,100	$0
Tax Fees	$		$0	$0
All Other Fees (3)	$		$56,200	$0
Total		$153,000	$209,700	$55,000

(1)  Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)  Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)  All other fees - these fees relate to $40,000 for the re-audit of the Company’s financial staterments for the year ended December 31, 2011 and $16,200 related to acquisition audit fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 21st day of April, 2015.

BLUE EARTH, INC.

By:	/s/ Johnny R. Thomas
Name:	Johnny R. Thomas
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Laird Q. Cagan	Chairman of the Board	April 21, 2015
Laird Q. Cagan

/s/ Johnny R. Thomas	Chief Executive Officer and Director	April 21, 2015
Johnny R. Thomas	(Principal Executive Officer)

/s/ Brett Woodard	Chief Financial Officer (Principal	April 21, 2015,
Brett Woodard	Financial and Accounting Officer)

/s/ Robert Potts	President, Chief Operating Officer	April 21, 2015,
Robert Potts	and Director

/s/ Governor William (Bill) Richardson	Director	April 21, 2015,
Governor William (Bill) Richardson

/s/ Michael W. Allman	Director	April 21, 2015,
Michael W. Allman

/s/ James A. Kelly	Director	April 21, 2015
James A. Kelly

/s/ Alan P. Krusi	Director	April 21, 2015
Alan P. Krusi

EXHIBITSANDFINANCIALSTATEMENTSCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.