Form 10-Q
period 2015-03-31
Blue Earth, Inc.
filed 2015-05-11
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 6, 2015 the issuer had 93,836,058 outstanding shares of Common Stock

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$6,303,094	$2,967,408
Restricted cash	632,258	632,102
Accounts receivable, net	4,119,522	2,515,772
Costs and revenues in excess of billings	552,930	3,967,207
Inventory, net	718,275	569,888
Construction in progress	71,128	68,212
Other receivables	76,194	78,926
Prepaid expenses and deposits	1,745,896	1,646,301

Total Current Assets	14,219,297	12,445,816

PROPERTY AND EQUIPMENT, net	64,038,057	56,982,778

OTHER ASSETS
Deposits	76,974	80,455
Natural gas futures	2,259,995	2,426,266
Long term receivables	1,417,901	1,587,548
Equity method investment	9,525,841	9,353,402
Contracts and technology, net	18,691,137	19,863,096

Total Other Assets	31,971,848	33,310,767

TOTAL ASSETS	$110,229,202	$102,739,361

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2015	2014
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$4,512,801	$4,071,164
Current portion of notes payable, net	63,484	162,445
Related party payables	1,333,147	1,333,147
Line of credit payable	3,000,000	-
Convertible note payable	8,026,072	-
Accrued expenses	167,192	480,502
Payroll expenses payable	326,652	217,359

Total Current Liabilities	17,429,348	6,264,617

LONG TERM LIABILITIES

Long term portion of notes payable	61,477	66,387

Total Liabilities	17,490,825	6,331,004

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 400,000 and -0- shares issued
and -0- and -0- shares outstanding, respectively	400	-
Common stock; 500,000,000 shares authorized
at $0.001 par value, 93,404,858 and 94,258,713
shares issued and outstanding, respectively	93,405	94,259
Additional paid-in capital	190,797,290	188,159,932
Accumulated deficit	(98,152,718)	(91,845,834)

Total Stockholders' Equity	92,738,377	96,408,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,229,202	$102,739,361

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$5,132,664	$3,234,217
COST OF SALES	3,976,307	1,788,309
GROSS PROFIT	1,156,357	1,445,908

OPERATNG EXPENSES
Depreciation and amortization	1,215,068	1,076,026
General and administrative	6,422,527	5,832,933

Total Operating Expenses	7,637,595	6,908,959

LOSS FROM OPERATIONS	(6,481,238)	(5,463,051)

OTHER INCOME (EXPENSE)
Other income	940	940
Loss from equity investment	(227,560)	-
Interest expense	(430,520)	(235,584)
Mark futures to market	(166,271)	-
Gain on sale of assets	7,987	11,235
Gain on settlement of litigation	989,778	-

TOTAL OTHER INCOME (EXPENSE)	174,354	(223,409)

LOSS BEFORE INCOME TAXES	(6,306,884)	(5,686,460)

INCOME TAX EXPENSE	-	-

NET LOSS	(6,306,884)	(5,686,460)

PREFERRED DIVIDENDS	-	(392,888)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,306,884)	$(6,079,348)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	94,311,979	61,928,226

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(6,306,884)	$(5,686,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	1,385,338	1,189,727
Loss on equity subsidiary	227,560	-
Impairment of construction in progress	369,039	-
Mark gas futures to market	166,271	-
(Gain) on settlement of litigation	(989,778)	-
(Gain) on sale of assets	(7,987)	(11,235)
Stock issued for services	320,653	670,542
Depreciation and amortization	1,215,068	1,076,026
Amortization of debt discount	279,254	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	1,980,174	(731,331)
Inventory	(148,387)	35,498
Restricted cash	(156)	-
Construction in progress	(371,955)	184,302
Prepaid expenses and deposits	(293,372)	162,405
Accounts payable and accrued expenses	237,621	406,480
Net Cash Used in Operating Activities	(1,937,541)	(2,704,046)
INVESTING ACTIVITIES
Collection of other receivables	2,732	-
Proceeds from sale of equipment	7,987	-
Purchase of equity method investment	(400,000)	-
Lending of other receivables	-	(887)
Purchase of property and equipment	(7,098,388)	(1,353,588)
Net Cash Used in Investing Activities	(7,487,669)	(1,354,475)
Net Cash Used in Discontinued Investing Activities	-	(17,882)
FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	-	100,857
Cash received on stock subscriptions	-	1,000,000
Proceeds from line of credit, net of closing costs	2,911,700	-
Proceeds from notes payable, net of closing costs	9,953,068	-
Repayment of notes payable and line of credit	(103,872)	(438,710)
Repayment of related party loans	-	(4,004)
Net Cash Provided by Financing Activities	12,760,896	658,143
NET INCREASE (DECREASE) IN CASH	3,335,686	(3,418,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,967,408	8,403,731

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,303,094	$4,985,471

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$68,871	$97,292
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of preferred stock	$-	$333,128
Common stock cancelled for settlement of litigation	(989,778)	-
Common stock issued for acquisition of subsidiaries	-	4,602,500
Preferred stock issued as collateral for loan	400	-
Debt discount and conversion feature	1,385,338	-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2015 consists of battery components, motors, controllers, miscellaneous refrigeration parts and raw gasket material at costs of $718,275. The inventory is valued net of an allowance of $6,188 as of March 31, 2015. The Company does not have any work in progress.

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

NOTE 3 - SIGNIFICANT EVENTS

Settlement of Litigation

The Company received 1,127,742 shares of its common stock in settlement of litigation valued at $0.922 per share. As part of the settlement the Company forgave a $50,000 note receivable resulting in a gain on settlement of litigation of $989,778.

Common Stock Transactions

During the three months ended March 31, 2015, the Company issued 73,887 common shares for services valued at $94,653. The Company also issued 200,000 common shares for debt issuance costs valued at $226,000. The Company cancelled the 1,127,742 shares of its common stock it received in settlement of litigation.

Credit Line Payable

During the three months ended March 31, 2015, the Company borrowed $3,000,000 on the line of credit. The line of credit is for up to $4,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by one of the Company’s CHP projects and one solar project. The Company received net proceeds of $2,911,700 after closing costs. The Company has issued 400,000 shares of Class D convertible preferred stock as tertiary collateral for the line of credit. The $88,300 of fees withheld from the proceeds of the line of credit are included in prepaid expenses and are being amortized over the term of the line of credit.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (continued)

Related Party Notes Payable

The related party notes payable, totaling $1,333,147, are due on demand, accrue interest at 12% per annum and are unsecured.

CHP Plant Energized

On March 30, 2015 the Company energized its initial combined heat and power (“CHP”) energy plant at a poultry processing facility in Sumter, South Carolina. The Company owns and operates the energy plant which provides combined heat and power (CHP) solutions. Electricity is generated and the thermal heat from the generator is captured and utilized for processes in the poultry facility, lowering energy costs, reducing greenhouse gas emissions and improving energy efficiency.

Convertible Note Payable

During the three months ended March 31, 2015, the Company borrowed $10,000,000 on a convertible note payable. The note payable is convertible to shares of the Company’s common stock at $1 per share. The convertible note payable accrues interest at 12% per annum and is due on September 10, 2015. The convertible note payable is secured by one of the Company’s CHP projects and the Company’s assets. The Company received net proceeds of $9,953,068 after closing costs. The $46,932 in legal fees withheld from the loan proceeds are included in prepaid expenses and are being amortized over the 6 month term of the convertible note payable.

The lender received 200,000 shares of common stock as consideration for making the loan valued at $226,000. The lender also received 2,000,000 warrants to purchase shares of the Company’s common stock at $1.00 per share. The value of the warrants measured by The Company was $1,321,600. The value was computed using the Black-Scholes formula with a 5 year maturity, 1.62% risk free rate and a 94.46% volatility.  The lender also received the right to purchase shares of the Company’s common stock at $1.00 per share upon the Company’s repayment of all or part of the convertible note payable. The value of the right to purchase common shares measured by the Company was $649,091. The value was computed using the Black-Scholes formula with a 1 year maturity, .25% risk free rate, a 87.06% volatility and a 5% probability of exercise.  The total discount on the convertible note payable of $2,196,691 is being amortized over the 6 month term of the debt. The Company recorded $222,763 of interest expense from the amortization of the discount during the quarter ended March 31, 2015.

The following is a summary of convertible note payable the period ended March 31, 2015:

Balance at December 31, 2014	$--
Borrowing of convertible note payable	10,000,000
Discount on convertible note payable	(2,196,691)
Amortization of discount	222,763
Balance at March 31, 2015	$8,026,072

Series D Preferred Stock

The Company has issued 400,000 shares of its $10.00 per share Series D preferred stock as tertiary collateral against the line of credit. The Series D preferred shares are issued, but not presently outstanding.  The Series D preferred shares certificate is held by a third party and the lender does not have access to the certificate without the consent and cooperation of the Company.

Solely in the event of a default by the Company of its payment obligations under the terms of the line of credit, a block of the Series D preferred shares would be released and converted into common shares in accordance the formula provided in the line of credit agreement. The sufficient common shares would be sold by the lender to cure the default. Upon the repayment of the line of credit the Series D preferred stock will be returned to the Company and cancelled.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended March 31, 2015 and December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2013	22,660,668	$1.90	6.52	$43,055,269
Granted	200,000	$0.00	10.00
Granted	100,000	$1.00	10.00
Granted	8,521,654	$6.00	3.00
Cancelled	(3,600,000)	$(1.18)	--
Forfeited	(1,472,060)	$(1.90)	--
Exercised	(9,778,344)	$(1.60)	--
Balance Outstanding, December 31, 2014	16,631,918	$3.80	5.29	$53,353,862
Granted	2,000,000	$1.00	5.00
Balance Outstanding, March 31, 2015	18,631,918	$3.26	4.66	$60,727,862
Exercisable, March 31, 2015	16,474,775	$3.41	4.19	$56,203,004

A summary of the Company’s option activity during the periods ended March 31, 2015 and December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2013	1,011,290	$1.85	8.22	$1,851,695
Granted	1,500,000	$2.00	10
Granted	150,000	$3.00	10
Granted	120,000	$2.45	10
Granted	60,000	$2.27	10
Granted	105,000	$3.10	10
Granted	60,000	$2.45	10
Granted	100,000	$2.54	10
Granted	10,000	$1.29	10
Granted	52,720	$1.37	10
Granted	5,000	$0.75	10
Forfeited	(492,119)	$3.37	--
Exercised	(85,024)	$1.36	--
Balance Outstanding, December 31, 2014	2,596,867	$2.54	8.82	6,596,037
Granted	30,000	$1.20	10
Granted	100,000	$1.01	10
Granted	12,500	$1.21	10
Forfeited	(53,513)	$2.56	--
Balance Outstanding, March 31, 2015	2,685,854	$2.07	8.66	$5,562,931
Exercisable, March 31, 2015	1,377,944	$1.96	8.26	$2,606,233

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no changes in the valuation techniques during the periods ended March 31, 2015 and December 31, 2014. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Assets:

On December 15, 2014, the Company purchased 639.25 natural gas option contracts for $2,429,150, to mitigate its exposure to fluctuations in natural gas price in connection with its CHP facility in Alberta, Canada. The gas delivery dates range from January 1, 2016 to December 31, 2022. At each reporting date the Company revalues the options to the NYMEX-NG last trade value. The Company recorded a loss of $166,271 and $-0- for the three months ended March 31, 2015 and 2014, respectively, on the value of contracts.

Assets measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2015:

Liabilities:	Total Carrying Value at March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Natural gas futures	$2,259,995	$2,259,995	$-	$-

The following is a summary of activity of Level 1 assets for the periods ended March 31, 2015 and December 31, 2014:

Balance at December 31, 2013	--
Purchases of futures contracts	2,429,150
Change in fair value 2014	(2,884)
Balance at December 31, 2014	$2,426,266
Purchases of futures contracts	--
Change in fair value 2015	(166,271)
Balance at March 31, 2015	$2,259,995

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of March 31, 2015 and  December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Office and computer equipment	$343,915	$327,023
Software	91,256	91,256
Manufacturing and installation equipment	455,150	442,450
Leasehold improvements	759,304	759,304
Cogeneration plants (under construction)	63,091,360	56,022,580
Vehicles	480,455	480,455
Sub Total	65,221,440	58,123,068
Accumulated Depreciation	(1,183,383)	(1,140,290)
Net	$64,038,057	$56,982,778

Depreciation expense was $43,093 and $31,915, for the three months ended March 31, 2015 and 2014, respectively. Approximately $858,212 of the Company’s property and equipment serves as security against its long-term debt. Depreciation of the cogeneration plants will commence when the plants are placed in service during the second quarter of 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Equipment Purchase Commitments

The Company has entered into equipment purchase agreements whereby it has committed to paying approximately $19,629,081 for electrical co-generation equipment. The Company has made deposits of approximately $8,079,699 (41% of the total commitment) toward the purchase of the equipment which is included in construction in progress-property and equipment. The balance of the purchase price will be due upon acceptance of the equipment by the Company in accordance with progress payments as set out in the purchase contracts.

Pending Arbitrations

The Company and two consultants, have filed demands for arbitration with the American Arbitration Association (“AAA”).  Consultants allege that the Company, specifically Johnny R. Thomas, CEO, have violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with the Company.  They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. The Company alleges that the Consultants failed to perform consulting work as required and never intended to perform under the Consulting Agreement. The proceedings are in the discovery stage with an arbitration hearing scheduled for May 2015. The Company expects to prevail in this arbitration proceeding and does not expect said action to have any material adverse consequences to the Company.

The Company has filed a demand for arbitration with the AAA and National Energy Partners and its subsidiary, Hawaii Solar, LLC, (“NEP”) have counter-claimed.  The Company alleged that NEP is in arrears on the payment of EPC services performed by the Company for construction work on the 24 schools in Hawaii contracted for between the parties. The Company further alleged that NEP provided deficient design drawings and interfered with the construction of the projects and engaged in negligence, fraud and/or willful misconduct.  NEP alleged that the Company failed to perform the contracted EPC services in a timely, proper manner and desires to validate termination of the contract in the arbitration process. The Company expects to prevail in this dispute, which would result in no material adverse consequences to the Company, other than legal costs and a delay in the recognition of revenue. However, if NEP prevails, the Company is likely to lose about $1.9 million on the work performed to date, as well as a possibility of limited damage payments. The Company is defending against counter claims raised in the arbitration.  On August 6, 2014, the Company commenced a civil action in Hawaii for declaratory and injunctive relief and damages against NEP in the circuit court of the First Circuit of Hawaii (CIV No. 14-1-1694-08).

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

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

Pending Litigation

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff's Counsel.  The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2015, plaintiff filed a First Amended Complaint ("FAC").  The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company's stock during the period from October 7, 2013 through October 21, 2014. Defendants responded to the FAC and filed a motion to dismiss the FAC.  Plaintiff's opposition to the motion to dismiss will be due on or before June 1, 2015.  Defendants' reply will be due on or before June 22, 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

NOTE 8 - OPERATING SEGMENTS

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

The Company has two principal operating segments: (1) energy efficiency and technology and (2) construction of energy facilities owned by third parties. During the second quarter of 2015, a third segment will be introduced when energy is produced from facilities built and owned by the Company. These operating segments were delineated based on the nature of the products and services offered.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 8 - OPERATING SEGMENTS (continued)

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the three months ended March 31, 2015 and 2014:

	Energy Efficiency
	and Technology	Construction	Corporate	Consolidated
March 31, 2015
Revenues	$1,434,503	$3,698,161	$--	$5,132,664
Cost of sales	597,723	3,378,584	--	3,976,307
Depreciation and amortization	358,162	472,079	384,827	1,215,068
General and administrative	2,009,783	1,504,472	2,908,272	6,422,527
Other income (expense)	(8,428)	7,537	175,245	174,354
Net income (loss)	$(1,539,593)	$(1,649,437)	$(3,117,854)	$(6,306,884)
Total assets	$2,278,206	$93,966,137	$13,984,861	$110,229,204

	Energy Efficiency
	and Technology	Construction	Corporate	Consolidated
March 31, 2014
Revenues	$1,407,251	$1,826,966	$--	$3,234,217
Cost of sales	586,901	1,201,408	--	1,788,309
Depreciation and amortization	127,206	469,065	479,755	1,076,026
General and administrative	1,103,074	972,515	3,757,344	5,832,933
Other (expense)	2,710	61,309	(287,428)	(223,409)
Net income (loss)	$(407,220)	$(754,713)	$(4,524,527)	$(5,686,460)
Total assets	$1,033,867	$7,216,209	$79,942,616	$88,192,692

NOTE 9 - SUBSEQUENT EVENTS

On April 9, 2015, the Company issued 12,500 shares of its common stock for director fees. On April 20, 2015, the Company issued 168,700 shares of its common stock under a Mutual and General Release Agreement with the landlord of the former offices of Blue Earth Solar, Inc. On April 22, 2015 the Company issued 250,000 shares of its common stock for consulting services.

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

LITIGATION DISCLOSURE STATEMENT

False allegations have been made against the Company by an anonymous blogger that stated he has a short position in the Company’s common stock, which has resulted in a class action lawsuit.  The Company has hired professionals to assist in communications and defense against the false allegations.  Management has been advised by counsel to continue to announce significant developments and milestones as they occur.  However, management has also been cautioned to avoid forecasts and detailed forward-looking statements for all of our solar, energy efficiency, technology and CHP business units.  Our general policy will be to release information as appropriate when significant events occur that define the event in the context of our business model.  Management continues to have confidence in our business model and in our ability to create shareholder value over time.

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

Proprietary technologies owned by the Company are the PeakPower® System (Blue Earth PPS unit) and the UPStealth®System (Blue Earth EPS unit). The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning  with a potential market of thousands of facilities, such as super markets and food processing, restaurants and C-stores, drug and discount stores.  Revenues are expected to ramp up in 2015, as the Company is making some system changes before a commercial roll out later in 2015. The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, unscheduled and costly service calls.

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

Actual Results of Operations

Our revenues are derived from professional service contracts to provide energy efficient solutions and technology, and the construction of energy facilities owned by third parties. By the second quarter of 2015 we expect to add a third revenue stream from energy sales generated from facilities built and owned by the Company.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenues

The Company recognized $5,132,664 of revenue for the three months ended March 31, 2015, as compared to $3,234,217 for the three months ended March 31, 2014, an increase of $1,898,447 or 58.7%. The current year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,434,503) and Construction ($3,698,161).  The prior year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($1,407,251) and Construction ($1,826,966). Energy Efficiency and Technology sales include energy efficiency retrofits through the Keep Your Cool programs, website sales, refrigeration/HVAC services and the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Energy Efficiency and Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth® battery backup management systems. Construction's revenues increased due to work on the solar generation project in Indiana.

	Three Months Ended March 31,		Change
	2015	2014	$	%
Energy Efficiency and Technology
Battery backup systems	$53,853	$52,201	1,652	3
Energy efficiency	1,380,650	1,355,050	25,600	2
Total Energy Efficiency and Technology	1,434,503	1,407,251	27,252	2
Construction
Solar construction	3,698,161	1,826,966	1,871,195	102

Total revenue	$5,132,664	$3,234,217	1,898,447	59

Cost of Sales and Gross Profit

Costs of sales for the three months ended March 31, 2015 were $3,976,307 resulting in a gross profit of $1,156,357 or 22.5% of revenues. Energy Efficiency and Technology had a gross profit of $836,780 or 58.3% compared to a profit of $319,577 or 8.6% for Construction. By comparison, during 2014 we had a cost of sales of $1,788,309 with a gross profit of $1,445,908 or 44.7%. Energy Efficiency and Technology had a gross profit of $820,350 or 58.3% compared to $625,558 or 34.2% for Construction.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $7,637,595 for the three months ended March 31, 2015 as compared to $6,908,959 for the three months ended March 31, 2014, an increase of $728,636 or 10.5%.  In 2015, approximately $2,367,945 (31.0%) of the operating expenses were from Energy Efficiency and Technology and $1,976,552 (25.9%) were from Construction. The balance of $3,293,098 (43.1%) for 2015 was corporate administrative expense. Approximately $2,566,142 (33.6%) of the operating expenses was for payroll costs and $982,354 (12.9%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due an increase in payroll costs.

In 2014 approximately $1,230,280 (17.8%) of the operating expenses were from Energy Efficiency and Technology and $1,441,580 (20.9%) were from Construction. The balance of $4,237,099 (61.3%) for 2014 was corporate administrative expense. Approximately $1,960,697 (28.4%) of the operating expenses was for payroll costs and $1,562,807 (22.6%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $1,705,991 (22.3%) compared to $1,860,269 (26.9%) in 2014. We recorded depreciation and amortization expense of $1,215,068  in 2015 compared to $1,076,026 in 2014. The increase was due to the amortization of the purchase price of Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2015 was $174,354 compared to $(223,409) for the three months ended March 31, 2014. The increase was primarily attributable to a gain of $989,778 from the settlement of litigation in the first quarter of 2015 compared to $-0- in the first quarter of 2014. The change in interest expense from $235,584 in 2014 to $430,520 in 2015 was due to the borrowing of a $10,000,000 convertible note payable and a line of credit of $3,000,000 in the first quarter of 2015.

Net Loss

Net loss was $6,306,884 for the three months ended March 31, 2015 as compared with a net loss of $5,686,460 for the three months ended March 31, 2014, an increase of $620,424.  Excluding the non cash expenses of common stock for services and amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $3,106,571 and $2,750,165 for 2015 and 2014, respectively. The increase is attributable primarily by interest expense related to the borrowing of $10,000,000 in convertible debt and $3,000,000 on the line of credit and a loss from an equity investment of $227,560, offset in part by the gain of $989,778 from the settlement of litigation. The net loss attributed to common shareholders was $6,306,884 in 2015 compared to $6,079,348 in 2014 due to the dividends accrued on the Series C preferred stock and paid in common shares. The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.07 per share in 2015 compared to $0.09 in 2014.

Liquidity and Capital Resources as of March 31,  2015 compared with December 31, 2014

Net cash used in operating activities during the three months ended March 31, 2015 totaled $1,937,541 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $6,306,884, we incurred an increase in construction in progress of $371,955 and prepaid expenses of $293,372 that was partially offset by common stock options and warrants granted for services expensed at $1,385,338, common stock issued for services valued at $320,653 and depreciation and amortization of $1,215,068. We also decreased our accounts receivable by $1,980,174 and increased accounts payable by $237,621.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in operating activities during the three months ended March 31, 2014 totaled $2,704,046 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $5,686,460, we incurred an increase in accounts receivable and billings in excess of $731,331. These outflows were partially offset by common stock warrants and options granted for services expensed at $1,189,727, common stock issued for services valued at $670,542, and depreciation and amortization of $1,076,026.  We also increased our accounts payable and accrued expenses by $406,480 due to costs incurred on construction in progress.

Net cash used in investing activities during the three months ended March 31, 2015 totaled $7,487,669 which included $7,098,388 for purchases of equipment and $400,000 invested in an equity subsidiary. Net cash used in continuing investing activities during the three months ended March 31, 2014 totaled $1,354,475, of which $1,353,588 was used for purchases of equipment.

Net cash provided by financing activities during the three months ended March 31, 2015 totaled $12,760,896 and resulted from $2,911,700 of proceeds from the line of credit and $9,953,068 of proceeds from the convertible note payable. The cash inflows were partially offset by principal payments on notes payable of $103,872.  Net cash provided by financing activities during the three months ended March 31, 2014 totaled $658,143. These inflows primarily came from $1,000,000 from common stock subscriptions and $100,857 of gross proceeds from the exercise of options and warrants. The inflows were offset by payments on notes payable of $438,710 and notes payable to related parties of $4,004.

At March 31, 2015, we had a working capital deficit of $3,210,051 including $6,303,094 in cash and cash equivalents compared with working capital of $6,181,199 at December 31, 2014.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The decrease in working capital was the result of our increase of short term debt used for our investment in CHP projects.

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

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $1,500,000 was funded and repaid during 2013 and $3,000,000 was funded and repaid in 2014. $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility of which a draw of $3,000,000 was taken on February 24, 2015. Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  The Company has elected to not draw down any additional funds at this time The line of credit is secured by one CHP projects and by one solar project and accrues interest at 12% per annum.

On March 9, 2015, we issued a 6 month convertible note payable for $10,000,000. The note payable is convertible into shares of our common stock at $1.00 per share at the noteholder’s option. We granted 2,000,000 $1.00 stock purchase warrants  as consideration for the convertible note payable. The convertible note payable is secured by all of our assets except one CHP project and one solar project and accrues interest at 12% per annum.

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We intend to seek additional equity and/or debt financing in order to implement our business plan.  We raised $22,710,411 from equity financing during the year ended December 31, 2014.  We have a line of credit for $10,000,000 of which $4,000,000 is available and we are currently using $3,000,000 to meet our cash needs.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants.

Related Party Transactions

The Company had no significant related party transactions during the three months ended March 31, 2015. The Company owes $1,333,147 plus accrued interest to a director for funds borrowed in prior periods.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March  31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been no substantive changes in any legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2014; and we are not involved in any other material pending legal proceeding or litigation, except as set forth below, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff's Counsel.  The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2015, plaintiff filed a First Amended Complaint ("FAC").  The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company's stock during the period from October 7, 2013 through October 21, 2014. Defendants' responded and filed a motion to dismiss FAC.  Plaintiff's opposition to the motion to dismiss will be due on or before June 1, 2015.  Defendants' reply will be due on or before June 22, 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

The Company and two consultants, have filed demands for arbitration with the American Arbitration Association (“AAA”).  Consultants allege that the Company, specifically Johnny R. Thomas, CEO, have violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with the Company.  They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. The Company alleges that the Consultants failed to perform consulting work as required and never intended to perform under the Consulting Agreement.The proceedings are in the discovery stage. The Company expects to prevail in this arbitration proceeding and does not expect said action to have any material adverse consequences to the Company.

The Company has filed a demand for arbitration with the AAA and National Energy Partners and its subsidiary, Hawaii Solar, LLC, (“NEP”) have counter-claimed.  The Company allegedthat NEP is in arrears on the payment of EPC services performed by the Company for construction work on the 24 schools in Hawaii contracted for between the parties. The Company further alleged that NEP provided deficient design drawings and interfered with the construction of the projects and engaged in negligence, fraud and/or willful misconduct.  NEP alleged that the Company failed to perform the contracted EPC services in a timely, proper manner and desires to validate termination of the contract in the arbitration process. The Company expects to prevail in this dispute, which would result in no material adverse consequences to the Company, other than legal costs and a delay in the recognition of revenue. However, if NEP prevails, the Company is likely to lose about $1.9 million on the work performed to date, as well as a possibility of limited damage payments. The Company is definitely against counter claims raised in the arbitration.  On August 6, 2014, the Company commenced a civil action in Hawaii for declaratory and injunctive relief and damages against NEP in the circuit court of the First Circuit of Hawaii (CIV No. 14-1-1694-08).  Subsequent to the Company commencing the above-described arbitration, it learned that NEP did not possess a Hawaii contractor license.  The Company then withdrew its demand for arbitration without prejudice.  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable.

On March 27, 2015, Blue Earth, Inc. (the “Company”) entered into a Settlement Agreement with the Broadway Family Group, LLC (“Broadway”) to settle all claims brought by Broadway, as well as certain other matters (the “Settlement Agreement”).  As previously disclosed in the Company’s filings with the Securities and Exchange Commission, Broadway commenced an action in the 8th Judicial District of Nevada (Case No.: A-14-709424-C) (the “Action”) whereby it alleged the Company’s wrongful termination of the Contractor and Services Agreement dated as of July 15, 2013 and Amended and Restated Contractor and Services Agreement, dated as of April 21, 2014 (collectively the “Consulting Agreements”).  On July 15, 2013, Broadway and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Broadway acquired 3,030,000 shares of the Company’s common stock in exchange for its equity interests in Global Renewable Energy Group, Inc.  Pursuant to the Consulting Agreements Broadway received 84,000 restricted shares of the Company’s common stock and warrants to purchase 1,200,000 additional shares of the Company’s common stock.

As of the date of the Settlement Agreement, Broadway owned 2,973,000 shares of the Company’s common stock and was seeking re-issuance of warrants to purchase 1,200,000 shares of common stock, which had been cancelled when the Company terminated the Consulting Agreements.  Pursuant to the terms of the Settlement Agreement, Broadway returned to the Company a total of 1,127,742 shares of the Company’s common stock and relinquished any claim on the previously cancelled 1,200,000 warrants. The return of these shares to the Company, paid a $50,000 promissory note, settled lock up violations and resolved any issues on the original issuance of the Company’s shares to Broadway.  Broadway retained ownership of 1,845,258 shares of the Company’s common stock, all of which are subject to lock-up/leak-out provisions that prohibit Broadway from selling more than 2,600 Lock-Up Shares in any single day during the next 18 months (the “Lock-Up Period”) or more than 13,000 Lock-Up Shares in any single week during the Lock-Up Period.  Broadway is required to submit weekly confirmations from the applicable financial institution verifying compliance with the lock-up and leak-out restrictions.  In the event of any violation of the lock-up and leak out restrictions, Broadway has agreed to forfeit shares of common stock held in escrow on a one for one basis in the amount of Lock-Up Shares sold in violation of such restrictions.  There are no restrictions on future share sales beyond the Lock-Up Period.

The Settlement Agreement provides the following additional terms:

•

A mutual release of all claims by the Company and Broadway against each other.

•

Broadway agreed that any obligations of the Company pursuant to the Consulting Agreement were terminated in all respects, including, but not limited to, the issuance of any warrants issued pursuant to the Consulting Agreements; provided, however, Broadway agreed that certain work for hire and other related obligations under the Consulting Agreements would survive.

•

Broadway agreed to return certain proprietary information of the Company and to certain confidentiality obligations regarding the Settlement Agreement and the Action, including Broadway and the Company’s agreement not to make any public statements that imply wrongdoing on the part of the other, although the Company may make statements when required under the Federal securities laws or where required by a court of competent jurisdiction.

•

Broadway also agreed to indemnify the Company for any claims relating to its ownership of the Company’s common stock and the Merger Agreement.

•

The Action was dismissed with prejudice.

In addition, in connection with this settlement, Anthony M. Santos, Esq., the attorney who wrote a previously disclosed demand letter to the Board of Directors on or about November 17, 2014, alleging certain breaches of fiduciary duties by the Company’s principals, has advised the Board of Directors in writing that the alleged issues are no longer a concern or have been otherwise addressed or resolved to the shareholders’ satisfaction.  The letter served as a formal notice that a response is no longer necessary.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously reported in the Company's Form 10-K for December 31, 2014, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 24, 2015, the Company issued: (i) 10,000 restricted shares of Common Stock to Larry Eggleston pursuant to an offer letter dated September 18, 2014 for services rendered,  (ii) 63,887 restricted shares of Common Stock to Donald R. Kendall, Jr. as payment of expenses incurred from February through April 2015, and (iii) 400,000 shares of Series D Convertible Preferred Stock held by a third party and convertible solely in the event of a monetary default to TCA Global Credit Master Fund LP.

On March 9, 2015, the Company issued 200,000 restricted shares of Common Stock to Jackson Investment Group LLC (“Jackson”) as a commitment fee under a loan made pursuant to a Note and Warrant Purchase Agreement dated March 10, 2015.

The above shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on the representations and warranties contained in their investment intent letter and/or subscription agreements. No commissions were paid and no underwriter or placement agent was involved in these transactions.

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

BLUE EARTH, INC.

Date: May 11, 2015	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)