Form 10-Q
period 2015-06-30
Blue Earth, Inc.
filed 2015-08-17
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of August 14, 2015 the issuer had 94,557,119 outstanding shares of Common Stock

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$2,005,330	$2,883,621
Restricted cash	20,027	632,102
Accounts receivable, net	3,857,138	1,739,822
Costs and revenues in excess of billings	903,117	3,967,207
Inventory, net	475,714	352,862
Construction in progress	71,128	68,212
Other receivables, net	114,030	78,926
Prepaid expenses and deposits	2,345,219	1,639,531
Assets of discontinued operations	1,591,200	1,817,247

Total Current Assets	11,382,903	13,179,530

PROPERTY AND EQUIPMENT, net	65,654,593	56,815,626

OTHER ASSETS
Deposits	51,544	80,455
Natural gas futures	2,251,711	2,426,266
Long term receivables	1,293,987	1,587,548
Equity method investment	8,461,352	9,353,402
Contracts and technology, net	17,198,441	19,296,534

Total Other Assets	29,257,035	32,744,205

TOTAL ASSETS	$106,294,531	$102,739,361

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$4,653,696	$3,933,969
Current portion of notes payable, net	427,869	121,466
Related party payables	1,333,147	1,333,147
Line of credit payable	3,000,000	-
Convertible note payable	9,084,120	-
Accrued expenses	1,684,741	419,978
Payroll expenses payable	261,338	167,780
Liabilities of discontinued operations	937,134	354,664

Total Current Liabilities	21,382,045	6,331,004

LONG TERM LIABILITIES

Long term portion of notes payable	-	-

Total Liabilities	21,382,045	6,331,004

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 400,000 and -0- shares issued
and -0- and -0- shares outstanding, respectively	400	-
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,531,461 and 94,258,713
shares issued and outstanding, respectively	94,532	94,259
Additional paid-in capital	193,046,894	188,159,932
Stock subscription receivable	(2,000,000)	-
Accumulated deficit	(106,229,340)	(91,845,834)

Total Stockholders' Equity	84,912,486	96,408,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,294,531	$102,739,361

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$3,576,400	$1,850,038	$7,328,414	$3,768,352
COST OF SALES	3,208,867	1,569,616	6,631,211	2,821,242
GROSS PROFIT	367,533	280,422	697,203	947,110
OPERATNG EXPENSES
Depreciation and amortization	952,233	1,076,938	2,156,725	2,025,758
General and administrative	5,213,526	3,729,968	10,296,243	8,794,021
Total Operating Expenses	6,165,759	4,806,906	12,452,968	10,819,779
LOSS FROM OPERATIONS	(5,798,226)	(4,526,484)	(11,755,765)	(9,872,669)

OTHER INCOME (EXPENSE)
Other income	2,198	4,158	3,138	16,333
Loss from equity investment	(1,064,490)	-	(1,292,050)	-
Interest expense	(248,017)	(95,463)	(669,334)	(325,470)
Mark futures to market	(8,284)	-	(174,555)	-
Gain on sale of assets	1,483	-	9,470	-
Gain (loss) on settlement of litigation	(582,361)	-	407,417	-

TOTAL OTHER INCOME (EXPENSE)	(1,899,471)	(91,305)	(1,715,914)	(309,137)

LOSS BEFORE INCOME TAXES	(7,697,697)	(4,617,789)	(13,471,679)	(10,181,806)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(7,697,697)	(4,617,789)	(13,471,679)	(10,181,806)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	(207,473)	-	(207,473)	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(164,390)	(94,052)	(704,354)	(216,495)
NET LOSS	(8,069,560)	(4,711,841)	(14,383,506)	(10,398,301)
PREFERRED DIVIDENDS	-	(1,096,815)	-	(1,489,703)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,069,560)	$(5,808,656)	$(14,383,506)	$(11,888,004)
BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.08)	$(0.07)	$(0.14)	$(0.16)
Discontinued Operations	(0.00)	(0.00)	(0.01)	(0.00)
Net Loss Per Share	$(0.08)	$(0.07)	$(0.15)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	93,238,604	65,782,587	93,772,326	63,866,054

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(14,383,506)	$(10,398,301)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	2,152,498	2,010,037
Loss on equity subsidiary	1,292,050	-
Impairment of construction in progress	369,039	-
Mark gas futures to market	174,555	-
(Gain) on settlement of litigation	(1,978,658)	-
(Gain) on sale of assets	(9,470)	(11,235)
Stock issued for services	567,104	1,327,034
Depreciation and amortization	2,402,550	2,282,386
Amortization of debt discount	1,512,953	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	2,016,286	(1,173,880)
Inventory	(122,852)	40,037
Restricted cash	612,075	-
Construction in progress	(371,955)	(171,226)
Prepaid expenses and deposits	(936,977)	328,657
Accounts payable and accrued expenses	1,830,750	(1,227,546)
Net Cash Used in Operating Activities	(4,873,558)	(6,994,037)
Net Cash Provided by Discontinued Operating Activities	218,365	1,168,444
INVESTING ACTIVITIES
Collection of other receivables	90,831	-
Proceeds from sale of equipment	9,470	-
Purchase of equity method investment	(400,000)	-
Lending of other receivables	-	61,795
Purchase of property and equipment	(8,730,449)	(2,688,446)
Net Cash Used in Investing Activities	(9,030,148)	(2,626,651)
Net Cash Provided by (Used in) Discontinued Investing Activities	278,591	(997,654)
FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	-	5,568,957
Cash received on stock subscriptions	-	1,145,880
Proceeds from line of credit, net of $88,300	2,911,700	-
Proceeds from notes payable, net of $46,932	9,953,068	311,407
Repayment of notes payable and line of credit	(228,941)	(1,398,039)
Repayment of related party loans	-	(4,004)
Net Cash Provided by Financing Activities	12,635,827	5,624,201
Net Cash Used in Discontinued Financing Activities	(107,368)	(157,253)
NET DECREASE IN CASH	(878,291)	(3,982,950)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,883,621	8,403,731
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,005,330	$4,420,781

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$96,438	$136,447
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of preferred stock	$-	$1,884,095
Common stock cancelled for settlement of litigation	$(2,028,658)	$-
Common stock issued for acquisition of subsidiaries	$-	$4,602,500
Preferred stock issued as collateral for loan	$400	$-
Debt discount and conversion feature	$2,152,498	$-
Debt issued for equipment	$-	$137,693
Debt issuance costs paid by stock	$226,000	$-
Common stock issued for subscription receivable	$2,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015 and 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of June 30, 2015 consists of battery components, motors, controllers, and miscellaneous refrigeration parts of $475,714. The inventory is valued net of an allowance of $6,188 as of June 30, 2015. The Company does not have any work in progress.

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

The Company generates revenues from sales of products. Revenues are recognized when the products are delivered to and accepted by the customer.

The Company generates revenues from sales of heat and power. Heat and power sales are metered to the customer. Metered sales are billed to customers at contractual rates.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had, nor is expected to have a material impact on the Company’s financial position, or statements.

Capitalization of Construction Period Interest

The Company capitalizes construction period interest as required under ASC 835-20. Both directly attributable borrowing costs and borrowing costs from a general fund are required to be capitalized. Until March 2015, the Company had no material interest expense. During March 2015, the Company borrowed $13,000,000 in part to fund the construction of its CHP projects. The convertible note payable and the credit line payable accrue interest at 12% per annum. The Company will capitalize the appropriate interest cost in accordance with ASC 835-20-25-8 through the completion of the construction of each project. The Company capitalized interest of $1,420,890 during the six months ended June 30, 2015.

NOTE 3 - SIGNIFICANT EVENTS

Settlement of Litigation and Disputes

During the six month period ended June 30, 2015, the Company received 2,190,484 shares of its common stock in settlement of two separate litigations and disputes valued at $0.926 per share resulting in a net gain on settlement of litigation of $1,978,658.

In a separate legal proceeding, the Company and two consultants filed demands for arbitration with the American Arbitration Association. On August 8, 2015, the Company and the two consultants received the award from the arbitrator in the Company's arbitration with two of its consultants/former employees, who had voluntarily resigned. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration in an amount to be determined at a later date.

Common Stock Transactions

During the six months ended June 30, 2015, the Company issued 596,565 common shares for services valued at $567,104. The Company also issued 200,000 common shares for debt issuance costs valued at $226,000. The Company cancelled the 2,190,484 shares of its common stock it received in settlement of litigation. The Company issued a stock subscription of $2,000,000 for 1,666,667 shares of its common stock and for warrants to purchase an additional 833,334 shares of common stock for $1.60 per share. The warrants are exercisable beginning six months from the issuance date and ending 5 years after they become exercisable.

Credit Line Payable

During the six months ended June 30, 2015, the Company borrowed $3,000,000 on the line of credit. The line of credit is for up to $4,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by one of the Company’s CHP projects and one solar project. The Company received net proceeds of $2,911,700 after closing costs. The Company has issued 400,000 shares of Class D convertible preferred stock as tertiary collateral for the line of credit. The $88,300 of fees withheld from the proceeds of the line of credit are included in prepaid expenses and are being amortized over the term of the line of credit.

CHP Plant Energized

On March 30, 2015 the Company energized its initial combined heat and power (“CHP”) energy plant at a poultry processing facility in Sumter, South Carolina. The Company owns and operates the energy plant which provides combined heat and power (CHP) solutions. Electricity is generated and the thermal heat from the generator is captured and utilized for processes in the poultry facility, lowering energy costs, reducing greenhouse gas emissions and improving energy efficiency. The Company realized the first revenues from CHP during June 2015.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONT.)

Series D Preferred Stock

The Company has issued 400,000 shares of its $10.00 per share Series D preferred stock as tertiary collateral against the line of credit. The Series D preferred shares are issued, but not presently outstanding.  The Series D preferred shares certificate is held by a third party and the lender does not have access to the certificate without the consent and cooperation of the Company.  Solely in the event of a default by the Company of its payment obligations under the terms of the line of credit, a block of the Series D preferred shares would be released and converted into common shares in accordance the formula provided in the line of credit agreement. The sufficient common shares would be sold by the lender to cure the default. Upon the repayment of the line of credit the Series D preferred stock will be returned to the Company and cancelled. The Series D preferred shares are convertible into the Company’s common stock by dividing the amount of any payment under a monetary default by the average closing price of the Company’s common stock for 10 business days immediately prior to a conversion, but in no event to exceed 2,500,000 shares until first obtaining shareholder approval.

Related Party Notes Payable

The related party notes payable, totaling $1,333,147, are due on demand, accrue interest at 12% per annum and are unsecured.

Convertible Note Payable

During the six months ended June 30, 2015, the Company borrowed $10,000,000 on a convertible note payable. The note payable was convertible into shares of the Company’s common stock at $1.00 per share. However, on May 13, 2015, the convertible note payable was amended to increase the conversion price to $1.02 per share. The convertible note payable accrues interest at 12% per annum and is due on September 10, 2015. The convertible note payable is secured by 1 of the Company’s CHP projects and the Company’s assets. The Company received net proceeds of $9,953,068 after closing costs. The $46,932 in legal fees withheld from the loan proceeds are included in prepaid expenses and are being amortized over the 6 month term of the convertible note payable.

The lender received 200,000 shares of common stock valued at $226,000 as consideration for making the loan. The lender also received 2,000,000 warrants to purchase shares of the Company’s common stock at $1.02 per share (amended from $1.00 per share). The value of the warrants measured by the Company was $1,321,600. The value was computed using the Black-Scholes formula with a 5 year maturity, 1.62% risk free rate and a  94.46% volatility.  The lender also received the right to purchase shares of the Company’s common stock at $1.02 per share (amended from $1.00 per share) upon the Company’s repayment of all or part of the convertible note payable. The value of the right to purchase common shares measured by the Company was $649,091. The value was computed using the Black-Scholes formula with a 1 year maturity, .25% risk free rate, a 87.06% volatility and a 5% probability of exercise.  The total discount on the convertible note payable of $2,196,691 is being amortized over the 6 month term of the debt. The Company recorded $1,280,811 of capitalized interest expense from the amortization of the discount during the six months ended June 30, 2015.

The following is a summary of convertible note payable the period ended June 30, 2015:

Balance at December 31, 2014	$--
Borrowing of convertible note payable	10,000,000
Discount on convertible note payable	(2,196,691)
Amortization of discount	1,280,811
Balance at June 30, 2015	$9,084,120

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE, WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended June 30, 2015 and December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2013	22,660,668	$1.90	6.52	$43,055,269
Granted	200,000	$0.00	10.00
Granted	100,000	$1.00	10.00
Granted	8,521,654	$6.00	3.00
Cancelled	(3,600,000)	$(1.18)	--
Forfeited	(1,472,060)	$(1.90)	--
Exercised	(9,778,344)	$(1.60)	--
Balance Outstanding, December 31, 2014	16,631,918	$3.80	5.29	$53,353,862
Granted	2,000,000	$1.00	5.00
Granted	300,000	1.08	5.00
Granted	833,334	1.60	5.00
Balance Outstanding, June 30, 2015	19,765,252	$3.16	4.41	$62,385,196
Exercisable, June 30, 2015	16,724,775	$3.38	3.94	$56,467,004

A summary of the Company’s option activity during the periods ended June 30, 2015 and December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2013	1,011,290	$1.85	8.22	$1,851,695
Granted	1,500,000	$2.00	10
Granted	150,000	$3.00	10
Granted	120,000	$2.45	10
Granted	60,000	$2.27	10
Granted	105,000	$3.10	10
Granted	60,000	$2.45	10
Granted	100,000	$2.54	10
Granted	10,000	$1.29	10
Granted	52,720	$1.37	10
Granted	5,000	$0.75	10
Forfeited	(492,119)	$(3.37)	--
Exercised	(85,024)	$(1.36)	--
Balance Outstanding, December 31, 2014	2,596,867	$2.54	8.82	6,596,037

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE, WARRANTS AND OPTIONS (CONT.)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2014	2,596,867	$2.54	8.82	6,596,037
Granted	30,000	$1.20	10
Granted	100,000	$1.01	10
Granted	12,500	$1.21	10
Granted	5,000	$0.98	10
Granted	15,000	$0.97	10
Granted	7,500	$0.90	10
Granted	5,000	$0.92	10
Granted	35,000	$1.11	10
Granted	74,000	$1.15	10
Forfeited	(68,513)	$(2.24)	--
Balance Outstanding, June 30, 2015	2,812,354	$2.42	8.41	$6,804,139
Exercisable, June 30, 2015	1,379,194	$1.96	8.01	$2,697,170

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

There were no changes in the valuation techniques during the periods ended June 30, 2015 and December 31, 2014. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Assets:

On December 15, 2014, the Company purchased 639.25 natural gas option contracts for $2,429,150, to mitigate its exposure to fluctuations in natural gas price in connection with its CHP facility in Alberta, Canada. The gas delivery dates range from January 1, 2016 to December 31, 2022. At each reporting date the Company revalues the options to the NYMEX-NG last trade value. The Company recorded a loss of $174,555 and $-0- for the six months ended June 30, 2015 and 2014, respectively, on the value of contracts.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT.)

Assets measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2015:

Liabilities:	Total Carrying Value at June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Natural gas futures	$2,251,712	$2,251,712	$-	$-

The following is a summary of activity of Level 1 assets for the periods ended June 30, 2015 and December 31, 2014:

Balance at December 31, 2013	$--
Purchases of futures contracts	2,429,150
Change in fair value 2014	(2,884)
Balance at December 31, 2014	2,426,266
Purchases of futures contracts	--
Change in fair value 2015	(174,555)
Balance at June 30, 2015	$2,251,711

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Office and computer equipment	$350,609	$327,023
Software	91,256	91,256
Manufacturing and installation equipment	455,150	442,450
Leasehold improvements	-	759,304
Cogeneration plants	65,334,429	56,022,580
Vehicles	-	-
Sub Total	66,231,444	57,642,613
Accumulated depreciation	(576,851)	(826,987)
Net	$65,654,593	$56,815,626

Depreciation expense was $58,634 and $66,316, for the six months ended June 30, 2015 and 2014, respectively. Approximately $65,908,133 of the Company’s property and equipment serves as security against its debt. Depreciation of the cogeneration plants commenced when the Sumter plant was placed in service during the second quarter of 2015. Depreciation on additional plants will commence when they are placed in service.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Arbitrations

The Company and two consultants filed demands for arbitration with the American Arbitration Association. On August 8, 2015,  the Company and two consultants received the award from the arbitrator in the Company's arbitration with two of its consultants/former employees, who had voluntarily resigned. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration in an amount to be determined at a later date.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

The Company has filed a demand for arbitration with the AAA and National Energy Partners and its subsidiary, Hawaii Solar, LLC,(“NEP”) have counter-claimed.  The Company alleged that NEP is in arrears on the payment of EPC services performed by the Company for construction work on the 24 schools in Hawaii contracted for between the parties. The Company further alleged that NEP provided deficient design drawings and interfered with the construction of the projects and engaged in negligence, fraud and/or willful misconduct.  NEP alleged that the Company failed to perform the contracted EPC services in a timely, proper manner and desires to validate termination of the contract in the arbitration process. The Company expects to prevail in this dispute, which would result in no material adverse consequences to the Company, other than legal costs and a delay in the recognition of revenue. However, if NEP prevails, the Company is likely to lose about $1.9 million on the work performed to date, as well as a possibility of limited damage payments. The Company is defending against counter claims raised in the arbitration.  On August 6, 2014, the Company commenced a civil action in Hawaii for declaratory and injunctive relief and damages against NEP in the circuit court of the First Circuit of Hawaii (CIV No. 14-1-1694-08).  Subsequent to the Company commencing the above-described arbitration, it learned that NEP did not possess a Hawaii contractor license.  The Company then withdrew its demand for arbitration without prejudice.  The Company is seeking damages in excess of $1,300,000 and a declaratory judgment and injunctive relief that the subcontracts are invalid, void and unenforceable, the arbitration provision in the subcontracts is unenforceable and the pending arbitration should be terminated. Arbitration hearings began in May 2015 and are expected to continue through the third quarter of 2015.

Equipment Purchase Commitments

The Company has entered into equipment purchase agreements whereby it has committed to paying approximately $19,536,518 for electrical co-generation equipment. The Company has made deposits of approximately $16,183,490 (83% of the total commitment) toward the purchase of the equipment which is included in construction in progress-property and equipment. The balance of the purchase price will be due upon acceptance of the equipment by the Company in accordance with progress payments as set out in the purchase contracts.

Pending Litigation

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263).On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff's Counsel.  The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2015, plaintiff filed a First Amended Complaint ("FAC").  The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company's stock during the period from October 7, 2013 through October 21, 2014.  Defendants' responded and filed a motion to dismiss FAC.  Plaintiff's opposition to the motion has been submitted. Oral arguments regarding the motion to dismiss are scheduled for September 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

NOTE 8 - DISCONTINUED OPERATIONS

During April 2015, the Company’s Board of Directors determined to focus the Company’s financial resources on its business units that are scalable. Accordingly the Board of Directors decided to discontinue the Blue Earth Energy Management Services, Inc. (BEEMS) subsidiary. The decision was to sell any parts of BEEMS for which a buyer could be found and to shut down those parts that were not salable. On May 22, 2015, the Company entered into an Asset Purchase Agreement (the Agreement) for the website component of BEEMS.  Pursuant to the Agreement, the buyers purchased from the Company, the website, the related inventory and certain intangible assets for cash of $450,000 and $125,000 in the form of a promissory note. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of BEEMS as discontinued. On July 31, 2015, the Company entered into an Asset Purchase Agreement (APA) for the service component of BEEMS. Pursuant to the APA, the buyers purchased the service vehicles, service assets and contracts and related inventory for cash of $216,711 plus a two-year earn-out agreement for up to an additional $250,000.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 8 - DISCONTINUED OPERATIONS (CONT.)

The following is a summary of the transaction:

Sales Price	$575,000
Inventory	(105,487)
Intangible assets	(245,825)
Commission paid	(40,250)
Gain on sale of website	183,438
Impairment of net assets of BEEMS	(390,911)

Loss on Disposal of Discontinued Operations	$(207,473)

Revenues of the discontinued operations were $3,227,539 and $3,026,437 during the six months ended June 30, 2015 and 2014, respectively.

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

The Company historically has had two principal operating segments: (1) technology and (2) construction of energy facilities owned by third parties. During the second quarter of 2015, a third segment was introduced when power and heat was produced from facilities built and owned by the Company. These operating segments were delineated based on the nature of the products and services offered.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the six months ended June 30, 2015 and 2014:

			Heat and Power
	Technology	Construction	Production	Corporate	Consolidated
June 30, 2015
Revenues	$248,270	$7,078,545	$1,599	$-	$7,328,414
Cost of Sales	232,591	6,398,620	-	-	6,631,211
Depreciation and amortization	449,315	937,210	549	769,651	2,156,725
General and administrative	1,268,165	3,479,360	13,893	5,534,825	10,296,243
Other income (expense)	(43,131)	8,870	(174,554)	(1,507,099)	(1,715,914)
Discontinued operations	-	-	-	(911,827)	(911,827)
Net income (loss)	$(1,744,932)	$(3,727,775)	$(187,397)	$(8,723,402)	$(14,383,506)
Total assets	$2,578,514	$30,026,314	$23,788,451	$49,901,252	$106,294,531

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 9 - OPERATING SEGMENTS (CONT.)

			Heat and Power
	Technology	Construction	Production	Corporate	Consolidated
June 30, 2014
Revenues	$281,235	$3,487,117	$-	$-	$3,768,352
Cost of Sales	139,923	2,681,319	-	-	2,821,242
Depreciation and amortization	685,683	943,686	-	396,209	2,025,578
General and administrative	1,325,794	1,961,396	-	5,507,011	8,794,201
Other income (expense)	(26,800)	158,059	-	(440,396)	(309,137)
Discontinued operations	-	-	-	(216,495)	(216,495)
Net income (loss)	$(1,896,965)	$(1,941,225)	$-	$(6,560,111)	$(10,398,301)
Total assets	$1,496,514	$7,619,491	$-	$79,072,866	$88,188,871

NOTE 10 - INVESTMENT IN EQUITY SUBSIDIARY

On October 30, 2014, the Company closed on an agreement to acquire shares of PowerGenix common stock for $10 million payable through a combination of cash ($2 million) and Company restricted common shares (3,729,604) valued at $2.145 per share. The restricted shares are subject to a lock up/leak out agreement. Reciprocal equity ownership is designed to fund PowerGenix and maximize the working relationship between the two companies. The Company’s ownership  constitutes 24.4% of the equity of PowerGenix.

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

During the six months ended June 30, 2015, PowerGenix realized a net loss of $5,622,397. Accordingly the Company recognized 24.4% of the net loss in the amount of $1,292,050. During the six months ended June 30, 2015, the Company completed its cash obligation by investing an additional $400,000 into PowerGenix.

Summarized financial information as of June 30, 2015 and for the six months then ended of PowerGenix is presented as follows:

Total Assets	$ 3,295,020
Total Liabilities	$ 4,337,921
Net Income (Loss)	$ (5,622,397)

NOTE 11 - SUBSEQUENT EVENTS

On July 2, 2015, the Company collected the $2,000,000 stock subscription receivable. On July 13, 2015, the Company issued 13,158 shares of its common for consulting services. On July 17, 2015, the Company granted 250,000 common stock purchase warrants to consultants. The warrants have an exercise price of $1.02 per share and a term of 3 years. On July 27, 2015 the Company issued 12,500 shares of its common stock to a director for his services. On August 3, 2015, the Company granted 440,000 non-qualified stock option shares to an employee. The options have an exercise price of $0.87 per share. 110,000 shares will vest immediately and 110,000 shares shall vest on the first, second and third anniversary dates of employment.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS (CONT.)

On July 17, 2015 the Company’s shareholders approved an increase in the authorized shares of common stock under the 2009 Equity Incentive Plan from 4,542,000 to 8,542,000 shares.  The current market value of such common stock was $1.51 per share, as of May 26, 2015.  The 2009 Plan is intended to encourage stock ownership by the Company’s directors, officers, employees and consultants, and of its subsidiaries, and thereby enhance their proprietary interest in the Company.  The Company intends to amend its Registration Statement on Form S-8 to register the additional options and underlying common stock issuable under the 2009 Plan.

On July 31, 2015, the Company sold the majority of the remaining BEEMS business assets for cash of $216,771 and the assumption of the liabilities for the BEEMS service vehicles. The insignificant remainder of the BEEMS operations will be liquidated or absorbed into other segments of the Company’s operations.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of alternative/renewable power  generation solutions for small and medium sized commercial facilities and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services.

The Company has expanded its comprehensive power generation solutions offerings through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following five business units: Blue Earth Solar; Blue Earth CHP; Blue Earth PPS, Blue Earth Capital and Blue Earth EPS. Blue Earth EPS and Blue Earth PPS are part of the Technology operating segments.  Blue Earth Solar and Blue Earth CHP are part of the Construction operating segments. As heat and power sales come online from facilities owned and built by the Company’s Blue Earth CHP and Blue Earth Solar business units, a third operating segment has been introduced called Heat and Power Production.

The primary strategic objective for the respective business units is to provide services which establish and build brand awareness about the comprehensive alternative/renewable power generation solutions provided by the Company to its existing and future customers.

The Blue Earth Solar unit of the Company has built and owned a 500,000 watt solar powered facility on the Island of Oahu, Hawaii, which it sold in 2014. It has also built, operates and manages seven solar powered facilities in California and is designing and permitting numerous other projects. Our turnkey power solutions enable our customers to reduce or stabilize their power related expenditures and lessen the impact of their power use on the environment. Our services offered include the development, engineering, construction, operation and periodic warranty maintenance and in certain cases, financing of small and medium scale renewable power plants primarily solar photovoltaic (PV). Although the Company has a limited operating history and limited revenues in comparison to the size of the projects it has undertaken, as a result of the Company’s acquisitions, it is staffed with experienced solar personnel.

The Blue Earth CHP unit builds, owns, operates and/or sells the power plants or builds them for the customer to own. As we continue to expand our core power generation business as an independent power producer (IPP), we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term energy purchase agreements to utilities and long-term take or pay contracts to our industrial customers. The Company also intends to finance alternative and renewable power projects through industry relationships. Our first power plant located in Sumter, SC was energized on March 30, 2015 establishing the Company as an independent power producer. Blue Earth CHP added personnel and facilities enabling it to develop, construct and maintain backup generators and cogeneration systems in the New York metropolitan area. It plans to grow the segment into other East Coast and Mid-West metropolitan markets. This broadens BE CHP’s offerings to include co-generation systems and back-up generators for large commercial buildings in addition to the large industrial manufacturing facilities already served by BE CHP.

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

Actual Results of Operations

Our revenues are derived from professional service contracts to provide, the construction of energy facilities owned by third parties and the sale of our proprietary technologies. During the second quarter of 2015 we added a third revenue stream from heat and power sales generated from facilities built and owned by the Company. During the second quarter of 2015 we discontinued the Blue Earth Energy Management, Inc. (BEEMS) business unit as the Company is focusing its efforts and resources on its core energy generation business units. All of the operating results as presented below have been restated to reflect the operations of as discontinued.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues

The Company recognized $3,576,400 of revenue for the three months ended June 30, 2015, as compared to $1,850,038 for the three months ended June 30, 2014, an increase of $1,726,362 or 93%. The current year’s revenues represent sales from the Company’s divisions Technology ($194,417), Construction ($3,380,384) and Power Generation ($1,599).  The prior year’s revenues represent sales from the Company’s divisions Technology ($189,888) and Construction ($1,660,150). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and maintenance of CHP systems. Construction's revenues increased due to work on the solar generation project in Indiana.

	Three Months Ended June 30,		Change
	2015	2014	$	%
Technology	$194,417	$189,888	4,529	2
Construction
Solar construction	3,380,384	1,660,150	1,720,234	104
Power generation	1,599	-	1,599	100

Total revenue	$3,576,400	$1,850,038	1,726,362	93

Cost of Sales and Gross Profit

Costs of sales for the three months ended June 30, 2015 were $3,208,867 resulting in a gross profit of $367,533 or 11% of revenues. Technology had a gross profit of $5,587 or 3% compared to a profit of $360,348 or 11% for Construction. By comparison, during 2014 we had a cost of sales of $1,569,616 with a gross profit of $280,422 or 15%. Technology had a gross profit of $139,328 or 73% compared to $180,239 or 11% for Construction. Power Generation had a gross profit of $1,599 in 2015 compared to $-0- in 2014.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,165,759 for the three months ended June 30, 2015 as compared to $4,806,906 for the three months ended June 30, 2014, an increase of $1,358,853 or 28%.  In 2015, approximately $707,008 (11%) of the operating expenses were from Technology, $2,440,019 (40%) were from Construction and $14,442 (0%) from Power Generation. The balance of $3,004,290 (49%) for 2015 was corporate administrative expense. Approximately $1,299,937 (21%) of the operating expenses was for payroll costs and $1,488,555 (24%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

In 2014 approximately $1,589,222 (33%) of the operating expenses were from Technology and $1,463,502 (30%) were from Construction. The balance of $1,754,182 (37%) for 2014 was corporate administrative expense. Approximately $1,260,638 (26%) of the operating expenses was for payroll costs and $841,848 (18%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $972,290 (16%) compared to $1,476,802 (31%) in 2014. We recorded depreciation and amortization expense of $952,233  in 2015 compared to $1,076,938 in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2015 was $(1,899,471) compared to $(91,305) for the three months ended June 30, 2014. The increase was primarily attributable to interest expense of $248,017, a loss from settlement of threatened and actual litigation of $582,361 and a loss from the equity investment in Power Genix of $1,064,490 compared to $95,463, $-0- and $-0-, respectively, during 2014.

Net Loss Attributable to Common Shareholders

Net loss was $8,069,560 for the three months ended June 30, 2015 as compared with a net loss of $4,711,841 for the three months ended June 30, 2014, an increase of $3,357,719.  Excluding the non cash expenses of common stock issued for services and from the amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $6,013,967 and $2,185,993 for 2015 and 2014, respectively.   The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

The net loss attributed to common shareholders was $8,069,560 in 2015 compared to $5,808,656 in 2014. The earlier period included dividends of $1,096,815 accrued on the Series C preferred stock and paid in common shares during 2014.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends were incurred in the succeeding periods. The net loss translates to $0.08 per share in 2015 ($0.00 per share from discontinued operations) compared to $0.07 ($0.00 per share from discontinued operations) in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues

The Company recognized $7,328,414 of revenue for the six months ended June 30, 2015, as compared to $3,768,352 for the six months ended June 30, 2014, an increase of $3,560,062 or 94%. The current year’s revenues represent sales from the Company’s divisions Technology ($248,270),  Construction ($7,078,545) and Power Generation ($1,599).  The prior year’s revenues represent sales from the Company’s divisions Technology ($281,235) and Construction ($3,487,117). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and maintenance of CHP systems. Construction's revenues increased due to work on the solar generation project in Indiana.

	Six Months Ended June 30,		Change
	2015	2014	$	%
Technology	$248,270	$281,235	(32,965)	(12)
Construction
Solar construction	7,078,545	3,487,117	3,591,428	103
Power generation	1,599	-	1,599	100

Total revenue	$7,328,414	$3,768,352	3,560,062	94

Cost of Sales and Gross Profit

Costs of sales for the six months ended June 30, 2015 were $6,631,211 resulting in a gross profit of $697,203 or 11% of revenues. Technology had a gross profit of $15,679 or 6% compared to a profit of $679,926 or 10% for Construction. By comparison, during 2014 we had a cost of sales of $2,821,242 with a gross profit of $947,110 or 25%. Technology had a gross profit of $141,312 or 50% compared to $805,798 or 23% for Construction. Power Generation had a gross profit of $1,599 in 2015 compared to $-0- in 2014.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $12,452,968 for the six months ended June 30, 2015 as compared to $10,819,779 for the six months ended June 30, 2014, an increase of $1,633,189 or 15%.  In 2015, approximately $1,717,480 (14%) of the operating expenses were from Technology, $4,416,570 (35%) were from Construction and $14,442 (0%) from Power Generation. The balance of $6,304,479 (51%) for 2015 was corporate administrative expense. Approximately $2,837,394 (23%) of the operating expenses was for payroll costs and $2,432,647 (20%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

In 2014 approximately $2,011,477 (19%) of the operating expenses were from Technology and $2,905,082 (27%) were from Construction. The balance of $5,903,220 (54%) for 2014 was corporate administrative expense. Approximately $2,642,105 (24%) of the operating expenses was for payroll costs and $2,381,345 (22%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $2,678,281 (22%) compared to $3,337,071 (31%) in 2014. We recorded depreciation and amortization expense of $2,156,725  in 2015 compared to $2,025,758 in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2015 was $(1,715,914) compared to $(309,137) for the six months ended June 30, 2014. The increase was primarily attributable to a gain of $407,417 from the settlement of threatened and actual litigation in the first half of 2015 compared to $-0- in the second quarter of 2014. The gain on the settlement of the litigation was offset by a loss from the equity investment in Power Genix of $1,292,050 in the first half of 2015.

Net Loss Attributable to Common Shareholders

Net loss was $14,383,506 for the six months ended June 30, 2015 as compared with a net loss of $10,398,301 for the six months ended June 30, 2014, an increase of $3,985,205.  Excluding the non cash expenses of common stock issued for services and from the amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $9,828,458 and $6,105,878 for 2015 and 2014, respectively.   The increase in operating expenses for 2015 was primarily due an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

The net loss attributed to common shareholders was $14,383,506 in 2015 compared to $11,888,004 in 2014. The earlier period included dividends of $1,489,703 accrued on the Series C preferred stock and paid in common shares during the six months ended June 30, 2014.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends were incurred in the succeeding periods. The net loss translates to $0.14 per share in 2015 ($0.01 per share from discontinued operations) compared to $0.16 ($0.00 per share from discontinued operations) in 2014.

Liquidity and Capital Resources as of June 30,  2015 compared with December 31, 2014

Net cash used in continuing operating activities during the six months ended June 30, 2015 totaled $4,873,558 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $14,383,506, we incurred an increase in construction in progress of $371,955 and prepaid expenses of $936,977 that was partially offset by common stock options and warrants granted for services expensed at $2,152,498, common stock issued for services valued at $567,104 and depreciation and amortization of $2,402,550. We also decreased our accounts receivable by $2,016,286, restricted cash by $612,075 and increased accounts payable by $1,830,750.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in continuing operating activities during the six months ended June 30, 2014 totaled $6,994,037 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $10,398,301, we incurred an increase in accounts receivable and billings in excess of $1,173,880 and a decrease in accounts payable of $1,227,546. These outflows were partially offset by common stock warrants and options granted for services expensed at $2,010,037, common stock issued for services valued at $1,327,034, and depreciation and amortization of $2,282,386.

Net cash used in continuing investing activities during the six months ended June 30, 2015 totaled $9,030,148 which included $8,730,449 for purchases of equipment and $400,000 invested in an equity subsidiary. Net cash used in continuing investing activities during the six months ended June 30, 2014 totaled $2,626,651, of which $2,688,446 was used for purchases of equipment.

Net cash provided by continuing financing activities during the six months ended June 30, 2015 totaled $12,635,827 and resulted from $2,911,700 of proceeds from the line of credit and $9,953,068 of proceeds from the convertible note payable. The cash inflows were partially offset by principal payments on notes payable of $228,941.  Net cash provided by financing activities during the six months ended June 30, 2014 totaled $5,624,201. These inflows primarily came from $5,568,957 from common stock subscriptions and $1,145,880 of gross proceeds from the exercise of options and warrants. The inflows were offset by payments on notes payable of $1,398,039 and notes payable to related parties of $4,004.

At June 30, 2015, we had a working capital deficit of $9,999,142 including $2,005,330 in cash and cash equivalents compared with working capital of $6,848,526 at December 31, 2014.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The decrease in working capital was the result of our investment in CHP projects.

Our ability to execute our business plan is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses increase the difficulty of our meeting these goals. Nonetheless, the Company expects that it has sufficient cash and fund raising capacity to meet its working capital needs for at least the next 12 months. The Company’s project financing requirements are separate and apart from our working capital needs.

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $1,500,000 was funded and repaid during 2013 and $3,000,000 was funded and repaid in 2014. $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility of which a draw of $3,000,000 was taken on February 24, 2015. Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  The Company has elected to not draw down any additional funds at this time. The line of credit is secured by one CHP projects and by one solar project and accrues interest at 12% per annum.

On March 10, 2015, we issued a 6 month convertible note payable for $10,000,000. The note payable was convertible into shares of our common stock at $1.00 per share at the noteholder’s option. We granted 2,000,000 stock purchase warrants exercisable at $1.00 per share as consideration for the convertible note payable. On May 13, 2015, the convertible note payable and warrants were amended changing the conversion and exercise price to $1.02 per share at the direction of NASDAQ in order for the Company to maintain its listing. The convertible note payable is secured by all of our assets except one CHP project and one solar project and accrues interest at 12% per annum.

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

Related Party Transactions

The Company had no significant related party transactions during the six months ended June 30, 2015. The Company owes $1,333,147 plus accrued interest to a director for funds borrowed in prior periods.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California )Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff's Counsel.  The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2015, plaintiff filed a First Amended Complaint ("FAC").  The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company's stock during the period from October 7, 2013 through October 21, 2014.  Defendants' responded and filed a motion to dismiss FAC.  Defendants' responded and filed a motion to dismiss FAC.  Plaintiff's opposition to the motion has been submitted. Oral arguments regarding the motion to dismiss are scheduled for September 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

The Company and two consultants filed demands for arbitration with the American Arbitration Association. On August 8, 2015, the Company and two consultants received the award from the arbitrator in the Company's arbitration with two of its consultants/former employees, who had voluntarily resigned. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration in an amount to be determined at a later date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 6, 2015, the Company issued 12,500 restricted shares to Alan Krusi, an independent director, pursuant to his Board of Directors Agreement.  On April 28, 2015, the Company issued 168,700 restricted shares to CJ3, LLC, an assignee of a former owner of a subsidiary of the Company, pursuant to a Loan Termination and Mutual General Release Agreement dated April 20, 2015.  On April 28, 2015, the Company issued 250,000 restricted shares to Liviakis Financial Communications, Inc. pursuant to an Amended Consulting Agreement dated April 22, 2015.  On April 27, 2015, the Company issued 91,478 restricted shares to Donald R. Kendall, Jr., an officer of the Company, as payment of expenses pursuant to the terms of his employment agreement.

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

BLUE EARTH, INC.

Date: August 17, 2015	By:	/s/ Dr. Johnny R. Thomas
Dr. Johnny R. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2015	By:	/s/ Brett Woodard
Brett Woodard
Chief Financial Officer (Principal Financial and Accounting Officer)