Form 10-K/A
period 2014-12-31
Blue Earth, Inc.
filed 2015-10-06
CIK 1422109

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KA amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Report”) of Blue Earth, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on March 16, 2015 and amended on April 22, 2015 with respect to Items 10-14.  The Company is filing this amended 10K/A to present on a retroactive basis the effect of several type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations. This amendment is filed in accordance with Topic 13 of the Financial Reporting Manual of the Securities and Exchange Commission due to the Company’s outstanding Form S-3.  The amended 10K/A also incorporates revisions to the notes and Management’s Discussion and Analysis as the result of the response to review comments from the Securities and Exchange Commission staff. The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

BLUE EARTH, INC. AND SUBSIDIARIES

iii

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

The Company has expanded its comprehensive energy solutions offerings through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following five business units: Blue Earth Solar; Blue Earth CHP; Blue Earth PPS; Blue Earth Capital and Blue Earth EPS. Blue Earth EPS and Blue Earth PPS are part of the Energy Efficiency and Technology operating segments.  Blue Earth Solar and Blue Earth CHP are part of the Construction operating segments. As energy sales come online from facilities owned and built by the Company’s Blue Earth Solar or Blue Earth CHP business units, a third operating segment is expected to be introduced.

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

Proprietary technologies owned by the Company are the PeakPower® System (Blue Earth PPS unit) and the UPStealth® System (Blue Earth EPS unit). The PeakPower® System is a patented demand response, cloud based technology, that allows remote, wireless monitoring of refrigeration units, lighting and heating, ventilation and air conditioning  with a potential market of thousands of facilities, such as super markets and food processing, restaurants and C-stores, drug and discount stores The Company is making some system changes before a commercial roll out.  The technology enables the Company’s business unit, Blue Earth PPS, to provide energy monitoring and control solutions with real-time decision support to protect our customers’ assets by preventing costly equipment failures and food product losses. Our PeakPower® System also serves as a platform to enter into long-term services agreements that allow most types of refrigeration equipment failures to be predicted, thereby enabling preventive servicing based on need rather than periodic, unscheduled and costly service calls.

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

Key components to our corporate strategy include the following:

Our primary focus in the near term is expected to be organic growth within our combined heat and power (CHP), solar engineering, procurement, and construction (EPC) and energy efficiency (EE)/technology business units; although we continue to evaluate and consider strategic acquisition opportunities. Our organic growth focus in each of these areas is summarized as follows.

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

The purpose of the Company’s 2013 acquisition of IPS Engineering Inc. (IPS) and Global Renewable Energy Group Inc. (GREG) now known as BE CHP, was to acquire the plans and development of the above described CHP projects and the relationship with the customer.  As a result of this acquisition, the percentage of the Company’s total assets represented by construction in progress assets of $46,290,402 at December 31, 2013 and $56,022,580 at December 31, 2014, was approximately 54% and 55%, respectively.  The Company recognized revenues of $11,444 and a net loss of $319,931 for the year ended December 31, 2013 and $-0-, and $704,029, respectively, from Blue Earth CHP.

2)  Solar EPC: Our initial strategy was to joint venture with under-financed solar developers in order to gain EPC gross margins that exceed the 8-12% common within the industry.  However,  anew solar management team was installed by the Company starting in February 2014 and based on their experiences the Company’s focus has shifted to also include larger utility scale projects.  The Company has constructed seven (7) solar projects in California, and is designing and permitting numerous other projects, including many solar projects in Hawaii.  The Company has also signed a letter of agreement that provides the Company with the exclusive rights to acquire six projects in Mexico, totaling 273 MW’s that are in various stages of development.  Four of the projects are utility scale solar projects (totaling 105 MWs) and two are utility scale wind projects (168 MWs). Under the Agreement, if the transaction closes following due diligence, of which there is no assurance, the Company will issue shares of common stock and enter into a project development agreement for $2.5 million in cash.

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

3)   EE/Technology:

Expand Scope of Product and Service Offerings.  We plan to continue to expand our offerings by including new types of energy efficiency services, products and improvements to existing products based on technological advances in energy savings strategies, equipment and materials. Through the acquisitions of Intelligent Power Inc. (n/k/a Blue Earth Power Performance Solutions, Inc or BE PPS) and Millennium Power Solutions, LLC (n/k/a Blue Earth Energy Power Solutions, LLC or BE EPS) and our investment in PowerGenix we significantly expanded our offerings of proprietary energy management and energy storage solutions, which have enhanced our capabilities to offer our customers comprehensive energy savings solutions.

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

The Company has recognized revenues of $12,470,718, $6,938,804, and $5,009,500 for the years ended December 31, 2014, 2013, and 2012, respectively, with net losses of $(28,981,387), $(23,875,140) and $(8,083,375), respectively, from continuing operations.  As of December 31, 2014, the Company had an accumulated deficit of $(94,879,069).

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

Management intended to accelerate introduction of our PeakPower® energy demand management system and the UPStealth® digital battery backup system by offering and installing them through energy management service and distribution companies, which have an established base of customers at the local, state, regional and national levels. In order to accelerate product introduction, management expects to enter into varying types of agreements with these energy management service and distribution companies, including joint development, shared revenue, private label, licensing and  acquisition agreements, as may be appropriate, for each company and geographic territory.

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

Corporate Structure

Our corporate structure for energy efficiency and alternative/renewable energy related acquisitions is designed to separate the acquired companies into six wholly owned subsidiaries/divisions of the Company, which are operated as separate business units in order to establish and build brand awareness about the comprehensive energy solutions provided by the Company.

Although our six subsidiaries operate independently, they will work in concert to develop, manage, implement and monitor our turnkey energy solutions for small and medium-sized commercial and industrial customers, as well as our specific programs developed for utilities.

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

During April 2015, the Company’s Board of Directors determined to focus the Company’s financial resources on its business units that are scalable. Accordingly the Board of Directors decided to discontinue the Blue Earth Energy Management Services, Inc. (BEEMS) subsidiary. The decision was to sell any parts of BEEMS for which a buyer could be found and to shut down those parts that were not salable. On May 22, 2015, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the website component of BEEMS.  Pursuant to the Agreement, the buyers purchased from the Company, the website, the related inventory and certain intangible assets for cash of $450,000 and $125,000 in the form of a promissory note. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of BEEMS as discontinued. On July 31, 2015, the Company entered into an Asset Purchase Agreement (“APA”) for the service component of BEEMS. Pursuant to the APA, the buyers purchased the service vehicles, service assets and contracts and related inventory for cash of $216,711 plus a two-year earn-out agreement for up to an additional $250,000. The insignificant remainder of the BEEMS operations will be liquidated or absorbed into other segments of the Company’s operations.

The discontinuance of BEEMS is a Type 1 subsequent event. Accordingly, the Company’s financial statements have been restated to show the discontinued operations on a retroactive basis. The Company has recorded an impairment of the remainder of the assets for a combined loss on the disposal of the discontinued operations of $595,616.

Blue Earth Business Strategy

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

Hawaii Solar Energy Acquisitions

Hawaii has the largest Renewable Portfolio Standard in the U.S., requiring 40% of the state’s energy be supplied by renewable energy by 2030. Hawaiian Electric Company’s (“HECO”) Feed-In-Tariff (“FIT”) program is designed to encourage the addition of more renewable energy projects in Hawaii.  Pre-established FIT rates and standardized FIT contract terms facilitate the process of selling renewable energy to HECO.

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

Combined heat and power (CHP) systems, also known as cogeneration systems are used for the simultaneous generation of both electricity and heat energy. Driven by low natural gas prices, CHP for industrial facilities will reach nearly $30 billion in market value by 2023, according to a report in May 2014 by Navigant Research titled Industrial Combined Heat Power.  The industrial CHP market encompasses a broad range of industrial applications including processing applications, such as food and beverage facilities, food processing facilities, pulp and paper mills, and refineries using technologies such as turbines, internal combustion engines, fuel cells and Organic Rankine cycle engines.

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

The Company has a registered trademark in the names of Benchmark®, PeakPower®, and UPStealth®.   The Company has also applied for a trademark in the names of Energy Shopping NetworkTM, IV ShuntTM, RTi ConnectTM, and RTi Web ConnectTM.

Employees

As of February 15, 2015, Blue Earth, Inc. had 10 employees, consisting of four executive officers and 6 administrative persons at the parent level and 97 full-time employees on a Company-wide basis. The Company’s discontinued operations, BEEMS, had 42 full-time non-union employees, including its President, John Pink and 3 part-time employees. Blue Earth EMS employees include 3 key management, 8 in administration, 21 technicians who perform product installation and field service, 8 engaged in sales and marketing and 5 in shop/gasket manufacturing.

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

Blue Earth PPS had 5 full-time employees and no part-time employees. Blue Earth PPS 7 full time employees include 1 key management and 3 engineers and 1 software engineer.

Blue Earth EPS had 16 full time employees and 4 part time employees. Blue Earth EPS employees include 2 key management, 2 in administration, no technicians, 3 in sales and marketing, 4 in engineering and 9 in manufacturing.

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

We acquired our initial operating subsidiary as of January 1, 2011 and subsequent operating subsidiaries in mid-2012 and mid-2013. Therefore, our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities. As an early stage company, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

As of December 31, 2014, we had $2,883,621 cash on hand, from continuing operations. On March 10, 2015, we completed the sale of $10 million of convertible debt to fund the construction of our Brooks, Alberta Canada CHP project.  Our short term liquidity needs have been satisfied and we have sufficient capital to fund our operations for the next 12 months.  However, in view of our business plan we may not be able to execute our business plan and fund business operations long enough to achieve profitability. In such event, we would be forced to scale back our growth strategy and operations.  Our ultimate success depends upon our ability to raise additional capital.  We are pursuing sources of additional capital through various means, including joint venture projects and debt or equity financing.  However, we expect to continue to fund much of our growth through project financing by using a combination of debt and equity financing which may not be available when needed.  Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable to new investors than our current investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by factors, including the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to reduce our operations accordingly.

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

Our solar engineering, procurement, construction and management (EPCM) growth strategy is dependent upon continued availability of third-party financing arrangements for our customers.

Generally, our customers must enter into agreements to finance the construction and purchase our solar photovoltaic (PV) projects. These structured finance arrangements are complex and rely heavily on the creditworthiness of the customer, as well as required returns on investment of the financing companies. Depending on the status of financial markets for solar project funding and general economic conditions overall, financial institutions may be unwilling or unable to finance the cost of construction of the solar PV project. Lack of credit for our customers or restrictions on financial institutions extending such credit will severely limit our ability to grow our revenues. In addition, an increase in interest or lending rates or a reduction in the supply of project debt financing could reduce the number of solar projects that receive financing, making it difficult for our customers to secure the financing necessary to develop, build, purchase or install a solar PV facility on favorable terms, or at all, and thus lower demand for our EPCM services which may limit our growth or reduce our net sales.

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

We are a small company with 10 full-time employees at the parent level, including four (4) executive officers, and 97 full-time employees on a Company-wide basis, as of February 13, 2015. We will need to expand our employee infrastructure for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our corporate strategy will not be successful if demand for alternative/renewable energy solutions does not develop.

We believe, and our corporate strategy assumes, that the market for alternative/renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenue from selling into this market will continue to increase with future acquisitions. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our corporate strategy will be unsuccessful and our business will be harmed.

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

Our business depends, in part, on federal, state and local government support for alternative renewable energy, and a decline in such support could harm our business.

We depend, in part, on government legislation and policies that support alternative renewable energy projects and that enhance the economic feasibility of our alternative small-scale renewable energy projects.  Many states offer incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the federal government currently offers a 30% tax credit for the installation of solar power systems. Businesses may also elect to accelerate the depreciation on their system over five years. Uncertainty about the introduction of, reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.

The U.S. government and several states support potential customers’ investments in alternative renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with companies like us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue. Current market conditions have caused various state, local or federal incentive programs which help drive the economics for these projects to be unexpectedly depleted or substantially changed by the administrators.

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

Prospective customers frequently depend on these programs to help justify the costs associated with, and to finance alternative renewable energy projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to obtain project commitments from new customers. A delay or failure by government agencies to administer, or make procurements under, these programs in a timely and efficient manner could have a material adverse effect on our potential customers’ willingness to enter into project commitments with us.

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

On March 10, 2015 the Company entered into a Note and Warrant Purchase Agreement (the “NWPA”) whereby the Company issued a Senior Secured Convertible Note for $10,000,000 to Jackson Investment Group, LLC (“Jackson”). The NWPA grants the holder a warrant to purchase 2,000,000 shares of the Company’s common stock and an option to purchase up to 10,000,000 shares of the Company’s common stock. The Note was due in full on September 10, 2015 with accrued interest at 12% per annum. The Note was convertible at the holder’s option into shares of the Company’s common stock at the rate of $1.02 per share, as amended. In case of default the conversion price became 112% of the principlal and interest due. Interest on the Note may be paid in cash or shares of the Company’s common stock. The warrant allows the holder to purchase 2,000,000 shares of the Company’s common stock at $1.02 per share, as amended. The option attached to the Note allows the holder to purchase 10,000,000 shares of the Company’s common stock at $1.02 per share, as amended, for 6 months after the satisfaction of the Note. The option is reduced by the amount of the Note converted to equity by the holder prior to the repayment of the Note. The Note is guaranteed by the Company’s subsidiaries.

On September 10, 2015, the Company entered into a Note Purchase Agreement pursuant (the “Purchase Agreement”) to which a 15% senior secured note (the “September Note”) in the principal amount of $10,600,000 was issued, due February 29, 2016 to Jackson.  The September Note was issued to repay and refinance in full the 12% senior secured convertible note due September 10, 2015 and issued on March 10, 2015 (the “March Note”), including $600,000 of accrued interest under the March Note.  The September Note was issued solely as a result of unexpected construction delays outside of the parties’ control at the Brooks Heat & Power CHP facility being constructed and now collateralized by the September Note. Neither the September Note, nor interest accrued thereon, is convertible into shares of the common stock of the Company. The 2,000,000 stock purchase warrants given to Jackson by the Company on March 10, 2015 remain unchanged and are exercisable until March 10, 2020.

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

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.  In such event, we would forfeit our right to collateral consisting of our projects whose stock we have pleged, as described in the following risk factor.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares (94,557,119) as of September 11, 2015 or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held one year.

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

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of these convertible securities, exercise or conversion of these convertible securities would have a dilutive effect on our common stock. The Company has no plans to issue additional warrants exercisable at $0.01 per share or otherwise below market. As of February 2, 2015, we had outstanding options, warrants and reserved derivative securities, which if exercised would result in the issuance of 19,196,036 shares of Common Stock, consisting (i) outstanding incentive stock options to purchase 2,564,118 shares of our common stock; (ii) warrants issued to Management, consultants and vendors to purchase an aggregate of 7,958,333 shares of common stock, including approximately 2,212,500 warrants exercisable at $0.01 per share; (iv) placement agent warrants to purchase 151,931 shares of Common Stock at an exercise price of $1.75 per share. and (v) Class B Warrants to purchase 8,521,654 shares of Common Stock at an exercise price of $6.00 per share. Upon exercise of the outstanding Class B Warrants, warrant holders will receive 8,521,654 Class C Warrants to purchase 8,521,654 shares of common stock at an exercise price of $12.00 per share.  Therefore, an additional 17,043,308 shares of Common Stock are issuable upon full exercise of the Series B and Class C Warrants. The Class B and C Warrants have not been registered for resale with the SEC. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B.  Unresolved Staff Comments

This Amendment No. 2 to Form 10-K/A is being filed, in part, in response to SEC Staff Comments.

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

A second office is located at 41735 Elm St., Murrieta, CA 92562 under a lease expiring September 1, 2015 with option to renew for one year at a monthly rental of  $1,100 for approximately 800 square feet office space and $250 per month for 1,000 square feet of warehouse space. Both of these offices will be vacated on October 31,2015.

Blue Earth Solar’s executive offices are located at 5060 Shoreham Place, Suite 300, San Diego, California, 92122. The monthly rental is $13,392 for approximately 6,377 square feet of office space. The lease expires in May of 2020

Blue Earth CHP’s executive offices are located at 4778 N. 300 W., Suite 230, Provo, UT 84604 for approximately 6,500 square feet of space. The monthly rental is $7,345 under a 36 month lease ending June 30, 2016. A second office is located in Manhatten at 36-W37th Street P.H. New York, NY 10018. The monthly rental is $3,000 for a sublease of 500 square feet that expires September 1, 2015. There is a renewal clause and the lease can be terminated on a 30 day notice. A warehouse is located in New Jersey at 25 Sherman Avenue, North Arlington, New Jersey 07031. The monthly rental is $6,000 plus utilities for approximately 3,200 square feet. And the lease expires in October 2015 and is renewable without an increase. There is a 30 day termination clause.

Blue Earth PPS and EPS share executive offices located at 27120 SW 95th Street, Suite 3230, Wilsonville, OR 97010. The facility has 14,754 square feet of space. The monthly rental is $12,131 with increases to $13, 935 in the final lease year under a multi-year lease ending on March 31, 2020.

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

Blue Earth and its subsidiary, Blue Earth Solar (f/k/a Xnergy), are parties to an arbitration proceeding with the American Arbitration Association (Case No. 01-14-0000-6963 initially brought by them against National Energy Partners and its subsidiary Hawaii Solar, LLC (the “HS”).  The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC, National Energy Partners, LLC et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action”) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii , Department of Education, et al. (the “DOE Action”.)The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (“DPR Arbitration’). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015, copies of which have been filed as Exhibits 10.3 and 10.4, respectively, to Form 8-K.  The Settlement Agreement filed on September 4, 2014 provides for the Company to:  (a) pay $500,000 to HS ( a portion of which will be paid by the Company’s insurance carrier), and (b) issue shares valued at $325,000 at $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.  The parties exchanged mutual releases and will dismiss all claims upon payment to HS.

Blue Earth was a party to an American Arbitration Association proceeding (Case No.: 01-14-0000-0952) commenced by D. Jason Davis and Joseph Patalano, two consultants that have alleged that Blue Earth violated the "no disparagement" clause of their Consulting Agreement dated February 17, 2014 with Blue Earth. They alleged that the Company interfered with the ability of the Consultants to perform their consulting duties. On August 8, 2015, the Company and the two consultants received the award from the arbitrator. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration of $341,375.

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

On November 6, 2014, Broadway Family Group LLC, a terminated consultant to Blue Earth, commenced a civil action in the District Court, Clark County, Nevada (Case No.: 1-14-709424-C). The former consultant alleges that the consulting agreement with the Company was terminated without cause as alleged by the Company and that its 1,200,000 warrants to purchase common stock at $1.18 per share became fully vested.  The Company believes the claims in the complaint are without merit and has answered the complaint denying the claims and is vigorously defending this matter with counsel appointed by the insurance carrier. In May 2015 the civil action was settled with the consultant returning 1,127,742 shares of its common stock for cancellation and agreeing to the cancellation of the 1,200,000 warrants.

On November 17, 2014, the members of the Board of Directors of Blue Earth were served with a demand letter from Anthony M. Santos, Esq., that was purportedly sent on behalf of the shareholders holding 15% of the issued and outstanding stock of the Company. The letter alleges certain breaches of fiduciary duties by Blue Earth’s principals. The Company’s counsel has requested information concerning the purported shreholders and has not received a response. The Company believes that the claims are without merit and will vigorously defend this matter. In May 2015 Mr. Santos withdrew the demand letter with prejudice.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NASDAQ Capital Market under the symbol BBLU since August  29 2014. Prior thereto, from October 28, 2010, it was quoted on the OTC QB under the symbol BBLU. As of March 9, 2015, there were 155  holders of record of our common stock

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by NASDAQ since August 29, 2014 and prior thereto by the OTC QB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

The last reported sales price of our common stock on NASDAQ on October 5, 2015, was $0.75 per share.

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

The following is a summary of the securities issued and authorized for issuance under our 2009 Plan at December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted – average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,564,118	2.54	1,298,128
Equity compensation plans not approved by shareholders(1)	-0-	-0-	-0-
Total	2,564,118	2.54	1,298,128

Of the 2,564,118 options outstanding on December 31, 2014, 1,500,000 were held by the Company’s officers and directors.

(1)

The Company has issued warrants but has no equity compensation plan that was not approved by shareholders as of December 31, 2014.

Item 6.  Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended December 31, 2014. The selected financial data for the five fiscal years ended December 31, 2014, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain items in prior years’ information have been reclassified to conform to the 2013 presentation. These tables have been restated for discontinued operations of BEEMS and HVAC for 2014, 2013, 2012 and 2011and for discontinued operations of Genesis Fluid Solutions, Ltd. for 2010.

(in thousands, except per share data)

Year Ended December 31,	2014	2013	2012	2011	2010

Revenue	$12,471	$6,939	$5,010	$1,053	$-

(in thousands, except per share data)

Year Ended December 31,	2014	2013	2012	2011	2010

Operating loss	$(28,329)	$(23,987)	$(8,083)	$(12,900)	$(2,670)
Net loss	$(30,648)	$(25,473)	$(9,607)	$(14,019)	$(3,588
Loss per share-continuing operations	$(0.42)	$(0.74)	$(0.46)	$(0.88)	$(0.18)
Net Loss per share	$(0.44)	$(0.79)	$(0.54)	$(0.93)	$(0.24)
Cash, cash equivalents, and short-term investments	$2,884	$8,373	$422	$358	$3,900
Total assets	$102,144	$86,431	$14,947	$14,083	$3,952
Long-term obligations	$0	$0	$0	$0	$0
Stockholders’ equity	$93,375	$79,338	$8,278	$7,245	$2.627

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

Results of Operations

Twelve months ended December 31, 2014 Compared with Twelve Months Ended December 31, 2013

The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities.  We acquired IPS Power Engineering, Inc. effective July 15, 2013, Intelligent Power, Inc. effective July 24, 2013 and Millennium Power Solutions effective August 23, 2013. We disposed of BEEMS during 2015 and HVAC as of January 24, 2014 and have restated our financial statements to reflect these discontinued operations. The following discussion excludes the discontinued operations of BEEMS and HVAC.

Revenues

We recognized $12,470,718 revenue for the twelve months ended December 31, 2014, as compared to $6,938,804 for the twelve months ended December 31, 2013. Revenue represents sales from our wholly-owned subsidiary BE Solar which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2014, BE Solar’s sales accounted for 72.2% ($9,001,110) most of which is EPC work on solar projects, Other sales accounted for 27.8% ($3,469,608) including $904,124 from BEEPS systems sales, $1,974,152 from sales of solar systems and $591,332 from BE Generator services fees. During 2013, BE Solar’s sales accounted for 98.5% ($6,831,551) most of which is EPC work on solar projects and other sales accounted for 1.5% ($107,253).  The increase in BE Solar (n/k/a BE Solar) sales was the direct result of allocating most of BE Solar’s resources to development of a pipeline of solar and alternative energy construction projects. Revenues for BE Solar are expected to increase in 2015 due to solar projects being constructed in Hawaii and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing. Revenues for BEEPS are expected to increase in 2015 due to city and county agencies adopting the technology and a nationwide distribution network in place.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2014 were $11,989,279, compared to $5,702,074, for the twelve months ended December 31, 2013, resulting in a gross profit of $481,439, or 3.9% of revenues. BE Solar’s gross margin was $(1,733,368) or (18.1%) in 2014 compared to $1,122,074, or 16.9% in 2013. During 2014 BE Solar completed several projects in Hawaii that incurred substantial cost overruns resulting in a gross loss. BE Solar expects to return to historical gross margins in 2015.

Operating Expenses

Operating expenses were $28,810,764 for the twelve months ended December 31, 2014 as compared to $25,223,338 for the twelve months ended December 31, 2013, an increase of $3,587,426 or 14.2%, due to increased compensation expense for management and consultants in relation to the overall growth of our revenues. During the year ended December 31, 2014 we incurred $7,197,273 of stock based compensation expense compared to $17,106,843 during 2013. During 2014 approximately $5,728,652 (19.9%) were from BE Solar with the balance of $23,082,112 (80.1%) from our corporate administrative expenses and other subsidiaries. During 2013 $3,052,414 (12.1%) of the operating expenses were from BE Solar with the balance of $22,170,924 (87.9%) from our administrative expenses and other subsidiaries. Our administrative expenses for 2014 include $4,068,335 from the amortization of intangible assets acquired with BE Capital, BE Solar, BEPPS and BEEPS compared to $2,125,968 for 2013.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2014 was $28,981,387, a $5,106,247 or 21.4% increase from the $23,875,140 for the twelve months ended December 31, 2013. This translates to a loss per share of $0.42 from continuing operations in 2014 compared to $0.74 in 2013.

Twelve Months Ended December 31, 2013 Compared with Twelve Months Ended December 31, 2012

The following Management’s Discussion and Analysis is prepared to provide an understanding of the Company’s business activities. We acquired IPS Power Engineering, Inc. effective July 15, 2013, Intelligent Power, Inc. (BEEPS) effective July 24, 2013 and Millennium Power Solutions (BEPPS) effective August 23, 2013. We disposed of BEEMS during 2015 and HVAC as of January 24, 2014 and have restated our financial statements to reflect these discontinued operations. The following discussion excludes the discontinued operations of BEEMS and HVAC.

Revenues

We recognized $6,938,804 revenue for the twelve months ended December 31, 2013, as compared to $5,009,500 for the twelve months ended December 31, 2012. Revenue represents sales from our  wholly-owned subsidiary BE Solar (n/k/a BE Solar, which provides a wide range of energy solutions, including specialized mechanical engineering and the design, construction and implementation of energy savings products. During 2013, BE Solar’s sales accounted for 98.5% ($6,831,551) most of which is EPC work on solar projects and other sales accounted for 1.5% ($107,253). During 2012, BE Solar’s sales accounted for 100.0% ($5,009,500).  The increase in BE Solar sales was the direct result of allocating most of BE Solar’s resources to development of a pipeline of solar and alternative energy construction projects. Revenues for BE Solar are expected to increase in 2014 due to solar projects being constructed in Hawaii and due to the signing of a solar finance partner to purchase solar projects at completion, which facilitates construction financing.

Cost of Sales and Gross Profit

Cost of sales for the twelve months ended December 31, 2013 were $5,702,074, compared to $3,800,141, for the twelve months ended December 31, 2012, resulting in a gross profit of $1,236,730, or 17.8% of revenues in 2013 compared to $1,209,359 or 24.1% in 2012.

Operating Expenses

Operating expenses were $25,223,338 for the twelve months ended December 31, 2013 as compared to $11,009,583 for the twelve months ended December 31, 2012, an increase of $14,213,755 or 129.1%, due to common stock, options and warrants granted to management and consultants. During the year ended December 31, 2013 we incurred $17,106,843 of stock based compensation expense compared to $4,805,023 during 2012. Approximately $3,052,233 of our operating expenses for the twelve months ended December 31, 2013 were from BE Solar with the balance of $22,171,105 from our corporate administrative expenses. $2,832,357 of the operating expenses for the twelve months ended December 31, 2012 were from the operations of BE Solar with the balance of $8,177,226 our administrative expenses. Our administrative expenses for 2013 include $2,125,968 from the amortization of intangible assets acquired with BE Solar, BEEPS and BEPPS compared to $1,827,445 for 2012.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2013 was $23,875,140, a $15,791,765, or 195.4% increase from the $8,083,375 for the twelve months ended December 31, 2012. This translates to a loss per share of $0.74 from continuing operations in 2013 compared to $0.46 in 2012.

Liquidity and Capital Resources as of December 31, 2014

Net cash used in continuing operations during the twelve months ended December 31, 2014 (“Fiscal 2014”) totaled $14,305,018 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $30,647,694, we recognized an increase in accounts receivable and billings in excess of $1,464,509 and an increase in restricted cash totaling $632,102. These increases were partially offset by stock based compensation expense of $7,368,194 and $4,187,779 of depreciation and amortization expense and an increase in accounts payable and accrued expenses of $3,757,059.

Net cash used in continuing operations during the twelve months ended December 31, 2013 (“Fiscal 2013”) totaled $12,220,748 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $25,473,394, we recognized an increase in prepaid expenses and deposits of $1,013,109, an increase in accounts receivable and billings in excess of costs of $2,691,696 and an increase in construction in progress totaling $1,548,859. These decreases were partially offset by stock based compensation expense of $17,106,843 and $2,227,153 of depreciation and amortization.

Net cash used in continuing operations during the twelve months ended December 31, 2012 totaled $6,563,944 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $9,607,134, we incurred a decrease in the warrant derivative liability of $2,037,325, an increase in billings in excess of costs of $2,685,252. These decreases were partially offset by common stock, options and warrants issued for services expensed at $4,805,023 and $2,020,692 of depreciation and amortization expense.

Net cash used in investing activities during Fiscal 2014 totaled $14,659,096. Of this amount, $12,661,902 was used to purchase property and equipment, primarily for the construction of CHP facilities, $1,622,993 was an investment in PowerGenix and $2,429,150 was the purchase of natural gas futures. We received $1,848,321 from the sale of a construction project. Net cash used in investing activities during Fiscal 2013 totaled $2,321,905. Of this amount, $126,351 was used to purchase property and equipment and $2,195,554 were loans made to unrelated parties to enhance our access to solar panels. Net cash used in continuing investing activities during Fiscal 2012 totaled $10,188 and resulted from the purchase of property and equipment.

Net cash provided by continuing financing activities during Fiscal 2014 totaled $22,927,873 and resulted from $12,710,411 of net proceeds from the exercise of common stock warrants and options and $10,000,000 in proceeds from the sale of common stock. These proceeds were offset, in part, by payments on notes payable of $1,957,682 and related party loans of $4,004.

Net cash provided by continuing financing activities during Fiscal 2013 totaled $22,170,526 and resulted from $8,517,315 of net proceeds from the sale of preferred stock, $12,396,321 from the net exercise of warrants and options and $3,000,000 in proceeds from a line of credit. These proceeds were offset, in part, by payments on notes payable of $2,002,717 and related party loans of $691,853.  Included in the foregoing, on October 30, 2013, David Lies, a principal stockholder of the Company purchased 333,334 shares of Common Stock upon the exercise of Class A Warrants for a purchase price of $1,000,000 evidenced by a promissory note due December 21, 2013 and the pledge of the underlying common stock, which loan was repaid.

Net cash provided by continuing financing activities during Fiscal 2012 totaled $5,756,322 and resulted from $3,598,388 of net proceeds from the sale of preferred stock, $91,950 from the exercise of warrants, $1,605,000 from related party loans and $1,208,008 from the proceeds of notes payable. These inflows were offset, in part, by payments on notes payable of $740,410 and payments on related party loans of $6,614.

At December 31, 2014, we had working capital of $2,593,660 including $2,883,621 in cash. At December 31, 2013, we had working capital of $13,515,744, including $8,373,380 in cash.  The decrease in working capital was primarily the result of the expenditures on the CHP projects.

The cost of the anticipated initial seven CHP projects is estimated at $5,000,000 to $25,000,000 per project with a total estimated cost of $120,000,000. Of this total estimated cost approximately $13,200,000 has been paid through December 31, 2014. Funding is expected tobe allocated through equity (generally 8-30%), senior debt (generally 60-70%) and mezzanine debt (generally 0-30%); however,permanent financing is expected to be through the E 2 B Growth, Inc., the YieldCo which has previously been announced by the Company. The equity component is expected to be provided from cash on hand, the exercise of warrants and proceeds raised through the Company’s universal shelf registration statement on Form S-3. The Sumter project has been announced and is expected to begin generating electricity and hot water for sale in March, 2015. The Brooks Alberta Canada project has also been announced and is under construction with greater than 35% of expected expenses incurred as of December 31, 2014. We expect to have this plant in commercial operation in the first quarter of 2016.

The remaining five CHP projects are still in the pre-construction phase (permitting, interconnect activities, site analysis, design engineering and procurement of equipment).These projects are expected to reach commercial operation in 2016 and 2017 with three anticipated to generate revenue in 2016 and two in 2017. The commercial operation dates have been postponed from those originally planned primarily because of delays in completing interconnect and power purchase agreements with the serving power utilities at the various sites and because the host desired a slower roll-out than originally anticipated.  We are actively working on  arrangements with the serving utilities and expects to be successful in reaching appropriate resolution. The Company continues regular conversations with the host regarding the initial seven projects and has reaffirmed its continuing interest in building the projects. Recent discussions with the host have centered on further expanding the pool of projects to include smaller plants in addition to the intial seven.

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

The Company has identified its future cash needs by its negative cash flows from Operation, business plan implementation, project purchase contractual obligations and expected  funds needed to complete its  projects under construction as of December 31, 2014 as follows:

	Payments due by period
		Less than	2-3	3-4	More than
	Total	1 year	Years	years	5 years
Negative Cash Flows from Operations	$10,267,332	$8,179,088	$2,088,244	$1,000,000	$0
Implementation of Business Plans	4,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Project Purchase Obligations - Short Term	10,235,981	10,235,981	0	0	0
Expected Project Completion Funds Needed	8,640,669	8,640.669	0	0	0
Total Cash Needs	$33,143,988	$28,055,738	$3,088,244	$1,000,000	$1,000,000

Historically, we have financed our working capital and capital expenditure requirements primarily from the sales of our equity securities. We will need to seek additional equity and/or debt financing in order to implement our business plan and complete our projects. Any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, and is expected to involve restrictive covenants. During 2014, we completed the private placement of Preferred Stock and warrants of $24,264,646. However, we believe we need an additional $28,000,000 to fund our operations at least through December 31, 2015.

During March 2015 we received $13,000,000 in debt financing which in addition to the cash in the bank of $3,500,000 and accounts receivable of $4,000,000 leaves us with a deficiency of $7,500,000 for 2015. We expect to cover this short fall through the sale of shares of the Company’s projected common stock under its S-3 offering. We expect to incur additional project purchase obligations during 2015 and beyond with regards to the CHP projects which amounts are not included in the table above. We intend to commence construction of the projects when we have determined the financing sources.

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $4,000,000 was available at December 31, 2014.   Subsequent to December 31, 2014 we received $3,000,000 of proceeds on a line of credit which will be paid monthly with interest at 12% per annum.  Additional draws are subject to approval by the lender of the planned use of proceeds by the lender in order to borrow against the facility. On March 10, 2015, the Company entered into a Note and Warrant Purchase Agreement, pursuant to which Jackson Investment Group, LLC ("Jackson"), a principal shareholder of the Company, purchased a $10 million 12% Senior Secured Convertible Note. The Note is due September 10, 2015 and is secured by all of the capital stock and assets of the Company and its subsidiaries (who have also guaranteed payment of the Note), except for the two subsidiaries pledged to the prior Lender described above. The Note is convertible at any time at $1.00 per share and solely to the extent not converted prior to maturity, Jackson has an option to purchase up to 10,000,000 shares at $1.00 per share for six (6) months commencing upon repayment of the Note. Jackson also received 200,000 shares of the Company's common stock as a commitmcnt fee and a five (5)-year warrant to purchase 2,000,000 shares at $1.00 per share. See “Risk Factors -- Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.”

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

Revenue Recognition

Construction Revenues: Revenue from certain long-term, integrated project management contracts to provide solar and CHP construction and completion services is reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress related to contractually defined units of work. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage completed for the contract.

Service Contracts: Revenue from service contracts is recognized once the Company has established that (i) there is evidence of an arrangement, (ii) delivery has occurred and the performance obligation is substantially complete, and (iii) the fee is fixed or determinable and (iv) collection is probable.

Product Sales: Product sales revenues are recognized revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured . Generally customers are invoiced upon delivery, installation and acceptance of the product by the customer.

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

Contractual Obligations at December 31, 2014(Including the discontinued operationsof BEEMS)

	Payments due by period
		Less than	2-3	3-4	More than
Contractual Obligations	Total	1 year	Years	years	5 years
Long-Term Debt Obligations	$ 118,179	$ 51,792	$ 58,856	$ 7,531	$ 0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	6,371,400	664,959	1,251,552	1,209,264	3,245,625
Project Purchase Obligations - Long Term	0	0	0	0	0
Project Purchase Obligations - Short Term	10,235,981	10,235,981	0	0	0
Other Long-Term Liabilities	0	0	0	0	0
Reflected on the Registrant’s	0	0	0	0	0
Balance Sheet under GAAP	0	0	0	0	0
Total	16,725,560	10,952,732	1,310,408	1,216,795	3,245,625

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Audited Financial Statements of the Company for the Fiscal Years Ended December 31, 2014, 2013 and 2012 are included following Item 14 of this Report.

QUARTERLY INFORMATION (UNAUDITED)

Selected financial data by calendar quarter were as follows
(In thousands, except per share amounts)
Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total
Fiscal Year 2014
Revenue	$1,879	$1,889	$1,184	$7,519	$12,471
Gross Profit	628	320	(314)	(153)	481
Net Loss
Loss per share continuing operations	(0.09)	(0.07)	(0.11)	(0.15)	(0.42)
Loss per share	(0.09)	(0.07)	(0.12)	(0.16)	(0.44)

Fiscal Year 2013
Revenue	$1,482	$1,678	$1,471	$2,308	$6,939
Gross profit	325	315	754	(157)	1,237
Net loss	(1,877)	(5,341)	(5,068)	(13,187)	(25,473)
Loss per share continuing operations	(0.09)	(0.20)	(0.09)	(0.36)	(0.74)
Loss per share	(0.10)	(0.22)	(0.10)	(0.37)	(0.79)

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

The Company has determined that there is a material weakness relating to financial reporting and disclosure controls and the Company’s auditors are revising their assessment of internal controls to disclose a material weakness over financial disclosure controls.

Changes in Internal Control over Financial Reporting

During the Company's last fiscal quarter management conducted a review of its internal controls.. During the review, suggestions for additional controls on payroll processing and subsidiary controls were identified and subsequently implemented.

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

Laird Q. Cagan, Chairman of the Board and Director. Mr. Cagan has served as Chairman of the Board and a director of the Company since February 21, 2011.  He is an investor in the Company who has served as a director and officer of several publicly traded companies. He has 25 years of experience in investing in and building high growth technology companies as well as five years in the investment banking industry.  During the 1990’s he invested in and helped build 15 high tech companies with over $500 million of equity capital invested in those companies.  He is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”) a private investment firm he founded in 2002.  CMCP has founded, funded and taken public 10 companies in a variety of industries including energy, alternative energy, healthcare, information technologies, and environmental.  CMCP portfolio companies have raised over $600 million of equity capital and over $2 billion of capital has been invested in those companies or their projects.   Mr. Cagan previously worked for two of the largest investment banks in the world, Goldman, Sachs & Co. and Drexel Burnham Lambert.  In all, he was involved in over 30 transactions valued at more than $15 billion, bankruptcy work-out transactions of more than $2 billion, and a variety of equity, high-yield bond and senior debt financings.  Mr. Cagan was the founding Chairman of Evolution Petroleum Corporation (NYSE: EPM), a company he founded to develop mature oil & gas fields with advanced technologies.  He is a director and founder of Calpian, Inc. (CLPI), and a former director of AE BioFuels, Inc. (n/k/a Aemetis (AMTX)), and Pacific Asia Petroleum (n/k/a Camac Energy, Inc. (NYSE: CAK). He held Series 24, 7 and 63 licenses, however, he is not currently registered with any FINRA firm.  He was a registered representative and Managing Director of Colorado Financial Services Corporation (“CFSC”), a FINRA-licensed broker-dealer from 2008 to 2012 and other firms dating back to 2003.  He served an administrative suspension from December 15-29, 2008 for violation of a FINRA rule, failure to provide copies of personal brokerage statements from his prior broker-dealer to his new broker-dealer.   Mr. Cagan attended M.I.T. and received BS, MS and MBA degrees from Stanford University.  He is a graduate of the UCLA Director’s Training Program.  He is the founding Chairman of the SF Bay chapter of the Young Presidents’ Organization and is currently Chairman of the San Francisco Chapter of the World Presidents’ Organization.  He is a former member of the Stanford University Athletic Board and is a member of the Olympic Club, the oldest athletic club in America.  As a result of Mr. Cagan’s extensive experience in finance and start-up companies, as well as experience in the energy industry, all of which strengthens the Board’s collective qualifications, skills and experience.

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

Michael W. Allman, Director, was elected to the Company’s Board of Directors effective January 1, 2014.  Mr. Allman has experience as a CEO and CFO of various renewable energy companies and with a global consulting firm, with exceptional breadth of experience in business strategy design and implementation, operations, finance, risk management, investor communications, business development, mergers and acquisitions and internal business. The grid experience of Mr. Allman with a major utility is relevant to all of our combined heat and power and solar business units, as distributed generation projects all involve direct interaction with utilities. Mr. Allman also has extensive knowledge and experience in all of the technology activities of the Company, since utilities generally see new, emerging technologies at an early stage as new technologies are submitted for potential inclusion in rebate programs.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option/ Warrant Awards ($)(7)	All Other Compensation ($)	Total ($)

Dr. Johnny R. Thomas, Chief Executive Officer	2014	$174,000(1)	-	$2,024,721(7)	-	$2,198,721
	2013	$174,000(1)	-	$4,184,437(2)	-	$4,358,437
	2012	$174,000(3)	-	$2,417,022	-	$1,517,336

John C. Francis, V.P. Corporate Development	2012	$150,000	-	-	-	$150,000

Robert Potts, President and Chief Operating Officer	2014	$217,628	$25,000(5)	-	-	$242,628
	2013	$77,405(4)	-	$2,360,345	-	$2,437,750

Brett Woodard Chief Financial Officer	2014	$ 218,958	$25,000(5)	-	-	$243,958
	2013	$76,202(4)	-	$2,360,345	-	$2,436,547

Donald R. Kendall, Jr. CEO of Blue Earth Capital, Inc.	2014	$110,000(6)	-	$1,694,634	-	$1,804,634

(1)

Consists of $ 150,000 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $24,000, withheld in the payment of the exercise price of 24,000 warrants.

(2)

Includes 1,000,000 warrants authorized by the Board in December 2013, with an effective date of January 1, 2014.

(3)

On September 1, 2010, Johnny R. Thomas was elected Chief Executive Officer of the Company. Consists of $25,000 cash paid to Dr. Thomas and $2,000 per month, or an aggregate of $8,000, withheld in payment of the exercise price of 8,000 warrants.

(4)

Messrs. Potts and Woodard each commenced employment on May 16, 2013 under employment agreements which pay them $300,000 per year, although they agreed to a reduced salary of $120,000 each for the initial twelve months.

(5)

A bonus of $25,000 for options exercised by Messrs. Potts and Woodard.

(6)

Mr. Kendall commenced employment on January 31, 2014 under a two-year employment agreement pursuant to which he is being compensation at a rate of $120,000 per annum.

(7)

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

(8)

These warrants vested and became non-forfeitable as of December 31, 2014

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

Effective February 17, 2014, D. Jason Davis and Joseph Patalano entered into a consulting agreement with Blue Earth and ceased to serve as officers and directors or employees of BE Solar on that date.  They will focus their business time on project development, rather than construction of projects.  They will be paid a success fee on projects they develop.  Mr. Davis was paid $50,000 against future compensation that may be due to him, and Mr. Patalano was awarded 35,000 shares of common stock as a consultant fee.  Messrs. Davis and Patalano will be paid for projects they source and develop, a success fee of 8% of gross profits if no developer is involved, and 4% if a developer is involved, and for certain projects which the consultants develop they will be paid a developer fee mutually agreed to based on the economics of the project.

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

Grant of Plan-Based Awards

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Johnny R. Thomas (PEO)	1-1-2014	-	-	-	-	-	-	-	1,000,000 (1)	$2,024,721	-
Donald R. Kendall (CEO of Blue Earth Capital, Inc.)	1-31-2014	-	-	-	-	-	-	-	1,500,000(2)	$1,694,634	-

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

(2)

Alan Krusi was granted 100,000 restricted shares upon his election to the Board, which vested one-half on August 25, 2015 and one-half on August 25, 2016.

(3)

Each of Messrs. Allman, Kelly, Richardson, Krusi, as well as Laird Cagan, Chairman of the Board and considered by the Company to be an independent director, were granted (i) 50,000 restricted shares on December 22, 2014, which vest on January 1, 2016, for all but Alan Krusi, whose shares will vest on August 26, 2016, provided they are still members of the Board, and (ii) 100,000 restricted shares, which will vest on January 1, 2017, for all but Alan Krusi, whose shares will vest on August 26, 2017, provided they are still members of the Board of Directors.

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

Assumes $100 invested on 10/29/2010, assumes dividend reinvested.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)

Executive Officers and Directors:
Johnny R. Thomas	1,229,000 (2)	1.29%
Laird Q. Cagan	4,265,000(3)	4.51%
Brett Woodard	4,270,000(4)	4.52%
Robert Potts	4,270,000(4)(5)	4.52%
Donald R. Kendall, Jr.	2,363,280(6)	2.50%
William (Bill) Richardson	250,000(7)	*
James A. Kelly	250,000(7)	*
Michael W. Allman	250,000(7)	*
Alan Krusi	250,000(8)	*

All executive officers and directors as a group nine (9) persons)	17,397,280(2)(3)(4)	18.40%

5% Owners
Jackson Investment Group, LLC 2655 Northwinds Parkway Alpharetta, Georgia 30089 (9)	28,645,776 (10)	30.30%

David Lies 1701 E. Lake Avenue, Suite 260 Glenview, IL 60025	5,398,559(9)	5.71%

(1)   Based on 94,557,119 shares of our common stock outstanding on September 11, 2015.  Does not include shares of our common stock issuable upon exercise of outstanding options, warrants and warrants issuable upon grant and full exercise of Series C Warrants or conversion of Preferred Stock.

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

(3)   Includes (a) 300,000 shares beneficially owned by Cagan Capital LLC, a company that Mr. Cagan beneficially owns; (b) 100,000 shares beneficially owned by Mr. Cagan’s minor children; (c) 260,000 shares received by Mr. Cagan as a director (d) 437,500 warrants issued to Mr. Cagan that are exercisable at $0.01 per share (e) 1,000,000 warrants exercisable at $0.01 per share issued as of April 17, 2013, in consideration of his serving as an emergency financing source; (f) 955,000 warrants issued under a consulting agreement in November 2012 at an exercise price of $.01 per share; (g) 212,500  warrants exercisable at $0.01 per share issued as compensation for a $650,000 loan to the Company, and (h) 1,000,000 warrants exercisable at $0.01 per share issued as of January 1, 2014 for services rendered as set forth under “Certain Relationships and Related Transactions and Director Independence” below.

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

Warrants

See “Executive Compensation” for information concerning warrants issued in 2014 to the Named Executive Officers and the Directors of the Company in fiscal year 2014.   Additionally, please see description of a consulting agreement entered into with D. Jason Davis, a former officer and director of BE Solar and a principal shareholder of the Company.

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

The following table shows the fees for the fiscal years ended December 31, 3014, 2013 and 2012.

	Fiscal 2014 HJ & Associates, LLC	Fiscal 2013 HJ and Associates, LLC	Fiscal 2012 HJ and Associates, LLC
Audit Fees (1)	$125,200	$131,400	$55,000
Audit Related Fees(2)	$27,800	$22,100	$0
Tax Fees	$0	$0	$0
All Other Fees (3)	$0	$56,200	$0
Total	$153,000	$209,700	$55,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blue Earth, Inc.

Henderson, Nevada

We have audited Blue Earth, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Blue Earth, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our report dated March 16, 2015, we expressed an unqualified opinion that Blue Earth, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Management has subsequently determined that a deficiency in internal control over financial reporting exists related to the presentation and disclosure controls, and has further concluded that such deficiency represented a material weakness as of December 31, 2014.  As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, to conclude that the Company’s internal controls over financial reporting were not effective as of December 31, 2014.  Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in a control over presentation and disclosure requirements specifically related to identifying necessary footnote disclosure requirements.  This material weakness was a result of the amendment of Blue Earth, Inc. and Subsidiaries’ consolidated financial statements as of December 31, 2014 and for the year then ended.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Blue Earth, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Blue Earth, Inc. and Subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this does not affect our report dated March 16, 2015, except for the effects of the amendment described in Notes 2, 3, 6, 7, 9, 11, 13, 15, 16, 18, 19, 20 and 21, as to which the date is October 5, 2015, which expressed an unqualified opinion on those financial statements.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

March 16, 2015, except for the effects of the material misstatement described in the fifth paragraph above, as to which the date is October 5, 2015

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Earth, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Our report originally dated March 16, 2015 and then updated on October 5, 2015 expressed an opinion that Blue Earth, Inc. had not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

The financial statements have been amended for (1) retrospective adjustments to the consolidated financial statements for the operations which have been classified as discontinued as discussed in Note 19 to the consolidated financial statements; (2) changes to the consolidated financial statements relating to the accruals for litigation settlements which were settled subsequent to the issuance of the consolidated financial statements as discussed in Notes 9 and 21; and (3) modifications to footnotes 2, 3, 6, 7, 9, 11, 13, 15, 16, 18, and 20 to enhance the presentation and disclosures.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

March 16, 2015, except for Notes 2, 3, 6, 7, 9, 11, 13, 15, 16, 18, 19, 20 and 21, as to

which the date is October 5, 2015

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(restated)

	December 31,	December 31,
ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$2,883,621	$8,373,380
Restricted cash	632,102	-
Accounts receivable, net	1,739,822	5,308,796
Costs and revenues in excess of billings	3,967,207	395,442
Inventory, net	352,862	143,957
Construction in progress	68,213	2,254,902
Other receivables	78,926	2,195,554
Prepaid expenses and deposits	1,639,531	1,936,461
Total Current Assets	11,362,284	20,608,492

PROPERTY AND EQUIPMENT, net	56,815,626	828,311

OTHER ASSETS
Deposits	80,455	45,692
Natural gas futures	2,426,266	-
Long term receivables	1,587,548	-
Equity method investment	9,353,402	-
Construction in progress-internal	-	44,035,500
Contracts and technology, net	19,296,534	18,762,368
Assets of discontinued operations	1,221,631	2,150,404
Total Other Assets	33,965,836	64,993,964
TOTAL ASSETS	$102,143,746	$86,430,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,933,969	$2,392,660
Current portion of notes payable	121,466	1,500,000
Related party payables	1,333,147	1,333,147
Billings in excess of revenues	-	438,952
Deferred revenues	-	11,993
Accrued expenses	2,857,597	317,503
Payroll expenses payable	167,780	115,320
Preferred dividends payable	-	403,690
Liabilities of discontinued operations	354,665	579,483
Total Current Liabilities	8,768,624	7,092,748

LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	8,768,624	7,092,748

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, -0- and 570,000
shares issued and outstanding, respectively	-	570
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,258,713 and 60,205,843
shares issued and outstanding, respectively	94,259	60,206
Additional paid-in capital	188,159,932	143,605,036
Stock subscription receivable	-	(1,600,000)
Accumulated deficit	(94,879,069)	(62,727,793)
Total Stockholders' Equity	93,375,122	79,338,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,143,746	$86,430,767

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(restated)

	For the Year Ended
	December 31,
	2014	2013	2012

REVENUES	$12,470,718	$6,938,804	$5,009,500
COST OF SALES	11,989,279	5,702,074	3,800,141
GROSS PROFIT	481,439	1,236,730	1,209,359

OPERATNG EXPENSES
Depreciation and amortization	4,187,779	2,227,153	2,020,692
General and administrative	24,622,985	22,996,185	8,988,891

Total Operating Expenses	28,810,764	25,223,338	11,009,583

LOSS FROM OPERATIONS	(28,329,325)	(23,986,608)	(9,800,224)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	-	-	2,037,325
Other income	40,276	1,532	12,646
Loss from equity investment	(269,592)	-	-
Interest expense	(424,425)	(527,160)	(145,322)
Loss on settlement of license	-	-	(164,667)
Gain (loss) on settlement of debt	(9,556)	637,096	(23,133)
Gain on sale of assets	11,235	-	-

TOTAL OTHER INCOME (EXPENSE)	(652,062)	111,468	1,716,849

LOSS BEFORE INCOME TAXES	(28,981,387)	(23,875,140)	(8,083,375)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(28,981,387)	(23,875,140)	(8,083,375)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	(595,616)	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(1,070,691)	(1,598,254)	(1,523,759)

NET LOSS	(30,647,694)	(25,473,394)	(9,607,134)

PREFERRED DIVIDENDS	(1,503,582)	(3,188,450)	(545,020)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,151,276)	$(28,661,844)	$(10,152,154)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.42)	$(0.74)	$(0.46)
Discontinued Operations	(0.02)	(0.05)	(0.08)

Net Loss Per Share	$(0.44)	$(0.79)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	72,470,054	36,463,197	18,961,099

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(restated)

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2011	200,000	$200	18,703,182	$18,703	$33,771,622	$(2,632,192)	$(23,913,795)	$7,244,538
Common stock issued upon conversion of debt	-	-	1,220,501	1,221	1,463,092	-	-	1,464,313
Common stock issued upon conversion of preferred stock and accrued dividends	(70,750)	(71)	790,417	790	105,448	-	-	106,167
Common stock issued for acquisition of project rights	-	-	366,529	366	486,284	-	-	486,650
Common stock issued for consulting services	-	-	370,741	371	497,058	-	-	497,429
Common stock cancelled for technology	-	-	(75,000)	(75)	(89,175)	-	-	(89,250)
Common stock cancelled for exercise of options	-	-	(84,180)	(84)	84	-	-	-
Common stock cancelled for stock subscription receivable	-	-	(877,364)	(877)	(2,631,315)	2,632,192	-	-
Common stock issued upon exercise of warrants and options	-	-	467,723	468	128,143	-	-	128,611
Preferred shares and warrants issued for cash and services	380,902	381	-	-	3,598,007	-	-	3,598,388
Stock option and warrant expense	-	-	-	-	4,892,060	-	-	4,892,060
Derivative attached to preferred stock	-	-	-	-	110,990	-	-	110,990
Net loss attributed to common shareholders for the year ended December 31, 2012	-	-	-	-	-	-	(10,152,154)	(10,152,154)

Balance, December 31, 2012	510,152	510	20,882,549	20,883	42,332,298	-	(34,065,949)	8,287,742
Preferred shares and warrants issued for cash	903,500	904	-	-	8,516,411	-	-	8,517,315
Common stock cancelled for assets	-	-	(458,644)	(458)	(1,291,288)	-	-	(1,291,746)
Common stock issued for equipment	-	-	64,263	64	195,295	-	-	195,359
Common stock issued for subsidiaries	-	-	20,578,211	20,578	58,898,806	-	-	58,919,384
Common stock issued upon conversion of debt	-	-	389,358	389	573,159	-	-	573,548
Common stock issued upon exercise of warrants and options	-	-	8,007,870	8,008	13,988,313	(1,600,000)	-	12,396,321
Common stock issued upon conversion of preferred stock and accrued dividends	(843,652)	(844)	9,631,853	9,632	3,216,259	-	-	3,225,047
Common stock issued for services	-	-	1,110,383	1,110	2,767,127	-	-	2,768,237
Stock option and warrant expense	-	-	-	-	14,408,656	-	-	14,408,656
Net loss attributed to common shareholders for the year ended December 31, 2013	-	-	-	-	-	-	(28,661,844)	(28,661,844)

Balance, December 31, 2013	570,000	570	60,205,843	60,206	143,605,036	(1,600,000)	(62,727,793)	79,338,019
Common stock issued for subsidiary	-	-	1,750,000	1,750	4,600,750	-	-	4,602,500
Common stock issued for equity method investment	-	-	3,729,604	3,730	7,996,271	-	-	8,000,001
Common stock issued upon exercise of warrants and options	-	-	11,467,817	11,467	12,698,944	1,600,000	-	14,310,411
Common stock issued upon conversion of preferred stock and accrued dividends	(570,000)	(570)	6,386,729	6,387	1,901,456	-	-	1,907,273
Common stock issued for services	-	-	718,720	719	1,596,016	-	-	1,596,735
Common stock issued for cash	-	-	10,000,000	10,000	9,990,000	-	-	10,000,000
Stock option and warrant expense	-	-	-	-	5,771,459	-	-	5,771,459
Net loss attributed to common shareholders for the year ended December 31, 2014	-	-	-	-	-	-	(32,151,276)	(32,151,276)
Balance, December 31, 2014	-	$-	94,258,713	$94,259	$188,159,932	$-	$(94,879,069)	$93,375,122

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(restated)

	For the Year Ended
	December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net loss	$(30,647,694)	$(25,473,394)	$(9,607,134)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	5,771,459	14,408,656	4,307,594
(Gain) loss on derivative valuation	-	-	(2,037,325)
Derivative attached to preferred stock	-	-	110,990
Loss on equity subsidiary	269,592	-	-
Impairment of inventory	299,573	-	-
Mark gas futures to market	2,884	-	-
(Gain) loss on settlement of debt	9,556	(637,096)	23,133
(Gain) on sale of assets	(11,235)	-	-
Loss on settlement of license	-	-	164,667
Stock issued for services	1,596,735	2,698,187	497,429
Depreciation and amortization	4,187,779	2,227,153	2,020,692
Amortization of debt discount	-	58,366	37,306
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(1,464,509)	(2,691,696)	(2,685,252)
Inventory	1,491,523	(35,627)	-
Restricted cash	(632,102)	-	-
Construction in progress	280,751	(1,548,859)	(401,886)
Prepaid expenses and deposits	783,611	(1,013,109)	324,391
Accrued dividends payable	-	-	(240,921)
Accounts payable and accrued expenses	3,757,059	(213,329)	922,372
Net Cash Used in Operating Activities	(14,305,018)	(12,220,748)	(6,563,944)
Net Cash Provided by Discontinued Operating Activities	635,288	392,690	967,388

INVESTING ACTIVITIES
Purchase of gas futures	(2,429,150)	-	-
Collection of other receivables	206,628	-	-
Proceeds from sale of construction project	1,848,321	-	-
Purchase of equity method investment	(1,622,993)	-	-
Lending of other receivables	-	(2,195,554)	-
Purchase of property and equipment	(12,661,902)	(126,351)	(10,188)
Net Cash Used in Investing Activities	(14,659,096)	(2,321,905)	(10,188)
Net Cash Used in Discontinued Investing Activities	(54,004)	(2,924)	-

FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised,
net of $164,437 of offering costs	12,710,411	12,396,321	91,950
Proceeds from common stock	10,000,000	-	-
Cash received on stock subscriptions	1,600,000	-	-
Proceeds from related party loans	-	420,000	1,605,000
Proceeds from preferred stock, net	-	8,517,315	3,598,388
Cash received from subsidiary	-	531,460	-
Proceeds from notes payable	579,148	3,000,000	1,208,008
Repayment of notes payable and line of credit	(1,957,682)	(2,002,717)	(740,410)
Repayment of related party loans	(4,004)	(691,853)	(6,614)
Net Cash Provided by Financing Activities	22,927,873	22,170,526	5,756,322
Net Cash (Used in) Discontinued Financing Activities	(34,802)	(66,243)	(85,377)

NET INCREASE (DECREASE) IN CASH	(5,489,759)	7,951,396	64,201
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,373,380	421,984	357,783
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,883,621	$8,373,380	$421,984

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(restated)

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

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 1 - DESCRIPTION OF BUSINESS

Blue Earth, Inc. and subsidiaries (the “Company”), a Nevada corporation headquartered in Henderson, Nevada, is a comprehensive provider of alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. The Company’s services include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (CHP) or on-site cogeneration and fuel cells.

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

Principles of Consolidation

The consolidated financial statements for 2014 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Generator, Inc.  (BEGI), Blue Earth Energy Power Solutions, LLC. (BEEPS), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), Blue Earth Peak Power Solutions, Inc. (BEPPS), Blue Earth Finance, Inc. (BEFI), Blue Earth Capital, Inc. (BECI), Blue Earth CHP, Inc. (BECHP),  and its 7 Special Purpose Entities (SPE’s) which hold assets of the co-generation projects . The consolidated financial statements for 2013 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management, Inc.  (BEEM), Blue Earth Energy Power Solutions, LLC. (BEEPS), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), Blue Earth Peak Power Solutions, Inc. (BEPPS), Blue Earth Finance, Inc. (BEF), IPS Power Engineering, Inc. (IPS), Intelligent Power, Inc. (IP),  and Millennium Power Solutions, LLC (MPS). The consolidated financial statements for 2012 reflect the financial position and operations of the Company and its wholly-owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management, Inc. (BEEM), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), and Blue Earth Finance, Inc. (BEFI) The Company’s subsidiary Blue Earth Energy Management Services, Inc. (BEEMS) was disposed of subsequent to December 31, 2014 and is classified as discontinued operations in all periods presented. The Company’s subsidiary HVAC Controls and Specialties, Inc. was disposed of subsequent to December 31, 2013 and is classified as discontinued operations in all periods presented.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2014, 2013 and 2012.

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC Topic 720-35-25, advertising costs are charged to operations when incurred. Advertising costs aggregated $93,818, $7,037 and $41,086 for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In connection with the purchases of BECI, BEPPS, BEEPS, BEEMS and BE Solar the Company has recorded $30,460,593 as the value of employment agreements, customer contracts and technology. These amounts are being amortized over their estimated useful lives of 3 years for employment contracts, 5 years for customer contracts and 17 years for technology. The Company recorded amortization expense of $4,068,334, $2,125,967 and $1,836,678 during the years ended December 31, 2014, 2013 and 2012, respectively. Annual amortization expense will be $4,068,334 through 2016 after which it will fall to $834,571 through 2030.

Accounts Receivable

The Company records accounts receivable related to its construction contracts based on billings or on amounts due under the contractual terms. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $333,013, $21,282 and $0 as of December 31, 2014, 2013 and 2012, respectively.

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

(Restated)

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

Revenue Recognition

Construction Revenues: Revenue from certain long-term, integrated project management contracts to provide solar and CHP construction and completion services is reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress related to contractually defined units of work. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Service Contracts: Revenue from service contracts is recognized once the Company has established that (i) there is evidence of an arrangement, (ii) delivery has occurred and the performance obligation is substantially complete; (iii) the fee is fixed or determinable and (iv) collection is probable.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Sales: Product sales revenues are recognized revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured . Generally customers are invoiced upon delivery, installation and acceptance of the product by the customer.

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

(Restated)

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

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of December 31, 2014, 2013 and 2012 and consists of batteries and battery components at costs of $352,862 (net of $6,188 allowance), $143,957 (net of $-0- allowance) and $0 (net of $-0- allowance), respectively. The Company does not have any work in progress.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - PREPAID EXPENSES AND DEPOSITS

The components of the Company’s prepaid expenses as of December 31, are as follows:

	2014	2013	2012
Consulting fees (term 1-9 months)	$713,289	$1,680,818	$696,868
Rent ( term 1 month)	32,966	14,534	--
Insurance (term 11 months)	133,760	147,321	42,555
Pre-contract costs	522,433	--	--
Deposits (term 1 month)	237,083	93,788	176,279
Total prepaid expenses and deposits	$1,639,531	$1,936,461	$915,702

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

(Restated)

NOTE 5 - OTHER RECEIVABLES (continued)

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

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of December 31, are as follows:

	2014	2013	2012
Office and computer equipment	$327,023	$278,556	$172,466
Software	91,256	95,931	95,274
Manufacturing and installation equipment	442,450	402,063	170,537
Leasehold improvements	759,304	759,304	759,304
Construction in progress - internal	56,022,581	--	--
Sub Total	57,642,614	1,535,854	1,197,581
Accumulated Depreciation	(826,988)	(707,543)	(598,138)
Net	$56,815,626	$828,311	$599,443

Depreciation expense was $119,445, $101,186 and $184,014, for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7 - INTANGIBLE ASSETS

The major classes of assets as of December 31, are as follows:

	2014	2013	2012
Cost:
Xnergy customer base	$9,137,225	$9,137,225	$9,137,225
Intelligent Power patents	4,147,832	4,147,832	-
Millenium Power battery technology	10,039,872	10,039,872	-
Employment agreement	4,602,500	-	-
Total Cost	27,927,429	23,324,929	9,137,225
Accumulated Amortization:
Xnergy customer base	(6,091,483)	(4,264,038)	(2,436,593)
Intelligent Power patents	(345,653)	(101,663)	-
Millenium Power battery technology	(787,441)	(196,860)	-
Employment Agreement	(1,406,318)	-	-
Total Accumulated Amortization	(8,630,895)	(4,562,561)	(2,436,593)
Net	$19,296,534	$18,762,368	$6,700,632

The Company recorded amortization expense of $4,068,334, $2,125,967 and $1,836,678 during the years ended December 31, 2014, 2013 and 2012, respectively. Annual amortization expense will be $4,068,335 through 2016 when it will fall to $834,571 through 2030.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

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

There were no changes in the valuation techniques during the years ended December 31, 2014, 2013 and 2012. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

(Restated)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Legal Matters

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff’s Counsel. The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2105, plaintiff filed a First Amended Complaint (“FAC”). The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company’s stock during the period from October 7, 2013 through October 21, 2014. Defendants responded and filed a motion to dismiss FAC. Plaintiff’s opposition to the motion has been submitted and Defendants have submitted a reply to the opposition. Oral arguments regarding the motion to dismiss are scheduled for October 2015. The Company believes the claims contained in the complaint are without merit and is vigorously defending the matter.

On August 31, 2015, a derivative lawsuit was filed in Nevada state court, captioned Powell v. Cagan, et al., No. A-15-723839-C (8th Judicial District Court, Clark County, Nevada).  It names as defendants Brett Woodard, Johnny R. Thomas, John C. Francis, and the entire Board of Directors.  It also names the Company as a nominal defendant.  The complaint brings claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, from October 2013 to the present based on directors and management allegedly allowing the Company to make false and misleading statements to the public, thereby resulting in a class action lawsuit and exposing the Company to damages. The defendants have not yet been served. The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

During 2014, the Company and two consultants filed demands for arbitration with the American Arbitration Association. On August 8, 2015,  the Company and two consultants received the award from the arbitrator in the Company's arbitration with two of its consultants/former employees, who had voluntarily resigned. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration of $341,375. The award is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retroactive basis.

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action’) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al. (the “DOE Action”). The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (“DPR Arbitration”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), and (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.  The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retro-active basis.

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

(Restated)

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

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

The Company issued 6,386,729 shares of its common stock upon the conversion of 570,000 shares of preferred stock and accrued dividends of $1,907,273. The Company issued 1,750,000 shares of common stock to the CEO of BE Capital valued at $4,602,500 and issued 3,729,604 shares of common stock for an equity interest in a battery manufacturing company valued at $8,000,01. The Company issued 718,720 shares for consulting services valued at $1,596,735 and 11,467,817 shares upon the exercise of warrants and options for cash of $12,710,411. The Company issued 10,000,000 shares for cash of $10,000,000.

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

Incentive Stock Option and Warrant Grants to Consultants and Employees

2009 Equity Incentive Plan

During the year ended December 31, 2014, the Company granted 2,110,000 stock purchase options to its employees under its 2009 Incentive Stock Option Plan. The options have a 10 year exercise period (3 months upon termination of employment) and are exercisable at prices ranging from $0.75 to $3.10 per share.

During the year ended December 31, 2013 the Company granted 110,000 stock purchase options to its employees under its 2009 Equity Incentive Plan. The options have a 10 year exercise period (3 months upon termination of employment) and are exercisable at prices ranging from $2.30 to $2.90 per share.

During the year ended December 31, 2012 the Company granted 372,970 stock purchase options to its employees under its 2009 Equity Incentive Plan. The options have a 10 year exercise period and are exercisable at $1.23 to $1.72 per share.

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s stock option activity during the years ended December 31, 2014, 2013 and 2012 is presented below:

	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2011	607,791	$1.63	9.8	$--
Granted	52,720	1.37	10	--
Granted	10,000	1.23	10	--
Granted	175,000	1.27	10	--
Granted	135,250	1.72	10	--
Exercised	(20,000)	0.90	9.8	--
Balance Outstanding, December 31, 2012	960,761	1.58	8.2	1,520,695
Granted	10,000	2.30	10	--
Granted	100,000	2.90	10	--
Expired	(52,720)	1.37	--	--
Exercised	(6,751)	1.57	--	--
Balance Outstanding, December 31, 2013	1,011,290	1.85	8.22	1,851,695
Granted	1,500,000	2.00	10	--
Granted	150,000	3.00	10	--
Granted	120,000	2.45	10	--
Granted	60,000	2.27	10	--
Granted	105,000	3.10	10	--
Granted	60,000	2.45	10	--
Granted	100,000	2.54	10	--
Granted	10,000	1.29	10	--
Granted	52,720	1.37	10	--
Granted	5,000	0.75	10	--
Expired	(492,119)	3.37	--	--
Exercised	(85,024)	1.36	--	--
Balance Outstanding, December 31, 2014	2,596,867	$2.54	8.82	$6,596,037
Exercisable, December 31, 2014	1,115,207	$1.87	8.37	$2,087,017

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s warrant activity during the years ended December 31, 2014, 2013 and 2012 is presented below:

	No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2011	15,799,866	$2.53	2.78	$39,973,661
Granted	900,000	1.16	5.00	--
Granted	700,000	1.33	5.00	--
Granted	660,000	0.01	8.00	--
Granted	75,000	0.10	10.00	--
Granted	2,400,000	1.00	5.00	--
Granted	1,415,260	3.00	1.00	--
Granted	1,412,500	0.01	10.00	--
Granted	146,750	1.75	5.00	--
Forfeited	(3,495,000)	(1.96)	--	--
Exercised	(427,000)	(0.47)	--	--
Balance Outstanding, December 31, 2012	19,587,376	2.53	2.78	49,556,061
Granted	3,600,000	2.15	10.00	--
Granted	3,000,000	0.01	10.00	--
Granted	2,400,000	2.90	10.00	--
Granted	1,400,000	0.01	10.00	--
Granted	1,000,000	1.00	10.00	--
Granted	200,000	0.01	10.00	--
Granted	200,000	2.00	5.00	--
Granted	250,000	0.01	5.00	--
Granted	2,300,000	0.01	10.00	--
Granted	4,517,500	3.00	3.00	--
Granted	430,902	1.75	5.00	--
Forfeited	(7,572,077)	(2.40)	--	--
Exercised	(8,653,033)	(1.60)	--	--
Balance Outstanding, December 31, 2013	22,660,668	1.90	6.52	43,055,269
Granted	200,000	0.00	10.00	--
Granted	100,000	1.00	10.00	--
Granted	8,521,654	6.00	3.00	--
Cancelled	(3,600,000)	(1.18)	--	--
Forfeited	(1,472,060)	(1.90)	--	--
Exercised	(9,778,344)	(1.60)	--	--
Balance Outstanding December 31, 2014	16,631,918	3.80	5.29	53,353,862
Exercisable, December 31, 2014	14,031,918	3.76	4.77	52,760,012

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

The Company expects all non-contingent outstanding employee stock options to eventually vest. As of December 31, 2014, 2013 and 2012 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $7,996,692, $17,597,601 and $1,328,375, which is expected to be recognized over the respective vesting periods which extend through 2017.

NOTE 11 - INCOME TAXES

The Company files a consolidated U.S. income tax return. The amounts provided for income taxes are as follows for the years ended December 31:

	2014	2013	2012
Current (benefit) provision: federal	$--	$--	$--
Current (benefit) provision: state	--	--	--
Total current provision	--	--	--
Deferred (benefit) provision	--	--	--
Deferred (benefit) provision relating to reduction of valuation allowance	--	--	--
Total deferred provision	--	--	--
Total provision (benefit) for income taxes from continuing operations	$--	$--	$--

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2014	2013	2012
Deferred tax assets:
Net operating loss carry forward	$12,159,700	$6,806,200	$3,736,000
Capital loss carryover	381,800	381,600	381,600
Allowance for doubtful accounts	1,162,300	39,600	24,600
Related party accruals	125,600	58,100	17,800
Accrued vacation	63,100	25,900	28,100
Impairment of discontinued operation	251,500	--	--
Accrual of litigation awards	1,029,200	--	--
Depreciation	43,600	43,600	35,800
Allowance for obsolete inventory	2,600	--	--
	15,219,400	7,355,000	4,223,900
Less: valuation allowance	(15,219,400)	(7,355,000)	(4,223,900)
Total deferred tax assets	--	--	--
Total deferred tax liabilities	--	--	--
Total net deferred tax assets (liabilities)	$--	$--	$--

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 11 - INCOME TAXES (continued)

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2014, 2013 and 2012 for the full amount of our deferred tax assets due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2014. The net changes in the valuation allowance during the year was an increase of $7,864,400 in 2014, $3,131,100 in 2013 and increase of $1,796,800 in 2012.

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

(Restated)

NOTE 13 - CONSTRUCTION IN PROGRESS

Construction in Progress-Short Term

The short-term construction in progress represents costs accumulated on several solar and co-generation projects at various stages of completion. The construction in progress is classified as short-term because the projects are expected to be completed within one year. A summary of construction in progress-short term as of December 31, are as follows:

	2014	2013	2012
Materials and Labor	$--	$2,044,150	$376,386
Designs and Permitting	68,213	210,752	329,657
Total	$68,213	$2,254,902	$706,043

The Company intends to sell the solar projects. The Company will charge to cost of sales the construction costs of the projects it sells.

Construction in Progress-Internal

The internal construction in progress represents the costs accumulated on 7 co-generation projects in the United States and Canada.  The co-generation projects were purchased in the acquisition of BE CHP. The costs are classified as long-term because the projects are expected to take more than one year to complete.

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 14 - RELATED PARTY TRANSACTIONS (continued)

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

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 15 - ACCRUED EXPENSES

A summary of accrued expenses as of December 31, are as follows:

	2014	2013	2012
Sales Tax Payable	$36,906	$--	$--
Credit Cards Payable	--	--	68,301
Accrued Interest Payable	297,902	188,419	42,725
Legal Settlements	2,437,618	--	--
Other	85,171	129,084	130,984
Total	$2,857,597	$317,503	$245,010

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

NOTE 17 - ACQUISITION OF SUBSIDIARIES

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 17 - ACQUISITION OF SUBSIDIARIES (continued)

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 17 - ACQUISITION OF SUBSIDIARIES (continued)

Blue Earth Peak Power Solutions, Inc. (fka Intelligent Power, Inc. )

As of July 24, 2013 the Company, together with its wholly-owned subsidiary Intelligent Power Acquisition, Inc. simultaneously entered into and completed an Agreement and Plan of Merger (the “Agreement”), with Intelligent Power, Inc. (“IP”) (nka Blue Earth Peak Power Solutions, Inc.), and the Stockholders of IP (the “Acquisition”). IP owns patented demand response, cloud based, real-time energy management technology.  Pursuant to the terms of the Agreement, an aggregate of 1,383,400 shares of the Company’s Common Stock (the “Merger Consideration”) was issued to the former stockholders of IP (the “Stockholders”). At the Closing the Stockholders exchanged 100% of the outstanding shares of IP for the Merger Consideration.  Through the Agreement, Intelligent Power Acquisition, Inc. merged with and into IP, with IP as the surviving entity, in accordance with the Oregon Business Corporations Act.  IP will be operated as a wholly- owned subsidiary of the Company.

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 17 - ACQUISITION OF SUBSIDIARIES (continued)

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

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 17 - ACQUISITION OF SUBSIDIARIES (continued)

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

(Restated)

NOTE 18 - OPERATING SEGMENTS

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

	Energy Efficiency	Construction and Maintenance	Corporate	Consolidated
December 31, 2014
Revenues	$904,124	$11,566,594	$--	$12,470,718
Cost of sales	663,470	11,325,809	--	11,989,279
Operating expenses	4,169,369	10,727,288	13,914,107	28,810,764
Other income (expense)	150,196	218,888	(1,021,146)	(652,062)
Net income (loss)	$(3,778,519)	$(10,267,615)	$(14,935,253)	$(28,981,387)
Total assets	$2,082,933	$81,598,027	$18,462,786	$102,143,746

	Energy Efficiency	Construction and Maintenance	Corporate	Consolidated
December 31, 2013
Revenues	$107,253	$6,831,551	$--	$6,938,804
Cost of sales	93,961	5,608,113	--	5,702,074
Operating expenses	895,012	3,383,608	20,944,718	25,223,338
Other income (expense)	(181)	(1,697)	113,346	111,468
Net income (loss)	$(881,901)	$(2,161,867)	$(20,831,372)	$(23,875,140)
Total assets	$256,929	$6,982,074	$79,191,764	$86,430,767

	Energy Efficiency	Construction and Maintenance	Corporate	Consolidated
December 31, 2012
Revenues	$--	$5,009,500	$--	$5,009,500
Cost of sales	--	3,800,141	--	3,800,141
Operating expenses	--	2,832,357	8,177,226	11,009,583
Other income (expense)	--	(22,760)	1,739,609	1,716,849
Net income (loss)	$--	$(1,645,758)	$(6,437,617)	$(8,083,375)
Total assets	$--	$3,713,170	$11,233,776	$14,946,946

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

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

During April 2015, the Company’s Board of Directors determined to focus the Company’s financial resources on its business units that are scalable. Accordingly the Board of Directors decided to discontinue the Blue Earth Energy Management Services, Inc. (BEEMS) subsidiary. The decision was to sell any parts of BEEMS for which a buyer could be found and to shut down those parts that were not salable. On May 22, 2015, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the website component of BEEMS. Pursuant to the Agreement, the buyers purchased from the Company, the website, the related inventory and certain intangible assets for cash of $450,000 and $125,000 in the form of a promissory note. Accordingly, the Company’s financial statements have been retroactively restated for all periods presented to reflect the assets, liabilities and operations of BEEMS as discontinued. On July 31, 2015, the Company entered into an Asset Purchase Agreement (“APA”) for the service component of BEEMS. Pursuant to the APA, the buyers purchased the service vehicles, service assets and contracts and related inventory for cash of $216,711 plus a two-year earn-out agreement for up to an additional $250,000. The insignificant remainder of the BEEMS operations will be liquidated or absorbed into other segments of the Company’s operations. The discontinuance of BEEMS is a Type 1 subsequent event accordingly the Company’s financial statements have been restated to show the discontinued operations on a retroactive basis. The Company has recorded an impairment of the remainder of the assets for a combined loss on the disposal of the discontinued operations of $595,616.

The following is a summary of the transactions:

Sales Price	$790,771
Inventory	(105,612)
Intangible assets	(245,825)
Commission paid	(40,250)
Vehicles net book value	(38,082)
Gain on sale of website and service and installation division	361,002
Impairment of net assets of BEEMS	(956,618)

Loss on Disposal of Discontinued Operations	$(595,616)

Revenues of the discontinued operations were $5,790,042, $3,366,037 and $3,444,821 during the years ended December 31, 2014, 2013 and 2012, respectively.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 20 - INVESTMENT IN EQUITY SUBSIDIARY

On October 30, 2014, the Company closed on an agreement to acquire shares of PowerGenix equity for $10 million payable through a combination of cash ($2 million) and Company restricted common shares (3,729,604) valued at $2.145 per share. The restricted shares are subject to a lock up/leak out agreement. Reciprocal equity ownership is designed to fund PowerGenix and maximize the working relationship between the two companies. The Company’s ownership of Series C Preferred Stock constitutes 24.4% of the equity of PowerGenix.

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

Summarized financial information as of December 31, 2014 and for the three months then ended of PowerGenix is presented as follows:

Total Assets	$ 6,216,892
Total Liabilities	$ 4,364,637
Net Loss	$ 1,104,887

NOTE 21 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements to present on a retroactive basis the effect of several Type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations. This restatement is prepared in accordance with Topic 13 of the Financial Reporting Manual of the Securities and Exchange Commission due to Company’s outstanding Form S-3.

The restated financial statements reflect accrual of $2,437,618 of losses associated with the settlement of litigation subsequent to December 31, 2015 on a retroactive basis as of and for the year ended December 31, 2014. The restated financial statements also reflect the reclassification of the assets, liabilities and operations of BEEMS to discontinued operations.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 21 - RESTATED FINANCIAL STATEMENTS (continued)

The following table presents a summarized comparison of the original consolidated balance sheets to the restated balance sheets:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,	December 31,	December 31,
	2014	2014	2013	2013
	Restated	Original	Restated	Original
CURRENT ASSETS	$11,362,284	$12,445,816	$20,608,492	$21,414,290
PROPERTY AND EQUIPMENT, net	56,815,626	56,982,778	828,311	858,212
OTHER ASSETS	32,744,205	33,310,767	62,843,560	63,906,772
ASSETS OF DISCONTINUED OPERATIONS	1,221,631	-	2,150,404	251,492
TOTAL ASSETS	$102,143,746	$102,739,361	$86,430,767	$86,430,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$8,413,959	$6,264,617	$6,513,265	$6,902,138
LIABILITIES OF DISCONTINUED OPERATIONS	354,665	-	579,483	190,609
Total Current Liabilities	8,768,624	6,264,617	7,092,748	7,092,747
LONG TERM LIABILITIES
Long term portion of notes payable	-	66,387	-	-
Total Liabilities	8,768,624	6,331,004	7,092,748	7,092,747
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, -0- and 570,000
shares issued and outstanding, respectively	-	-	570	570
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,258,713 and 60,205,843
shares issued and outstanding, respectively	94,259	94,259	60,206	60,206
Additional paid-in capital	188,159,932	188,159,932	143,605,036	143,605,036
Stock subscription receivable	-	-	(1,600,000)	(1,600,000)
Accumulated deficit	(94,879,069)	(91,845,834)	(62,727,793)	(62,727,793)
Total Stockholders' Equity	93,375,122	96,408,357	79,338,019	79,338,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,143,746	$102,739,361	$86,430,767	$86,430,766

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 21 - RESTATED FINANCIAL STATEMENTS (continued)

The following table presents a summarized comparison of the original consolidated statements of operations to the restated statements of operations:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Year Ended
December 31,

	2014	2014	2013	2013	2012	2012
	(restated)	(original)	(restated)	(original)	(restated)	(original)
REVENUES	$12,470,718	$18,260,758	$6,938,804	$10,305,736	$5,009,500	$8,466,965
COST OF SALES	11,989,279	14,085,538	5,702,074	7,166,464	3,800,141	5,609,836
GROSS PROFIT	481,439	4,175,220	1,236,730	3,139,272	1,209,359	2,857,129
OPERATNG EXPENSES	28,810,764	31,109,358	25,223,338	28,497,962	11,009,583	14,167,889
LOSS FROM OPERATIONS	(28,329,325)	(26,934,138)	(23,986,608)	(25,358,690)	(9,800,224)	(11,310,760)
OTHER INCOME (EXPENSE)	(652,062)	(680,321)	111,468	81,546	1,716,849	1,670,182
LOSS BEFORE INCOME TAXES	(28,981,387)	(27,614,459)	(23,875,140)	(25,277,153)	(8,083,375)	(9,640,578)
INCOME TAX EXPENSE	-	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(28,981,387)	(27,614,459)	(23,875,140)	(25,277,153)	(8,083,375)	(9,640,578)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(595,616)	-	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	(1,070,691)	-	(1,598,254)	(196,241)	(1,523,759)	33,444
NET LOSS	(30,647,694)	(27,614,459)	(25,473,394)	(25,473,394)	(9,607,134)	(9,607,134)
PREFERRED DIVIDENDS	(1,503,582)	(1,503,582)	(3,188,450)	(3,188,450)	(545,020)	(545,020)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,151,276)	$(29,118,041)	$(28,661,844)	$(28,661,844)	$(10,152,154)	$(10,152,154)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.42)	$(0.40)	$(0.74)	$(0.78)	$(0.46)	$(0.54)
Discontinued Operations	(0.02)	-	(0.05)	(0.01)	(0.08)	0.00

Net Loss Per Share	$(0.44)	$(0.40)	$(0.79)	$(0.79)	$(0.54)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	72,470,054	72,470,054	36,463,197	36,463,197	18,961,099	18,961,099

NOTE 22 - SUBSEQUENT EVENTS

Common Stock Transactions

On January 2, 2015, the Company issued 10,000 shares of its common stock to consultants for services valued at $1.16 per share. As of January 27, 2015 the Company issued 63,887 shares of common to an executive officer for services valued at $1.30 per share.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 22 - SUBSEQUENT EVENTS (continued)

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

Credit Line Payable

On February 24, 2015, the Company borrowed $3,000,000 on the line of credit. The line of credit is for up to $4,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by one of the Company’s CHP projects and one solar project. The Company received net proceeds of $2,911,700 after closing costs. The Company has issued 400,000 shares of Class D convertible preferred stock as tertiary collateral for the line of credit. The $88,300 of fees withheld from the proceeds of the line of credit are included in prepaid expenses and will be amortized over the term of the line of credit.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2009, by and among Genesis Fluid Solutions Holdings, Inc., Genesis Fluid Solutions, Ltd. and Genesis Fluid Solutions Acquisition Corp.(1)
2.2	Certificate of Merger, dated October 30, 2009 merging Genesis Fluid Solutions Acquisition Corp. with and into Genesis Fluid Solutions, Ltd.(1)
2.3	Plan of Merger for Genesis Solutions Holdings, Inc. into Blue Earth, Inc.(6)
2.4	Asset Purchase Agreement effective January 1, 2011, by and among Castrovilla Energy Inc., Blue Earth Inc. and Humitech of Northern California, LLC(8)
2.5	Agreement and Plan of Merger by and among Castrovilla Energy, Inc., Blue Earth, Inc. and the Stockholders of Castrovilla Inc.(7)
2.6	Agreement and Plan of Merger by and between the Company and IPS Power Engineering Inc. dated as of July 15, 2013. (23)(29)
2.7	Agreement and Plan of Merger by and between the Company and Intelligent Power dated as of July 23, 2013.(24)(29)
2.8	Agreement and Plan of Merger dated as of August 23, 2013 by and between the Company and Millennium Power Solutions LLC. (25)(29)
3.1	Articles of Incorporation(15)
3.2	Certificate of Amendment to Articles of Incorporation filed on July 18, 2014 (39)
3.3	By-laws(5)
3.4	Certificate of Designations and Preferences for Series A Convertible Preferred Stock (9)
3.5	Certificate of Designation and Preferences for Series B Convertible Preferred Stock (15)
3.6	Certificate of Designation and Preferences for Series C Convertible Preferred Stock (28)
3.7	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series D Convertible Preferred Stock (43)
4.1	Specimen Stock Certificate(11)
4.2	Form of Performance Warrant(14)
4.3	Form of Trust Indenture (43)
10.1	Form of Directors and Officers Indemnification Agreement(1)
10.2	Blue Earth, Inc. 2009 Equity Incentive Plan(8)
10.3	Form of 2009 Incentive Stock Option Agreement(1)
10.4	Form of 2009 Non-Qualified Stock Option Agreement(1)
10.5	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Dr. Thomas.(6)
10.6	Employment Agreement, effective as of September 1, 2010 by and between Genesis Fluid Solutions Holdings, Inc. and Mr. Francis.(6)
10.7	Form of Series C Funding Warrant dated December 31, 2010.(11)
10.8	Form of Class B Funding Warrant.(11)
10.9	Form of Management Warrant issued to Johnny R. Thomas and John C. Francis’ designees.(11)
10.10	Amendment to Consulting Agreement dated as of December 21, 2010 by and between Blue Earth, Inc. and Liviakis Financial Communications, Inc. (11)
10.11	Warrant issued to Laird Cagan dated February 24, 2011. (11)
10.12	Consulting Agreement dated February 24, 2011 by and between Cagan MacAfee Capital Partners, LLC and Blue Earth, Inc. (11)

Exhibit No.	Description
10.13	Employment Agreement, dated as of January 1, 2011 by and between Castrovilla Inc. and John Pink. (7)
10.14	Form of Series C Warrant issued in 2011 Preferred Stock Offering (9)
10.15	Finance Agreement, dated as of December 19, 2011, by and between Blue Earth, Inc. and US Energy Affiliates, Inc.(10)
10.16	Capital Stock Purchase and Lease Agreement.(13)
10.17	Promissory Note, issued by the Company to Jeff Gosselin, in the principal amount of $1,357,358.41.(13)
10.18	Mutual Hold Harmless and Indemnification Agreement.(13)
10.19	Secured Promissory Note dated October 30, 2012 to Laird Q. Cagan.(17)
10.20	Independent Consulting Agreement dated November 6, 2012 by and between Blue Earth, Inc. and Laird Cagan.(18)
10.21	Secured Promissory Note dated December 12, 2012 from the Company to Laird Cagan.(20)
10.22	Security Agreement dated as of December 12, 2012 from Blue Earth to Laird Cagan.(20)
10.23	Common Stock Purchase Warrant dated as of December 12, 2012 from Blue Earth to Laird Cagan. (20)
10.24	Credit Facility Agreement, dated as of January 31, 2013 and effective February 22, 2013, by and among the Company, the Lender and the Subsidiaries.(21)
10.25	Revolving Line of Credit Note, issued by the Company and the Subsidiaries to the Lender, issued as of January 31, 2013 and effective February 22, 2013.(21)
10.26	Strategic Agreement dated as of August 30, 2013, by and among the Company and New Generation Power LLC & Telesun Solar U.S.A., Ltd. (26)(30)(35)
10.27	Notice of Redemption (27)
10.28	Form of Series C Preferred Stock Subscription Agreement (28)
10.29	Form of Class A Warrant issued in connection with Series C Preferred Stock Offering (28)
10.30	Lease dated December 20, 2011 by and between the Company & CJ3, LLC for BE Solar office
10.31	Blocking Amendment dated June 20, 2013 by and between the Company and David Lies
10.32	Promissory Note dated as of October 30, 2013 from David Lies to the Company
10.33	Pledge Agreement dated as of October 30, 2013 from David Lies to the Company
10.34	Amended Strategic Agreement dated as of October 10, 2013 by and among New Generation Power, LLC, Blue Earth, Inc. and Talesun Solar USA, Ltd. (30)(35)
10.35	Promissory Note dated February 22, 2013 from Blue Earth , Inc. to Laird Q. Cagan
10.36	Employment Agreement dated January 31, 2014 by and between Blue, Earth, Inc. and Donald R. Kendall, Jr. (32)
10.37	Equity Exchange Agreement dated January 31, 2014 by and among Blue Earth, Inc., Kenmont Solutions Capital GP, LLC and Donald R. Kendall, Jr. (32)
10.38	Sale of Goodwill Agreement dated as of January 31, 2014 by and between Blue Earth, Inc. and Donald R. Kendall, Jr. (32)
10.39	Independent Consulting Agreement, effective as of November 15, 2011, by and between the Company and Remanco, Inc. (33)
10.40	Amendment dated October 17, 2013 to Independent Consulting Agreement between the Company and Remanco (33)
10.41	Warrant dated October 12, 2013 issued to David Lies (34)
10.42	Consulting Agreement dated February 17, 2014 by and among Blue Earth,Inc., Jason Davis and Joey Patalano (30)(34)
10.43	Amended and Restated Employment Agreement between Blue Earth and Robert Potts dated April 21, 2014 (36)

Exhibit No.	Description
10.44	Amended and Restated Employment Agreement between Blue Earth and Brett Woodard dated April 21,2014 (36)
10.45	Amended and Restated Employment Agreement between Blue Earth and Ray Lundberg dated April 21, 2014 (36)
10.46	Amended and Restated Consulting Agreement dated April 21, 2014 by and between Blue Earth, Inc. and Broadway Family Group LLC (36)
10.47	Amended and Restated Consulting Agreement by and etween Blue Earth,Inc. and Green Planet Consultants LLC (36)
10.48	Asset Purchase Agreement dated April 4, 2014 by and among SSA Solar of HI, LLC and Waianae PV-02, LLC. (37)
10.49	Asset Purchase Agreement dated July 28, 2014, by and among Lenape II Solar LLC and New Generation Power, LLC and NGP Lenape Solar II, LLC and Addendum Agreement. (39)
10.50	Board of Director Agreement between Blue Earth, Inc. and Alan P. Krusi dated August 25, 2014. (40)
10.51	PowerGenix Systems Inc. Series C Preferred Stock Purchase Agreement dated October 27, 2014. (41)
10.52	Equity Exchange Agreement dated as of October 27, 2014 by and between Blue Earth and PowerGenix Systems Inc. (42)
10.53	Second Amendment to Credit Agreement, dated as of February 24, 2015 by and among the Company, the Lender and the Subsidiaries (43)
10.54	Replacement, Amended and Restated Promissory Note, issued by the Company and the Subsidiaries to the Lender, issued as of February 24, 2015 (43)
16.1	Letter from Davis Accounting Group P.C. (12)
21.1	List of Subsidiaries (31)
*23.1	Consent of HJ & Associates, LLC.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
*32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

101INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada on the 6th day of October, 2015.

BLUE EARTH, INC.

By:	/s/ G. Robert Powell
Name:	G. Robert Powell
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan Laird Q. Cagan	Chairman of the Board	October 6, 2015

/s/ G. Robert Powell G. Robert Powell	Chief Executive Officer and a Director (Principal Executive Officer and Interim Principal Accounting Officer)	October 6, 2015

/s/ Robert Potts Robert Potts	President, Chief Operating Officer and Director	October 6, 2015

/s/ William Richardson Governor William (Bill) Richardson	Director	October 6, 2015

/s/ Michael W. Allman Michael W. Allman	Director	October 6, 2015

/s/ James A. Kelly James A. Kelly	Director	October 6, 2015

/s/ Alan P. Krusi Alan P. Krusi	Director	October 6, 2015

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.