Form 10-Q/A
period 2015-03-31
Blue Earth, Inc.
filed 2015-10-14
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-Q/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

Large accelerated filer [ ] ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of May 6, 2015 the issuer had 93,836,058 outstanding shares of Common Stock

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QA amends the Quarterly Report on Form 10-Q for the three months  ended March 31, 2015 (the “Original Report”) of Blue Earth, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on May 11, 2015.  The Company is filing this amended Form 10-Q/A to present on a retroactive basis the effect of several Type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations. This amendment is filed in accordance with Topic 13 of the Financial Reporting Manual of the Securities and Exchange Commission.  The amended Form 10-Q/A also incorporates revisions to the notes and Management’s Discussion and Analysis as the result of the response to review comments from the Securities and Exchange Commission staff. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	(restated)
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,090,154	$2,883,621
Restricted cash	632,258	632,102
Accounts receivable, net	3,438,804	1,739,822
Costs and revenues in excess of billings	552,930	3,967,207
Inventory, net	521,858	352,862
Construction in progress	71,128	68,213
Other receivables	76,194	78,926
Prepaid expenses and deposits	1,742,954	1,639,531
Total Current Assets	13,126,280	11,362,284

PROPERTY AND EQUIPMENT, net	63,881,481	56,815,626

OTHER ASSETS
Deposits	71,544	80,455
Natural gas futures	2,259,995	2,426,266
Long term receivables	1,417,901	1,587,548
Equity method investment	9,525,841	9,353,402
Assets of discontinued operations	1,103,059	1,221,631
Contracts and technology, net	18,247,487	19,296,534
Total Other Assets	32,625,827	33,965,836
TOTAL ASSETS	$109,633,588	$102,143,746

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,243,128	$3,933,969
Current portion of notes payable, net	22,505	121,466
Related party payables	1,333,147	1,333,147
Line of credit payable	3,000,000	-
Convertible note payable	8,026,072	-
Accrued expenses	2,546,721	2,857,597
Payroll expenses payable	261,243	167,780
Liabilities of discontinued operations	495,629	354,665
Total Current Liabilities	19,928,445	8,768,624

LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	19,928,445	8,768,624

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 400,000 and -0- shares issued
and -0- and -0- shares outstanding, respectively	400	-
Common stock; 500,000,000 shares authorized
at $0.001 par value, 93,404,858 and 94,258,713
shares issued and outstanding, respectively	93,405	94,259
Additional paid-in capital	190,797,290	188,159,932
Accumulated deficit	(101,185,952)	(94,879,069)
Total Stockholders' Equity	89,705,143	93,375,122
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,633,588	$102,143,746

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(restated)	(restated)
REVENUES	$3,752,014	$1,879,168
COST OF SALES	3,422,344	1,251,626
GROSS PROFIT	329,670	627,542

OPERATNG EXPENSES
Depreciation and amortization	1,081,579	948,820
General and administrative	5,076,380	5,024,908

Total Operating Expenses	6,157,959	5,973,728

LOSS FROM OPERATIONS	(5,828,289)	(5,346,186)

OTHER INCOME (EXPENSE)
Other income	940	940
Loss from equity investment	(227,560)	-
Interest expense	(421,341)	(230,007)
Mark futures to market	(166,271)	-
Gain on sale of assets	7,987	11,235
Gain on settlement of litigation	989,778	-

TOTAL OTHER INCOME (EXPENSE)	183,533	(217,832)

LOSS BEFORE INCOME TAXES	(5,644,756)	(5,564,018)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(5,644,756)	(5,564,018)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	-
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(662,127)	(122,442)

NET LOSS	(6,306,883)	(5,686,460)

PREFERRED DIVIDENDS	-	(392,888)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,306,883)	$(6,079,348)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.09)
Continuing Operations
Discontinued Operations	(0.01)	(0.00)

Net Loss Per Share	$(0.07)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	94,311,979	61,928,226

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(restated)	(restated)
OPERATING ACTIVITIES
Net loss	$(6,306,883)	$(5,686,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	1,385,338	1,189,727
Loss on equity subsidiary	227,560	-
Impairment of construction in progress	369,039	-
Mark gas futures to market	166,271	-
(Gain) on settlement of litigation	(989,778)	-
(Gain) on sale of assets	(7,987)	(11,235)
Stock issued for services	320,653	670,542
Depreciation and amortization	1,081,579	948,820
Amortization of debt discount	279,254	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	1,884,942	427,138
Inventory	(168,996)	(9,689)
Restricted cash	(156)	-
Construction in progress	(371,955)	184,302
Prepaid expenses and deposits	(291,770)	162,507
Accounts payable and accrued expenses	91,747	444,207

Net Cash Used in Operating Activities	(2,331,142)	(1,680,141)
Net Cash Provided by Discontinued Operating Activities	264,448	(1,072,270)

INVESTING ACTIVITIES
Collection of other receivables	2,732	-
Proceeds from sale of equipment	7,987	-
Purchase of equity method investment	(400,000)	-
Lending of other receivables	-	(887)
Purchase of property and equipment	(7,098,388)	(1,353,588)

Net Cash Used in Investing Activities	(7,487,669)	(1,354,475)
Net Cash Used in Discontinued Investing Activities	-	(17,882)

FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	-	100,857
Cash received on stock subscriptions	-	1,000,000
Proceeds from line of credit	2,911,700	-
Proceeds from notes payable	9,953,068	-
Repayment of notes payable and line of credit	(98,962)	(435,498)
Repayment of related party loans	-	(4,004)

Net Cash Provided by Financing Activities	12,765,806	661,355
Net Cash (Used in) Discontinued Financing Activities	(4,910)	(3,212)

NET INCREASE (DECREASE) IN CASH	3,206,533	(3,466,625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,883,621	8,373,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,090,154	$4,906,755

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$68,871	$97,292
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of preferred stock	$-	$333,128
Common stock cancelled for settlement of litigation	$(989,778)	$-
Common stock issued for acquisition of subsidiaries	$-	$4,602,500
Preferred issued for debt	$400	$-
Debt discount and conversion feature attached to convertible debt	$1,385,338	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements, as amended.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2015 consists of battery and battery components, at costs of $521,858. The inventory is valued net of an allowance of $6,188 as of March 31, 2015. The Company does not have any work in progress.

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

Credit Line Payable

During the three months ended March 31, 2015, the Company borrowed $3,000,000 on the line of credit. The line of credit is for up to $4,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Sumter Heat and Power CHP plant and the Melga Solar Project. The Company received net proceeds of $2,911,700 after closing costs. The Company has issued 400,000 shares of Class D convertible preferred stock as tertiary collateral for the line of credit. The $88,300 of fees withheld from the proceeds of the line of credit are included in prepaid expenses and are being amortized over the term of the line of credit.

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

Convertible Note Payable

During the three months ended March 31, 2015, the Company borrowed $10,000,000 on a convertible note payable. The note payable was convertible into shares of the Company’s common stock at $1.02 per share, as amended. The convertible note payable accrued interest at 12% per annum and was due on September 10, 2015. The convertible note payable is secured by all the assets of the company except for the Sumter Heat and Power CHP plant and the Melga Solar Project and is also guaranteed by each of the Company’s Subsidiaries, other than the two just mentioned. The Company received net proceeds of $9,953,068 after closing costs. The $46,932 in legal fees withheld from the loan proceeds are included in prepaid expenses and are being amortized over the 6 month term of the convertible note payable.

The lender received 200,000 shares of common stock as consideration for making the loan valued at $226,000. The lender also received 2,000,000 warrants to purchase shares of the Company’s common stock at $1.02 per share, as amended. The value of the warrants measured by The Company was $1,321,600. The value was computed using the Black-Scholes formula with a 5 year maturity, 1.62% risk free rate and a 94.46% volatility.  The lender also received the right to purchase shares of the Company’s common stock at $1.02 per share, as amended, upon the Company’s repayment of all or part of the convertible note payable. The value of the right to purchase common shares measured by the Company was $649,091. The value was computed using the Black-Scholes formula with a 1 year maturity, .25% risk free rate, a 87.06% volatility and a 5% probability of exercise.  The total discount on the convertible note payable of $2,196,691 is being amortized over the 6 month term of the debt. The Company recorded $222,763 of interest expense from the amortization of the discount during the quarter ended March 31, 2015.

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

Solely in the event of a default by the Company of its payment obligations under the terms of the line of credit, a block of the Series D preferred shares would be released and converted into common shares in accordance the formula provided in the line of credit agreement. The sufficient common shares would be sold by the lender to cure the default. Upon the repayment of the line of credit the Series D preferred stock will be returned to the Company and cancelled

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

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Office and computer equipment	$343,915	$327,023
Software	91,256	91,256
Manufacturing and installation equipment	455,150	442,450
Leasehold improvements	759,304	759,304
Cogeneration plants (under construction)	63,091,360	56,022,580
Sub Total	64,740,985	57,642,613
Accumulated Depreciation	(859,504)	(826,987)
Net	$63,881,481	$56,815,626

Depreciation expense was $32,543 and $27,622, for the three months ended March 31, 2015 and 2014, respectively. Approximately $64,740,985 of the Company’s property and equipment serves as security against its long-term debt. Depreciation of the cogeneration plants will commence when the plants are placed in service during the second quarter of 2015.

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

Arbitrations

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

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action’) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al.(the “DOE Action”).  The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (“DPR Arbitration”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), and (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retroactive basis.

Pending Litigation

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff’s Counsel. The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2105, plaintiff filed a First Amended Complaint (“FAC”). The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company’s stock during the period from October 7, 2013 through October 21, 2014. Defendants responded and filed a motion to dismiss FAC. Plaintiff’s opposition to the motion has been submitted and Defendants have submitted a reply to the opposition. Oral arguments regarding the motion to dismiss are scheduled for October 2015. The Company believes the claims contained in the FAC are without merit and is vigorously defending the matter.

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

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. No restatement of prior period operating segments is necessary. The following tables show the operations of the Company’s reportable segments for the three months ended March 31, 2015 and 2014:

	Technology	Construction	Corporate	Consolidated
March 31, 2015
Revenues	$53,853	$3,698,161	$--	$3,752,014
Cost of sales	43,760	3,378,584	--	3,422,334
Depreciation and amortization	347,587	472,079	261,913	1,081,579
General and administrative	662,887	1,504,472	2,909,020	5,076,380
Other income (expense)	--	7,537	175,996	183,533
(Loss) continued operations	$(1,000,381)	$(1,649,438)	$(2,994,937)	$(5,644,756)
Total assets	$2,278,206	$93,966,137	$13,984,245	$109,633,588

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 8 - OPERATING SEGMENTS (continued)

	Technology	Construction	Corporate	Consolidated
March 31, 2014
Revenues	$52,859	$1,826,309	$--	$1,879,168
Cost of sales	50,218	1,201,408	--	1,251,626
Depreciation and amortization	127,206	469,065	352,549	948,820
General and administrative	295,049	972,515	3,757,344	5,024,908
Other income (expense)	(53,563)	61,309	(225,578)	(217,832)
(Loss) continued operations	$(473,177)	$(755,370)	$(4,335,471)	$(5,564,018)
Total assets	$1,033,867	$7,216,209	$79,942,616	$88,192,692

NOTE 9 - RESTATED FINANCIAL STATEMENTS

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

The restated financial statements reflect the accrual of $2,437,618 of losses associated with the settlement of litigation subsequent to December 31, 2014 on a retroactive basis as of and for the year ended December 31, 2014. The restated financials also reflect the reclassification of the assets, liabilities and operations of BEEMS to discontinued operations.

The following table presents a summarized comparison of the original consolidated balance sheets to the restated balance sheets:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,	December 31,	December 31,
	2015	2015	2014	2014
ASSETS	(restated)	(original)	(restated)	(original)
	(unaudited)	(unaudited)
CURRENT ASSETS	$13,126,280	$14,219,297	$11,362,284	$12,445,816
Total Current Assets	14,229,339	14,229,339	12,583,915	12,583,915

PROPERTY AND EQUIPMENT, net	63,881,481	64,038,057	56,815,626	56,982,778
ASSETS OF DISCONTINUED OPERATIONS	1,103,059	-	1,221,631	-

OTHER ASSETS	31,522,768	31,971,848	32,744,205	33,310,767
Total Other Assets	31,522,768	31,522,768	32,744,205	32,744,205

TOTAL ASSETS	$109,633,588	$110,229,202	$102,143,746	$102,739,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$19,928,445	$17,429,348	$8,768,624	$6,264,617

LONG TERM LIABILITIES	-	61,477	-	66,387

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 400,000 and -0- shares issued
and -0- and -0- shares outstanding, respectively	400	400	-	-
Common stock; 500,000,000 shares authorized
at $0.001 par value, 93,404,858 and 94,258,713
shares issued and outstanding, respectively	93,405	93,405	94,259	94,259
Additional paid-in capital	190,797,290	190,797,290	188,159,932	188,159,932
Accumulated deficit	(101,185,952)	(98,152,718)	(94,879,069)	(91,845,834)
Total Stockholders' Equity	89,705,143	92,738,377	93,375,122	96,408,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,633,588	$110,229,202	$102,143,746	$102,739,361

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 9 - RESTATED FINANCIAL STATEMENTS (continued)

The following table presents a summarized comparison of the original consolidated balance sheets to the restated statements of Operations:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2015	2014	2014
	(restated)	(original)	(restated)	(original)
REVENUES	$3,752,014	$5,132,664	$1,879,168	$3,234,217
COST OF SALES	3,422,344	3,976,307	1,251,626	1,788,309
GROSS PROFIT	329,670	1,156,357	627,542	1,445,908

OPERATNG EXPENSES	6,157,959	7,637,595	5,973,728	6,908,959

LOSS FROM OPERATIONS	(5,828,289)	(6,481,238)	(5,346,186)	(5,463,051)

OTHER INCOME (EXPENSE)	183,533	174,354	(217,832)	(223,409)

LOSS BEFORE INCOME TAXES	(5,644,756)	(6,306,884)	(5,564,018)	(5,686,460)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(5,644,756)	(6,306,884)	(5,564,018)	(5,686,460)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	-	-	-
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(662,127)		(122,442)	-

NET LOSS	(6,306,883)	(6,306,884)	(5,686,460)	(5,686,460)

PREFERRED DIVIDENDS	-	-	(392,888)	(392,888)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,306,883)	$(6,306,884)	$(6,079,348)	$(6,079,348)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.06)	$(0.07)	$(0.09)	$(0.09)
Discontinued Operations	(0.01)	-	(0.00)	-

Net Loss Per Share	$(0.07)	$(0.07)	$(0.10)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	94,311,979	94,311,979	61,928,226	61,928,226

NOTE 10 - SUBSEQUENT EVENTS

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

LITIGATION DISCLOSURE STATEMENT

False allegations have been made against the Company by an anonymous blogger that stated he has a short position in the Company’s common stock, which has resulted in a class action lawsuit.  The Company has hired professionals to assist in communications and defense against the false allegations.  Management has been advised by counsel to continue to announce significant developments and milestones as they occur.   However, management has also been cautioned to avoid forecasts and detailed forward-looking statements for all of our solar, technology and CHP business units.  Our general policy will be to release information as appropriate when significant events occur that define the event in the context of our business model.  Management continues to have confidence in our business model and in our ability to create shareholder value over time.

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

Company Overview

Blue Earth, Inc. and subsidiaries (the “Company”) is a comprehensive provider of alternative/renewable energy solutions for small and medium sized commercial facilities and industrial facilities. The Company also owns, manages and operates independent energy generation systems constructed in conjunction with these services.

The Company has expanded its comprehensive energy solutions offerings through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The acquired companies’ operational activities are being conducted through the following five business units: Blue Earth Solar, Blue Earth CHP, Blue Earth PPS, Blue Earth Capital and Blue Earth EPS. Blue Earth EPS and Blue Earth PPS are part of the Technology operating segment.  Blue Earth Solar and Blue Earth CHP are part of the Construction operating segments. As energy sales come online from facilities owned and built by the Company’s Blue Earth Solar or Blue Earth CHP business units, a third operating segment will be introduced. The primary strategic objective for the respective business units is to provide services which establish and build brand awareness about the comprehensive energy efficiency and alternative/renewable solutions provided by the Company to its existing and future customers.

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

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenues (Continuing Operations)

The Company recognized $3,752,014 of revenue for the three months ended March 31, 2015, as compared to $1,879,168 for the three months ended March 31, 2014, an increase of $1,872,846 or 99.7%. The current year’s revenues represent sales from the Company’s divisions Technology ($53,853) and Construction ($3,698,161).  The prior year’s revenues represent sales from the Company’s divisions Energy Efficiency and Technology ($52,859) and Construction ($1,826,309). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and installation and maintenance of HVAC systems. Technology’s revenues were affected by a new contract with a national chain of convenience stores, increase in website sales, and sales of UPStealth® battery backup management systems. Construction's revenues increased due to work on the solar generation project in Indiana.

	Three Months Ended March 31,		Change
	2015	2014	$	%
Technology
Battery backup systems	$53,853	$52,859	994	3
Construction
Solar construction	3,698,161	1,826,309	1,871,852	102

Total revenue	$3,752,014	$1,879,168	1,872,847	100

Cost of Sales and Gross Profit

Costs of sales for the three months ended March 31, 2015 were $3,422,344 resulting in a gross profit of $329,670 or 8.8% of revenues. Technology had a gross profit of $10,093 or 18.7% compared to a profit of $319,577 or 8.6% for Construction. By comparison, during 2014 we had a cost of sales of $1,251,626 with a gross profit of $627,542 or 33.4%. Technology had a gross profit of $2,641 or 5.0% compared to $624,901 or 34.2% for Construction.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,157,959 for the three months ended March 31, 2015 as compared to $5,973,728 for the three months ended March 31, 2014, an increase of $184,231 or 3.1%.  In 2015, approximately $1,010,473 (16.4%) of the operating expenses were from Technology and $1,976,552 (32.1%) were from Construction. The balance of $3,170,934 (51.5%) for 2015 was corporate administrative expense. Approximately $507,159 (8.2%) of the operating expenses was for payroll costs and $695,448 (11.3%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due an increase in payroll costs and professional fees as a result of higher stock based compensation costs.

In 2014 approximately $422,255 (7.1%) of the operating expenses were from Technology and $1,441,580 (24.1%) were from Construction. The balance of $4109,893 (68.8%) for 2014 was corporate administrative expense. Approximately $1,381,467 (23.4%) of the operating expenses was for payroll costs and $1,539,497 (26.0%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $1,705,991 (27.7%) compared to $1,860,269 (31.5%) in 2014. We recorded depreciation and amortization expense of $1,081,579  in 2015 compared to $948,820 in 2014. The increase was due to the amortization of the purchase price of Blue Earth Capital, Inc. which was purchased in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2015 was $183,533 compared to $(217,832) for the three months ended March 31, 2014. The increase was primarily attributable to a gain of $989,778 from the settlement of litigation in the first quarter of 2015 compared to $-0- in the first quarter of 2014. The change in interest expense from $230,007 in 2014 to $421,341 in 2015 was due to the borrowing of a $10,000,000 convertible note payable and a line of credit of $3,000,000 in the first quarter of 2015.

Net Loss

Net loss was $6,306,883 for the three months ended March 31, 2015 as compared with a net loss of $5,686,460 for the three months ended March 31, 2014, an increase of $620,423. Excluding the non cash expenses of common stock for services and amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $3,106,571 and $2,750,165 for 2015 and 2014, respectively.   The increase is attributable primarily by interest expense related to the borrowing of $10,000,000 in convertible debt and  $3,000,000 on the line of credit and a loss from an equity investment of $227,560, offset in part by the gain of $989,778 from the settlement of litigation. The net loss attributed to common shareholders was $6,306,883 in 2015 compared to $6,079,348 in 2014 due to the dividends accrued on the Series C preferred stock and paid in common shares. The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends will be incurred in the succeeding periods. The net loss translates to $0.07 per share in 2015 compared to $0.09 in 2014.

Liquidity and Capital Resources as of March 31,  2015 compared with December 31, 2014

Net cash used in continuing operating activities during the three months ended March 31, 2015 totaled $2,331,142 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $6,306,883, we incurred an increase in construction in progress of $371,955 and prepaid expenses of $291,770 that was partially offset by common stock options and warrants granted for services expensed at $1,385,338, common stock issued for services valued at $320,653 and depreciation and amortization of $1,081,579. We also decreased our accounts receivable by $1,884,942 and increased accounts payable by $91,747.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in continuing operating activities during the three months ended March 31, 2014 totaled $1,680,141 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $5,686,460, we incurred a decrease in accounts receivable and billings in excess of $427,138. These outflows were partially offset by common stock warrants and options granted for services expensed at $1,189,727, common stock issued for services valued at $670,542, and depreciation and amortization of $948,820.  We also increased our accounts payable and accrued expenses by $444,207 due to costs incurred on construction in progress.

Net cash used in continuing investing activities during the three months ended March 31, 2015 totaled $7,487,669 which included $7,098,388 for purchases of equipment and $400,000 invested in an equity subsidiary. Net cash used in continuing investing activities during the three months ended March 31, 2014 totaled $1,354,475, of which $1,353,588 was used for purchases of equipment.

Net cash provided by continuing financing activities during the three months ended March 31, 2015 totaled $12,765,806 and resulted from $2,911,700 of proceeds from the line of credit and $9,953,068 of proceeds from the convertible note payable. The cash inflows were partially offset by principal payments on notes payable of $98,962.  Net cash provided by financing activities during the three months ended March 31, 2014 totaled $661,355. These inflows primarily came from $1,000,000 from common stock subscriptions and $100,857 of gross proceeds from the exercise of options and warrants. The inflows were offset by payments on notes payable of $435,498 and notes payable to related parties of $4,004.

At March 31, 2015, we had a working capital deficit of $5,699,106 including $6,090,154 in cash and cash equivalents compared with working capital of $3,815,291 at December 31, 2014.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy initiatives as well as from future acquisitions. The decrease in working capital was the result of our investment in CHP projects.

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

The $10 million Senior Convertible Note was paid on September 10, 2015. On September 10, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) pursuant to which a 15% senior secured note (the “September Note”) in the principal amount of $10,600,000 was issued, due February 29, 2016 to Jackson Investment Group, LLC (“Jackson”). The September Note was issued to repay and refinance in full the 12% senior secured convertible note due September 10, 2015 and issued on March 10, 2015 (the “March Note”), including $600,000 of accrued interest under the March Note. The September Note was issued solely as a result of unexpected construction delays outside of the parties’ control at the Brooks Heat & Power CHP facility being constructed and now collateralized by the September Note.

Neither the September Note, nor interest accrued thereon, is convertible into shares of the common stock of the Company. The 2,000,000 stock purchase warrants granted to Jackson by the Company on March 10, 2015 remain unchanged and are exercisable until March 10, 2020.

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

Related Party Transactions

The Company had no significant related party transactions during the three months ended March 31, 2015. The Company owes $1,333,147 plus accrued interest to a director funds borrowed in prior periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff’s Counsel. The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation , File No. CV 14-8263 DSF (JEMx). On March 13, 2105, plaintiff filed a First Amended Complaint (“FAC”). The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company’s stock during the period from October 7, 2013 through October 21, 2014. Defendants responded and filed a motion to dismiss FAC. Plaintiff’s opposition to the motion has been submitted and Defendants have submitted a reply to the opposition. Oral arguments regarding the motion to dismiss are scheduled for October 2015. The Company believes the claims contained in the FAC are without merit and is vigorously defending the matter.

On August 31, 2015, a derivative lawsuit was filed in Nevada state court, captioned Powell v. Cagan, et al. , No. A-15-723839-C (8th Judicial District Court, Clark County, Nevada).  It names as defendants Brett Woodard, Johnny R. Thomas, John C. Francis, and the entire Board of Directors.  It also names the Company as a nominal defendant.  The complaint brings claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, from October 2013 to the present based on directors and management allegedly allowing the company to make false and misleading statements to the public, thereby resulting in a class action lawsuit and exposing the Company to damages.  The defendants have not yet been served.  The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

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

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action’) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al.(the “DOE Action”).  The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (“DPR Arbitration”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), and (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.  The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retroactive basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 24, 2015, the Company issued: (i) 10,000 restricted shares of Common Stock to Larry Eggleston pursuant to an offer letter dated September 18, 2014 for services rendered,  (ii) 63,887 restricted shares of Common Stock to Donald R. Kendall, Jr. as payment of expenses incurred from February through April 2015, and 400,000 shares of Series D Convertible Preferred Stock held by a third party and convertible solely in the event of a monetary default to TCA Global Credit Master Fund LP.

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

BLUE EARTH, INC.

Date: October 13, 2015	By:	/s/ G. Robert Powell
G. Robert Powell
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial and Accounting Officer)