Form 10-Q/A
period 2015-06-30
Blue Earth, Inc.
filed 2015-10-15
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

Form 10-Q/A

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QA amends the Annual Report on Form 10-Q/A for the three and six months  ended June 30, 2015 (the “Original Report”) of Blue Earth, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on August 17, 2015.  The Company is filing this amended Form 10-Q/A to present on a retroactive basis the effect of several Type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations. This amendment is filed in accordance with Topic 13 of the Financial Reporting Manual of the Securities and Exchange Commission due to the Company’s outstanding Form S-3.  The amended Form 10-Q/A also incorporates revisions to the notes and Management’s Discussion and Analysis as the result of the response to review comments from the Securities and Exchange Commission staff. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(restated)	(restated)
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,005,330	$2,883,621
Restricted cash	20,027	632,102
Accounts receivable, net	3,857,138	1,739,822
Costs and revenues in excess of billings	903,117	3,967,207
Inventory, net	475,714	352,862
Construction in progress	71,128	68,213
Other receivables, net	114,030	78,926
Prepaid expenses and deposits	2,345,219	1,639,531
Assets of discontinued operations	995,583	1,221,631

Total Current Assets	10,787,286	12,583,915

PROPERTY AND EQUIPMENT, net	65,654,593	56,815,626

OTHER ASSETS
Deposits	51,544	80,455
Natural gas futures	2,251,711	2,426,266
Long term receivables	1,293,987	1,587,548
Equity method investment	8,461,352	9,353,402
Contracts and technology, net	17,198,441	19,296,534

Total Other Assets	29,257,035	32,744,205

TOTAL ASSETS	$105,698,914	$102,143,746

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2015	2014
	(restated)	(restated)
	(unaudited)

CURRENT LIABILITIES

Accounts payable	$3,877,887	$3,933,969
Current portion of notes payable, net	427,869	121,466
Related party payables	1,333,147	1,333,147
Line of credit payable	3,000,000	-
Convertible note payable	9,084,120	-
Accrued expenses	3,326,926	2,857,597
Payroll expenses payable	261,338	167,780
Liabilities of discontinued operations	937,134	354,665

Total Current Liabilities	22,248,421	8,768,624

LONG TERM LIABILITIES

Long term portion of notes payable	-	-

Total Liabilities	22,248,421	8,768,624

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 400,000 and -0- shares issued
and -0- and -0- shares outstanding, respectively	400	-
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,531,461 and 94,258,713
shares issued and outstanding, respectively	94,532	94,259
Additional paid-in capital	193,046,894	188,159,932
Stock subscription receivable	(2,000,000)	-
Accumulated deficit	(107,691,333)	(94,879,069)

Total Stockholders' Equity	83,450,493	93,375,122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,698,914	$102,143,746

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(restated)	(restated)	(restated)	(restated)
REVENUES	$3,576,400	$1,889,184	$7,328,414	$3,768,352
COST OF SALES	3,208,867	1,569,616	6,631,211	2,821,242
GROSS PROFIT	367,533	319,568	697,203	947,110
OPERATNG EXPENSES
Depreciation and amortization	1,075,146	1,076,938	2,156,725	2,025,758
General and administrative	5,219,864	3,769,113	10,296,244	8,794,021
Total Operating Expenses	6,295,010	4,846,051	12,452,969	10,819,779

LOSS FROM OPERATIONS	(5,927,477)	(4,526,483)	(11,755,766)	(9,872,669)
OTHER INCOME (EXPENSE)
Other income	2,198	1,356	3,138	2,296
Loss from equity investment	(1,064,490)	-	(1,292,050)	-
Interest expense	(247,993)	(95,463)	(669,334)	(325,470)
Mark futures to market	(8,284)	-	(174,555)	-
Gain on sale of assets	1,483	2,802	9,470	14,037
Gain (loss) on settlement of litigation	988,882	-	1,978,660	-
TOTAL OTHER INCOME (EXPENSE)	(328,204)	(91,305)	(144,671)	(309,137)

LOSS BEFORE INCOME TAXES	(6,255,681)	(4,617,788)	(11,900,437)	(10,181,806)
INCOME TAX EXPENSE	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(6,255,681)	(4,617,788)	(11,900,437)	(10,181,806)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(249,700)	(94,054)	(911,827)	(216,496)

NET LOSS	(6,505,381)	(4,711,842)	(12,812,264)	(10,398,302)
PREFERRED DIVIDENDS	-	(1,096,815)	-	(1,489,703)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,505,381)	$(5,808,657)	$(12,812,264)	$(11,888,005)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.07)	$(0.07)	$(0.13)	$(0.16)
Discontinued Operations	(0.00)	(0.00)	(0.01)	(0.00)
Net Loss Per Share	$(0.07)	$(0.07)	$(0.14)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	93,238,604	65,782,587	93,772,326	63,866,054

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
	(restated)	(restated)
OPERATING ACTIVITIES
Net loss	$(12,812,264)	$(10,398,302)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	2,152,498	2,010,037
Loss on equity subsidiary	1,292,050	-
Impairment of construction in progress	369,039	-
Mark gas futures to market	174,555	-
(Gain) on settlement of litigation	(1,978,660)	-
(Gain) on sale of assets	(9,470)	(11,235)
Stock issued for services	567,104	1,327,034
Depreciation and amortization	2,156,725	2,282,386
Amortization of debt discount	1,512,953	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	1,240,336	(1,173,880)
Inventory	(122,852)	40,037
Restricted cash	612,075	-
Construction in progress	(371,955)	(171,226)
Prepaid expenses and deposits	(288,341)	328,657
Accounts payable and accrued expenses	506,805	(1,227,546)
Net Cash Used in Operating Activities	(4,753,575)	(6,994,038)
Net Cash Provided by Discontinued Operating Activities	245,825	317,341
INVESTING ACTIVITIES
Collection of other receivables	90,831	-
Proceeds from sale of equipment	9,470	-
Purchase of equity method investment	(400,000)	-
Lending of other receivables	-	61,795
Purchase of property and equipment	(8,730,449)	(2,688,446)
Net Cash Used in Investing Activities	(9,030,148)	(2,626,651)
Net Cash Used in Discontinued Investing Activities	278,591	(17,882)
FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	-	5,568,957
Cash received on stock subscriptions	-	1,145,880
Proceeds from line of credit	2,911,700	-
Proceeds from notes payable	9,953,068	183,622
Repayment of notes payable and line of credit	(228,941)	(1,398,039)
Repayment of related party loans	-	(4,004)
Net Cash Provided by Financing Activities	12,635,827	5,496,416
Net Cash (Used in) Discontinued Financing Activities	(107,368)	(127,785)
NET INCREASE (DECREASE) IN CASH	(878,291)	(3,952,599)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,883,621	8,373,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,005,330	$4,420,781

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of June 30, 2015 consists of battery and battery components of $475,714. The inventory is valued net of an allowance of $6,188 as of June 30, 2015. The Company does not have any work in progress.

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

Convertible Note Payable

During the six months ended June 30, 2015, the Company borrowed $10,000,000 on a convertible note payable. The note payable was convertible into shares of the Company’s common stock at $1.00 per share. However, on May 13, 2015, the convertible note payable was amended to increase the conversion price to $1.02 per share. The convertible note payable accrues interest at 12% per annum and is due on September 10, 2015. The convertible note payable is secured by all the assets of the Company except for the Sumter Heat and Power CHP plant and the Melga Solar Projectand is also guaranteed by each of the Company’s Subsidiaries, other than the two just mentioned. The Company received net proceeds of $9,953,068 after closing costs. The $46,932 in legal fees withheld from the loan proceeds are included in prepaid expenses and are being amortized over the 6 month term of the convertible note payable.

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

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE, WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended June 30, 2015 and December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2013	22,660,668	$1.90	6.52	$43,055,269
Granted	200,000	$0.00	10.00
Granted	100,000	$1.00	10.00
Granted	8,521,654	$6.00	3.00
Cancelled	(3,600,000)	$(1.18)	--
Forfeited	(1,472,060)	$(1.90)	--
Exercised	(9,778,344)	$(1.60)	--
Balance Outstanding, December 31, 2014	16,631,918	$3.80	5.29	$53,353,862
Granted	2,000,000	$1.00	5.00
Granted	300,000	$1.08	5.00
Granted	833,334	$1.60	5.00
Balance Outstanding, June 30, 2015	19,765,252	$3.16	4.41	$62,385,196
Exercisable, June 30, 2015	16,724,775	$3.38	3.94	$56,467,004

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE, WARRANTS AND OPTIONS (continued)

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

Assets measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2015:

Liabilities:	Total Carrying Value at June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Natural gas futures	$2,251,711	$2,251,711	$-	$-

The following is a summary of activity of Level 1 assets for the periods ended June 30, 2015 and December 31, 2014:

Balance at December 31, 2013	$--
Purchases of futures contracts	2,429,150
Change in fair value 2014	(2,884)
Balance at December 31, 2014	2,426,266
Purchases of futures contracts	--
Change in fair value 2015	(174,555)
Balance at June 30, 2015	$2,251,711

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

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action’) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al. The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (the “DOE Action”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), and (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis. The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retroactive basis.

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

NOTE 8 - DISCONTINUED OPERATIONS (continued)

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

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. No restatement of prior period operating segments is necessary as a result of the new third segment. The following tables show the operations of the Company’s reportable segments for the six months ended June 30, 2015 and 2014:

			Heat and Power
	Technology	Construction	Production	Corporate	Consolidated
June 30, 2015
Revenues	$248,270	$7,078,545	$1,599	$-	$7,328,414
Cost of Sales	232,591	6,398,620	-	-	6,631,211
Depreciation and amortization	449,315	937,210	549	769,651	2,156,725
General and administrative	1,268,165	3,479,360	13,893	5,534,825	10,296,244
Other income (expense)	(43,131)	8,870	(174,554)	64,143	(1,444,671)
Discontinued operations	-	-	-	(911,827)	(911,827)
Net income (loss)	$(1,744,932)	$(3,727,775)	$(187,397)	$(7,152,160)	$(12,812,264)
Total assets	$2,578,514	$30,026,314	$23,788,451	$49,305,635	$105,698,914

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 9 - OPERATING SEGMENTS (continued)

			Heat and Power
	Technology	Construction	Production	Corporate	Consolidated
June 30, 2014
Revenues	$281,235	$3,487,117	$-	$-	$3,768,352
Cost of Sales	139,923	2,681,319	-	-	2,821,242
Depreciation and amortization	685,683	943,686	-	396,389	2,025,578
General and administrative	1,325,794	1,961,396	-	5,506,832	8,794,201
Other income (expense)	(26,800)	158,059	-	(440,396)	(309,137)
Discontinued operations	-	-	-	(216,496)	(216,496)
Net income (loss)	$(1,896,965)	$(1,941,225)	$-	$(6,560,112)	$(10,398,302)
Total assets	$1,496,514	$7,619,491	$-	$79,072,866	$88,188,871

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

NOTE 11 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements to present on a retroactive basis the effect of several Type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations. This restatement is prepared in accordance with Topic 13 of the Financial Reporting Manual of the Securities and Exchange Commission.

The restated financial statements reflect the accrual of $2,437,618 of losses associated with the settlement of litigation subsequent to December 31, 2014 on a retroactive basis as of and for the year ended December 31, 2014. The restated financial also reflect the reclassification of the assets, liabilities and operations of BEEMS to discontinued operations.

The following table presents a summarized comparison of the original consolidated balance sheets to the restated balance sheets:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	June 30,	June 30,	December 31,	December 31,
	2015	2015	2014	2014
	(restated)	(original)	(restated)	(original)
	(unaudited)
CURRENT ASSETS	$9,791,703	$9,791,703	$11,362,284	$11,362,283
PROPERTY AND EQUIPMENT, net	65.654,594	65,654,593	56,815,626	56,815,626
DISCONTINUED OPERATIONS	995,583	1,591,200	1,221,631	1,817,247
OTHER ASSETS	29,257,035	29,257,035	32,744,205	32,744,205
TOTAL ASSETS	$105,698,914	$106,294,531	$102,143,746	$102,739,361
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$21,311,287	$20,444,911	$8,413,959	$5,976,340
LIABILITIES OF DISCONTINUED OPERATIONS	937,134	937,134	354,665	354,664
Total Liabilities	22,248,421	21,382,045	8,768,624	6,331,004
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, 400,000 and -0- shares issued
and -0- and -0- shares outstanding, respectively	400	400	-	-
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,531,461 and 94,258,713
shares issued and outstanding, respectively	94,532	94,532	94,259	94,259
Additional paid-in capital	193,046,894	193,046,894	188,159,932	188,159,932
Stock subscription receivable	(2,000,000)	(2,000,000)	-	-
Accumulated deficit	(107,691,333)	(106,229,340)	(94,879,069)	(91,845,834)
Total Stockholders' Equity	83,450,493	84,912,486	93,375,122	96,408,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,698,914	$106,294,531	$102,143,746	$102,739,361

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 11 - RESTATED FINANCIAL STATEMENTS (continued)

The following table presents a summarized comparison of the original consolidated statements of operations to the restated statements of operations:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
	For the Six Months Ended
	June 30,
	2015	2015	2014	2014
	(restated)	(original)	(restated)	(original)
REVENUES	$7,328,414	$7,328,414	$3,768,352	$3,768,352
COST OF SALES	6,631,211	6,631,211	2,821,242	2,821,242
GROSS PROFIT	697,203	697,203	947,110	947,110
OPERATNG EXPENSES	12,452,969	12,452,968	10,819,779	10,819,779
LOSS FROM OPERATIONS	(11,755,766)	(11,755,765)	(9,872,669)	(9,872,669)
OTHER INCOME (EXPENSE)	(144,671)	(1,715,914)	(309,137)	(309,137)
LOSS BEFORE INCOME TAXES	(11,900,437)	(13,471,679)	(10,181,806)	(10,181,806)
INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(11,900,437)	(13,471,679)	(10,181,806)	(10,181,806)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	-	(207,473)	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(911,827)	(704,354)	(216,496)	(216,495)

NET LOSS	(12,812,264)	(14,383,506)	(10,398,302)	(10,398,301)

PREFERRED DIVIDENDS	-	-	(1,489,703)	(1,489,703)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,812,264)	$(14,383,506)	$(11,888,005)	$(11,888,004)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.13)	$(0.14)	$(0.16)	$(0.16)
Discontinued Operations	(0.01)	(0.01)	(0.00)	(0.00)

Net Loss Per Share	$(0.14)	$(0.15)	$(0.16)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	93,772,326	93,772,326	63,866,054	63,866,054

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

On July 2, 2015, the Company collected the $2,000,000 stock subscription receivable. On July 13, 2015, the Company issued 13,158 shares of its common for consulting services. On July 17, 2015, the Company granted 250,000 common stock purchase warrants to consultants. The warrants have an exercise price of $1.02 per share and a term of 3 years. On July 27, 2015 the Company issued 12,500 shares of its common stock to a director for his services. On August 3, 2015, the Company granted 440,000 non-qualified stock option shares to an employee. The shares have an exercise price of $0.87 per share. 110,000 shares will vest immediately and 110,000 shares shall vest on first, second and third anniversary dates of employment.

On July 17, 2015 the Company’s shareholders approved an increase in the authorized shares of common stock under the 2009 Equity Incentive Plan from 4,542,000 to 8,542,000 shares.  The current market value of such common stock was $1.51 per share, as of May 26, 2015.  The 2009 Plan is intended to encourage stock ownership by the Company’s directors, officers, employees and consultants, and of its subsidiaries, and thereby enhance their proprietary interest in the Company.  The Company amended its Registration Statement on Form S-8 to register the additional options and underlying common stock issuable under the 2009 Plan.

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

Actual Results of Operations

Our revenues are derived from professional service contracts to provide, the construction of energy facilities owned by third parties and the sale of our proprietary technologies. During the second quarter of 2015 we added the third revenue stream, Power Genereration, from heat and power sales generated from facilities built and owned by the Company. During the second quarter of 2015 we discontinued the Blue Earth Energy Management, Inc. (BEEMS) business unit as the Company is focusing its efforts and resources on its core energy generation business units. All of the operating results as presented below have been restated to reflect the operations of as discontinued.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues

The Company recognized $3,576,400 of revenue for the three months ended June 30, 2015, as compared to $1,889,184 for the three months ended June 30, 2014, an increase of $1,687,216 or 89%. The current year’s revenues represent sales from the Company’s divisions Technology ($194,417), Construction ($3,380,384) and Power Generation ($1,599). During the second quarter of 2015, we added the third revenue stream, Power Generation, from heat and power sales generated from facilities built and owned by the Company. The prior year’s revenues represent sales from the Company’s divisions Technology ($228,378) and Construction ($1,660,808). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and maintenance of CHP systems. Construction's revenues increased due to work on the solar generation project in Indiana.

	Three Months Ended June 30,		Change
	2015	2014	$	%
Technology	$194,417	$228,376	33,959	15
Construction
Solar construction	3,380,384	1,660,808	1,719,576	104
Power generation	1,599	-	1,599	100

Total revenue	$3,576,400	$1,889,184	1,687,216	89

Cost of Sales and Gross Profit

Costs of sales for the three months ended June 30, 2015 were $3,208,867 resulting in a gross profit of $367,533 or 10% of revenues. Technology had a gross profit of $5,586 or 3% compared to a profit of $360,348 or 11% for Construction. By comparison, during 2014 we had a cost of sales of $1,569,616 with a gross profit of $319,568 or 17%. Technology had a gross profit of $138,671 or 61% compared to $180,897 or 11% for Construction. Power Generation had a gross profit of $1,599 in 2015 compared to $-0- in 2014.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,295,010 for the three months ended June 30, 2015 as compared to $4,846,051 for the three months ended June 30, 2014, an increase of $1,448,959 or 30%.  In 2015, approximately $707,006 (11%) of the operating expenses were from Technology, $2,440,018 (39%) were from Construction and $14,442 (0%) from Power Generation. The balance of $3,133,544 (50%) for 2015 was corporate administrative expense. Approximately $1,299,937 (21%) of the operating expenses was for payroll costs and $1,488,555 (24%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

In 2014 approximately $1,589,222 (33%) of the operating expenses were from Technology and $1,463,502 (30%) were from Construction. The balance of $1,793,327 (37%) for 2014 was corporate administrative expense. Approximately $1,260,638 (26%) of the operating expenses was for payroll costs and $841,848 (17%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $972,290 (15%) compared to $1,476,802 (30%) in 2014. We recorded depreciation and amortization expense of $1,075,146 in 2015 compared to $1,076,938 in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2015 was $(328,204) compared to $(91,305) for the three months ended June 30, 2014. The increase was primarily attributable to interest expense of $247,993and a loss from the equity investment in Power Genix of $1,064,490 offset by a gain on settlement of litigation of $988,882 compared to $95,463, $-0- and $-0-, respectively, during 2014.

Net Loss Attributable to Common Shareholders

Net loss was $6,505,381 for the three months ended June 30, 2015 as compared with a net loss of $4,711,842 for the three months ended June 30, 2014, an increase of $1,793,539.  Excluding the non cash expenses of common stock issued for services and from the amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $4,449,788 and $2,185,994 for 2015 and 2014, respectively. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

The net loss attributed to common shareholders was $6,505,381 in 2015 compared to $5,808,657 in 2014 due to the dividends of $1,096,815 accrued on the Series C preferred stock and paid in common shares during 2014.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends were incurred in the succeeding periods.  The net loss translates to $0.07 per share in 2015 ($0.00 per share from discontinued operations) compared to $0.07 ($0.00 per share from discontinued operations) in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues

The Company recognized $7,328,414 of revenue for the six months ended June 30, 2015, as compared to $3,768,352 for the six months ended June 30, 2014, an increase of $3,560,062 or 94%. The current year’s revenues represent sales from the Company’s divisions Technology ($248,270), Construction ($7,078,545) and Power Generation ($1,599).  During the second quarter of 2015, we added the third revenue stream, Power Generation, from heat and power sales generated from facilities built and owned by the Company.  The prior year’s revenues represent sales from the Company’s divisions Technology ($281,235) and Construction ($3,487,117). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and maintenance of CHP systems. Construction's revenues increased due to work on the solar generation project in Indiana.

	Six Months Ended June 30,		Change
	2015	2014	$	%
Technology	$248,270	$281,235	(32,965)	(12)
Construction
Solar construction	7,078,545	3,487,117	3,591,428	103
Power generation	1,599	-	1,599	100

Total revenue	$7,328,414	$3,768,352	3,560,062	94

Cost of Sales and Gross Profit

Costs of sales for the six months ended June 30, 2015 were $6,631,211 resulting in a gross profit of $697,203 or 10% of revenues. Technology had a gross profit of $15,679 or 6% compared to a profit of $679,925 or 10% for Construction. By comparison, during 2014 we had a cost of sales of $2,821,242 with a gross profit of $947,110 or 25%. Technology had a gross profit of $141,312 or 50% compared to $805,798 or 23% for Construction. Power Generation had a gross profit of $1,599 in 2015 compared to $-0- in 2014.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $12,452,969 for the six months ended June 30, 2015 as compared to $10,819,779 for the six months ended June 30, 2014, an increase of $1,633,190 or 15%.  In 2015, approximately $1,717,480 (14%) of the operating expenses were from Technology, $4,416,570 (35%) were from Construction and $14,442 (0%) from Power Generation. The balance of $6,304,477 (51%) for 2015 was corporate administrative expense. Approximately $2,837,394 (23%) of the operating expenses was for payroll costs and $2,432,647 (20%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

In 2014 approximately $2,011,477 (18%) of the operating expenses were from Technology and $2,905,082 (27%) were from Construction. The balance of $5,903,220 (55%) for 2014 was corporate administrative expense. Approximately $2,642,105 (24%) of the operating expenses was for payroll costs and $2,381,345 (22%) was for professional fees in 2014.

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

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2015 was $(144,671) compared to $(309,137) for the six months ended June 30, 2014. The increase was primarily attributable to a gain of $1,978,660 from the settlement of threatened and actual litigation in the first half of 2015 compared to $-0- in the second quarter of 2014. The gain on the settlement of the litigation was offset by a loss from the equity investment in Power Genix of $1,292,050 in the first half of 2015.

Net Loss Attributable to Common Shareholders

Net loss was $12,812,264 for the six months ended June 30, 2015 as compared with a net loss of $10,398,302 for the six months ended June 30, 2014, an increase of $2,413,962.  Excluding the non cash expenses of common stock issued for services and from the amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $8,257,216 and $6,105,878 for 2015 and 2014, respectively.   The increase in operating expenses for 2015 was primarily due an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

The net loss attributed to common shareholders was $12,812,264 in 2015 compared to $11,888,005 in 2014 due to the dividends of $1,489,703 accrued on the Series C preferred stock and paid in common shares during the six months ended June 30, 2014.  The Series C preferred shares were all converted into common shares by June 30, 2014 so no additional dividends were incurred in the succeeding periods. The net loss translates to $0.14 per share in 2015 ($0.01 per share from discontinued operations) compared to $0.16 ($0.00 per share from discontinued operations) in 2014.

Liquidity and Capital Resources as of June 30,  2015 compared with December 31, 2014

Net cash used in continuing operating activities during the six months ended June 30, 2015 totaled $4,753,575 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $12,812,264, we incurred an increase in construction in progress of $371,955 and prepaid expenses of $288,341 that was partially offset by common stock options and warrants granted for services expensed at $2,152,498, common stock issued for services valued at $567,104 and depreciation and amortization of $2,402,550. We also decreased our accounts receivable by $1,240,336, restricted cash by $612,075 and increased accounts payable by $506,805.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in continuing operating activities during the six months ended June 30, 2014 totaled $6,994,038 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $10,398,302, we incurred an increase in accounts receivable and billings in excess of $1,173,880 and a decrease in accounts payable of $1,227,546. These outflows were partially offset by common stock warrants and options granted for services expensed at $2,010,037, common stock issued for services valued at $1,327,034, and depreciation and amortization of $2,282,386.

Net cash used in continuing investing activities during the six months ended June 30, 2015 totaled $9,030,148 which included $8,730,449 for purchases of equipment and $400,000 invested in an equity subsidiary. Net cash used in continuing investing activities during the six months ended June 30, 2014 totaled $2,626,651, of which $2,688,446 was used for purchases of equipment.

Net cash provided by continuing financing activities during the six months ended June 30, 2015 totaled $12,635,827 and resulted from $2,911,700 of proceeds from the line of credit and $9,953,068 of proceeds from the convertible note payable. The cash inflows were partially offset by principal payments on notes payable of $228,941.  Net cash provided by financing activities during the six months ended June 30, 2014 totaled $5,496,416. These inflows primarily came from $5,568,957 from common stock subscriptions and $1,145,880 of gross proceeds from the exercise of options and warrants. The inflows were offset by payments on notes payable of $1,398,039 and notes payable to related parties of $4,004.

At June 30, 2015, we had a working capital deficit of $11,461,135 including $2,005,330 in cash and cash equivalents compared with working capital of $3,815,291 at December 31, 2014.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The decrease in working capital was the result of our investment in CHP projects.

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

During 2014, the Company and two consultants filed demands for arbitration with the American Arbitration Association. On August 8, 2015,  the Company and two consultants received the award from the arbitrator in the Company's arbitration with two of its consultants/former employees, who had voluntarily resigned. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration of $341,375. The award is a Type 1 subsequent event; accordingly the Company’s financial statements are restated to reflect the award on a retroactive basis.

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action’) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al. The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (the “DOE Action”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), and (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.  The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retro-active basis.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Interim Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Interim Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE EARTH, INC.

Date: October 15, 2015	By:	/s/ G. Robert Powell
G. Robert Powell
Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2015	By:	/s/ G. Robert Powell
G. Robert Powell
Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)