Form 10-Q
period 2015-09-30
Blue Earth, Inc.
filed 2015-11-10
CIK 1422109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 0-54669

BLUE EARTH, INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	98-053149
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 5, 2015 the issuer had 94,960,586 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$616,790	$2,883,621
Restricted cash	20,032	632,102
Accounts receivable, net	1,786,618	1,739,822
Revenues in excess of billings	1,941,685	3,967,207
Inventory, net	480,292	352,862
Construction in progress	71,128	68,212
Other receivables, net	91,273	78,926
Prepaid expenses and deposits	1,601,349	1,639,531
Total Current Assets	6,609,167	11,362,283

PROPERTY AND EQUIPMENT, net	67,231,291	56,815,626

OTHER ASSETS
Deposits	64,661	80,455
Natural gas futures	1,323,123	2,426,266
Long term receivables	1,264,433	1,587,548
Equity method investment	7,777,435	9,353,402
Assets of discontinued operations	-	1,221,632
Contracts and technology, net	16,149,395	19,296,534
Total Other Assets	26,579,047	33,965,837

TOTAL ASSETS	$100,419,505	$102,143,746

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,693,329	$3,933,969
Current portion of notes payable, net	280,481	121,466
Related party payables	1,333,147	1,333,147
Costs in Excess of Billings	226,995
Line of credit payable	2,368,280	-
Note payable	10,600,000	-
Accrued expenses	3,323,768	2,857,597
Payroll expenses payable	202,706	167,780
Liabilities of discontinued operations	402,992	354,665
Total Current Liabilities	21,431,698	8,768,624

LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	21,431,698	8,768,624

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized at $0.001 par value, 400,000 and -0- shares issued and -0- and -0- shares outstanding, respectively	400	-
Common stock; 500,000,000 shares authorized at $0.001 par value, 94,590,666 and 94,258,713 shares issued and outstanding, respectively	94,593	94,259
Additional paid-in capital	193,819,139	188,159,932
Minority Interest	7,364	-
Accumulated deficit	(114,933,689)	(94,879,069)
Total Stockholders' Equity	78,987,807	93,375,122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,419,505	$102,143,746

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$3,285,997	$1,183,357	$10,614,411	$4,951,709
COST OF SALES	2,412,262	1,497,395	9,043,473	4,318,637
GROSS PROFIT	873,735	(314,038)	1,570,938	633,072

OPERATNG EXPENSES
Depreciation and amortization	1,233,939	1,077,187	3,390,664	3,102,945
General and administrative	4,895,341	6,157,699	15,191,585	14,951,720

Total Operating Expenses	6,129,280	7,234,886	18,582,249	18,054,665

LOSS FROM OPERATIONS	(5,255,545)	(7,548,924)	(17,011,311)	(17,421,593)

OTHER INCOME (EXPENSE)
Interest Income	2,891	3,435	6,029	5,732
Other income	13,723	1,278	26,076	15,315
Loss from equity investment	(683,917)	-	(1,975,967)	-
Interest expense	(725,629)	(62,532)	(1,394,963)	(388,002)
Mark futures to market	(925,704)	-	(1,103,143)	-
Loss on Minority Interest	136	-	136	-
Gain on Contract Settlements	614,250	-	2,592,910	-

TOTAL OTHER INCOME (EXPENSE)	(1,704,250)	(57,819)	(1,848,922)	(366,955)

LOSS BEFORE INCOME TAXES	(6,959,795)	(7,606,743)	(18,860,233)	(17,788,548)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(6,959,795)	(7,606,743)	(18,860,233)	(17,788,548)

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(282,560)	(235,733)	(1,194,387)	(452,230)

NET LOSS	(7,242,355)	(7,842,476)	(20,054,620)	(18,240,778)

PREFERRED DIVIDENDS	-	(13,870)	-	(1,503,582)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,242,355)	$(7,856,346)	$(20,054,620)	$(19,744,360)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.07)	$(0.11)	$(0.20)	$(0.23)
Discontinued Operations	(0.00)	(0.00)	(0.01)	(0.01)

Net Loss Per Share	$(0.08)	$(0.12)	$(0.21)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	94,311,454	67,806,050	93,954,010	75,557,564

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(20,054,620)	$(18,240,778)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	3,063,082	2,682,987
Impairment of Inventory	-	299,573
Loss on equity subsidiary	1,975,967	-
Impairment of construction in progress	369,039	-
Loss on Minority Interest	(136)	-
Mark gas futures to market	1,103,143	-
(Gain) on settlement of litigation	(2,592,910)	-
(Gain) on sale of assets	(9,470)	(15,315)
Stock issued for services	1,175,243	1,400,714
Depreciation and amortization	3,390,664	3,102,945
Amortization of debt discount	2,512,653	-
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	2,866,846	1,687,672
Inventory	(37,655)	10,739
Restricted cash	612,071	(881,942)
Construction in progress	(371,955)	2,175,452
Prepaid expenses and deposits	(100,609)	170,314
Accounts payable and accrued expenses	(386,840)	(380,559)

Net Cash Used in Operating Activities	(6,485,487)	(7,988,198)
Net Cash Provided by Discontinued Operating Activities	457,694	(58,159)

INVESTING ACTIVITIES
Collection of other receivables	(12,347)	-
Proceeds from sale of equipment	9,470	-
Purchase of equity method investment	(400,000)	(422,993)
Lending of other receivables	-	90,548
Purchase of property and equipment	(10,737,867)	(7,314,299)

Net Cash Used in Investing Activities	(11,140,744)	(7,646,744)
Net Cash Used in Discontinued Investing Activities	812,391	175,647

FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised	-	12,565,876
Cash received on stock subscriptions	2,037,835	-
Proceeds from Minority Interest	7,500	1,600,119
Stock Offering Costs	(170,000)	-
Proceeds from line of credit	2,911,700	96,884
Proceeds from notes payable	9,953,068	311,407
Repayment of notes payable and line of credit	(543,420)	(1,846,706)
Repayment of related party loans	-	(4,004)

Net Cash Provided by Financing Activities	14,196,683	12,723,576
Net Cash (Used in) Discontinued Financing Activities	(107,368)	(118,180)

NET INCREASE (DECREASE) IN CASH	(2,266,831)	(2,912,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,883,621	8,403,731

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$616,790	$5,491,673

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$157,277	$124,584
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued upon conversion of preferred stock	$-	$333,128
Common stock cancelled for settlement of litigation	$(2,028,658)	$-
Common stock issued for acquisition of subsidiaries	$-	$4,602,500
Common stock issued for equity method investment	$-	$-
Common stock issued for equipment	$-	$137,693
Interest reclassification to notes payable	$600,000	$-
Preferred issued for debt	$400	$-
Debt discount and conversion feature attached to convertible debt	$1,970,691	$-
Debt issuance costs paid by stock	$226,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015 and 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements, as amended.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of September 30, 2015 consists of batteries, battery components, and refrigeration components of $480,292. The inventory is valued net of an allowance of $9,798 as of September 30, 2015. The Company does not have any work in progress.

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

Power Generation Sales: Power Generation sales from the Company’s CHP projects will commence and be recognized when the CHP facility is substantially ready for its intended use and will be recognized using the Long-term Power Sales Contract method.  The Company is not a ultility, but provides many of the same services as entities with regulated operations.  The Company will recognize revenue in each period using a formula-based pricing arrangement described in its contracts based on power delivered.

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

Capitalization of Construction Period Interest

The Company capitalizes construction period interest as required under ASC 835-20. Both directly attributable borrowing costs and borrowing costs from a general fund are required to be capitalized. Until March 2015, the Company had no material interest expense. During March 2015, the Company borrowed $13,000,000, in part, to fund the construction of its CHP projects. The $13,000,000 consisted of a $10,000,000 Senior Convertible note and a $3,000,000 line of credit. The convertible note payable and the credit line payable accrue interest at 12% per annum. . In September 2015, the Company refinanced the $10,000,000 Senior Convertible note with a $10,600,000 Note Purchase Agreement.  The Note Purchase Agreement accrues interest at 15% per annum. The Company will capitalize the appropriate interest cost in accordance with ASC 835-20-25-8 through the completion of the construction of each project. The Company capitalized interest of $2,175,792 during the nine months ended September 30, 2015.

NOTE 3 - SIGNIFICANT EVENTS

Settlement of Litigation and Contract Disputes

The Company received 2,190,484 shares of its common stock in settlement of litigation and other disputes valued at $0.926 per share. As part of the settlement the Company forgave a $50,000 note receivable. . The Company also received 675,000 shares in settlement of contract disputes valued at $0.91 per share.  The total gain on settlement of disputes was $2,592,910. On August 8, 2015, the Company and two consultants received the award from the arbitrator in the Company's arbitration with two of its consultants/former employees, who had voluntarily resigned. The arbitrator awarded the two consultants damages of $1,270,000; $101,243 for breach of contract; certain declaratory relief upholding the validity of the consulting agreement; and reimbursement of the consultants' attorney's fees and costs incurred in the arbitration of $341,375.  On August 30, 2015, the Company and Hawaii Solar, LLC and National Energy Partners, LLC entered into a settlement agreement.  The Company will pay NEP $826,000 to settle and compromise the claims and controversies between the Company and NEP and to terminate the Xnergy Action, the DOE Action and the DPR Arbitration. Of the $826,000, 369,318 shares of common stock were issued for $325,000.

Common Stock Transactions

During the nine months ended September 30, 2015, the Company issued 605,770 common shares for services valued at $560,990. The Company also issued 200,000 common shares for debt issuance costs valued at $226,000. The Company cancelled the 2,190,484 shares of its common stock it received in settlement of litigation. The Company issued a stock subscription of $2,000,000 for 1,666,667 shares of its common stock and for warrants to purchase an additional 833,334 shares of common stock for $1.60 per share, subsequently reduced to $0.20 per share. The warrants are exercisable beginning six months from the issuance date and ending 5 years after they become exercisable. The Company issued a stock subscription of $37,785 for 50,000 shares of its common stock for $0.75 per share to its CEO.

Credit Line Payable

During the nine months ended September 30, 2015, the Company borrowed $3,000,000 on the line of credit. The line of credit is for up to $4,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Sumter Heat and Power CHP plant and the Melga Solar Project. The Company received net proceeds of $2,911,700 after closing costs. The Company has issued 400,000 shares of Class D convertible preferred stock as tertiary collateral for the line of credit. The $88,300 of fees withheld from the proceeds of the line of credit are included in prepaid expenses and are being amortized over the term of the line of credit.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

CHP Plant Sumter SC

Electricity and thermal heat is being generated and revenue from the generator is captured for processes in the poultry facility, lowering energy costs, reducing greenhouse gas emissions and improving energy efficiency. The Company realized the first revenues from CHP during June 2015.

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

Related Party Notes Payable

The related party notes payable, totaling $1,333,147, are due on demand, accrue interest at 12% per annum and secured by the proceeds of the Company’s Sun Valley projects.

Convertible Note Payable and Note Payable

During the nine months ended September 30, 2015, the Company borrowed $10,000,000 on a Senior Convertible note payable to Jackson Investment Group, LLC (“Jackson”.) The note payable was convertible into shares of the Company’s common stock at $1.00 per share. However, on May 13, 2015, the convertible note payable was amended to increase the conversion price to $1.02 per share. The convertible note payable accrued interest at 12% per annum and was due on September 10, 2015. The convertible note payable was secured  by all the assets of the Company except for the Sumter Heat and Power CHP plant and the Melga Solar Project and is also guaranteed by each of the Company’s Subsidiaries, other than the two just mentioned. The Company received net proceeds of $9,953,068 after closing costs. The $46,932 in legal fees withheld from the loan proceeds are included in prepaid expenses and were amortized over the 6 month term of the convertible note payable.

The lender received 200,000 shares of common stock valued at $226,000 as consideration for making the loan. The lender also received 2,000,000 warrants to purchase shares of the Company’s common stock at $1.02 per share (amended from $1.00 per share). The value of the warrants measured by the Company was $1,321,600. The value was computed using the Black-Scholes formula with a 5 year maturity, 1.62% risk free rate and a 94.46% volatility. The lender also received the option (‘the Option”) to purchase shares of the Company’s common stock at $1.02 per share (amended from $1.00 per share) upon the Company’s repayment of all or part of the convertible note payable. The value of the right to purchase common shares measured by the Company was $649,091. The value was computed using the Black-Scholes formula with a 1 year maturity, .25% risk free rate, a 87.06% volatility and a 5% probability of exercise.  The total discount on the convertible note payable of $2,196,691 is being amortized over the 6 month term of the debt.

The $10 million Senior Convertible note was paid on September 10, 2015. On September 10, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) pursuant to which a 15% senior secured note (the “September Note”) in the principal amount of $10,600,000 was issued, due February 29, 2016 to Jackson. The September Note was issued to repay and refinance in full the 12% senior secured convertible note due September 10, 2015 and issued on March 10, 2015 (the “March Note”), including $600,000 of accrued interest under the March Note. The September Note was issued solely as a result of unexpected construction delays outside of the parties' control at the Brooks Heat & Power CHP facility being constructed and is still collateralized by all of the assets of the Company and guaranteed by the Company's Subsidiaries, except as noted above.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

Neither the September Note, nor interest accrued thereon, is convertible into shares of the common stock of the Company. The 2,000,000 stock purchase warrants granted to Jackson by the Company on March 10, 2015 remain unchanged and are exercisable until March 10, 2020. The Option granted to Jackson on March 10, 2015 remains unchanged and is exercisable until March 10, 2016

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity during the periods ended September 30, 2015 and December 31, 2014 is presented below:

	No. of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Balance Outstanding, December 31, 2013	22,660,668	$1.9	6.52	$43,055,269
Granted	200,000	$0	10
Granted	100,000	$1	10
Granted	8,521,654	$6	3
Cancelled	(3,600,000)	$(1.18)	--
Forfeited	(1,472,060)	$(1.90)	--
Exercised	(9,778,344)	$(1.60)	--
Balance Outstanding, December 31, 2014	16,631,918	$3.8	5.29	$53,353,862
Granted	2,000,000	$1	5
Granted	300,000	$1.08	5
Granted	833,334	$1.6	5
Granted	250,000	$1.02	10
Forfeited	(1,200,000)	$(2.15)	--
Balance Outstanding, September 30, 2015	18,815,252	$3.12	4.41	$62,425,196
Exercisable, September 30, 2015	16,553,347	$3.39	3.94	$56,138,433

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 4 - STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

A summary of the Company’s option activity during the periods ended September 30, 2015 and December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, December 31, 2013	1,011,290	$1.85	8.22	$1,851,695
Granted	1,500,000	$2	10
Granted	150,000	$3	10
Granted	120,000	$2.45	10
Granted	60,000	$2.27	10
Granted	105,000	$3.1	10
Granted	60,000	$2.45	10
Granted	100,000	$2.54	10
Granted	10,000	$1.29	10
Granted	52,720	$1.37	10
Granted	5,000	$0.75	10
Forfeited	(492,119)	$3.37	--
Exercised	(85,024)	$1.36	--
Balance Outstanding, December 31, 2014	2,596,867	$2.54	8.82	6,596,037
Granted	30,000	$1.2	10
Granted	100,000	$1.01	10
Granted	12,500	$1.21	10
Granted	5,000	$0.98	10
Granted	15,000	$0.97	10
Granted	7,500	$0.9	10
Granted	5,000	$0.92	10
Granted	35,000	$1.11	10
Granted	74,000	$1.15	10
Granted	440,000	$0.87	10
Granted	240,000	$0.76	10
Granted	500,000	$1.00	10
Granted	1,000,000	$2.00	10
Granted	1,000,000	$3.00	10
Granted	1,000,000	$4.00	10
Granted	400,000	$3.00	10
Forfeited	(959,061)	$2.24	--
Balance Outstanding, September 30, 2015	6,501,806	$2.59	8.41	$16,869,339
Exercisable, September 30, 2015	1,678,065	$1.93	8.01	$3,240,631

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

There were no changes in the valuation techniques during the periods ended September 30, 2015 and December 31, 2014. The estimated fair value of certain financial instruments, including cash and cash equivalents and current liabilities, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Assets:

On December 15, 2014, the Company purchased 639.25 natural gas option contracts for $2,429,150, to mitigate its exposure to fluctuations in natural gas price in connection with its CHP facility in Alberta, Canada. The gas delivery dates range from January 1, 2016 to December 31, 2022. At each reporting date the Company revalues the options to the NYMEX-NG last trade value. The Company recorded a loss of $1,103,143and $-0- for the nine months ended September 30, 2015 and 2014, respectively, on the value of contracts.

Assets measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2015:

Assets:	Total Carrying Value at September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Natural gas futures	$1,323,123	$1,312,123	$-	$-

The following is a summary of activity of Level 1 assets for the periods ended September 30, 2015 and December 31, 2014:

Balance at December 31, 2013	$--
Purchases of futures contracts	2,429,150
Change in fair value 2014	(2,884)
Balance at December 31, 2014	2,426,266
Purchases of futures contracts	--
Change in fair value 2015	1,103,143
Balance at September 30, 2015	$1,323,123

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Office and computer equipment	$360,369	$327,023
Software	99,877	91,256
Manufacturing and installation equipment	456,164	442,450
Leasehold improvements	-	759,304
Cogeneration plants	67,076,627	56,022,580
Vehicles	-	-
Sub Total	67,993,037	57,642,613
Accumulated depreciation	(761,746	(826,987
Net	$67,231,291	$56,815,626

Depreciation expense was $243,527 and $83,655, for the nine months ended September 30, 2015 and 2014, respectively. Approximately $67,652,331 of the Company’s property and equipment serves as security against its debt. Depreciation of the cogeneration plants commenced when the Sumter plant was placed in service during the second quarter of 2015. Depreciation on additional plants will commence when they are placed in service.

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

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action’) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al. (the “DOE Action”.) The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (“DPR Arbitration”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares, and (c) pay $1000 in attorney fees.  Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.  The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retroactive basis.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Equipment Purchase Commitments

The Company has entered into equipment purchase agreements whereby it has committed to paying approximately $20,928,229 for electrical co-generation equipment. The Company has made deposits of approximately $14,659,149 (70% of the total commitment) toward the purchase of the equipment which is included in construction in progress-property and equipment. The balance of the purchase price will be due upon acceptance of the equipment by the Company in accordance with progress payments as set out in the purchase contracts.

Pending Litigation

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff's Counsel.  The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2015, plaintiff filed a First Amended Complaint ("FAC").  The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company's stock during the period from October 7, 2013 through October 21, 2014.  Defendants filed a motion to dismiss FAC on May 4, 2015.  On November 4, 2015, the Court dismissed all of the claims in the complaint.  The Court has given plaintiff leave to amend the complaint by November 30, 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

On August 31, 2015, a derivative lawsuit was filed in Nevada state court, captioned Powell v. Cagan, et al., No. A-15-723839-C (8th Judicial District Court, Clark County, Nevada).  The named plaintiff in the case is not related to G. Robert Powell, the Company’s current CEO.  It names as defendants Brett Woodard, Johnny R. Thomas, John C. Francis, and the entire Board of Directors.  It also names the Company as a nominal defendant.  The complaint brings claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, from October 2013 to the present based on directors and management allegedly allowing the Company to make false and misleading statements to the public, thereby resulting in a class action lawsuit and exposing the company to damages.  The defendants have not yet been served.  The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

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

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 8 - DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of the Discontinued Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$274,435	$1,494,822	$3,501,974	$4,521,258
Cost of Sale	(204,007)	(478,004)	(1,539,811)	(1,572,119)
Depreciation & Amortization	(3,677)	(7,018)	(24,829)	(17,820)
General & Admin	(346,643)	(1,239,390)	(3,115,330)	(3,364,995)
Other Income	(2,668)	(6,143)	(16,391)	(18,554)
Discontinued Operations	$(282,560)	$(235,733)	$(1,194,387)	$(452,230)

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

The Company has segmented its business into three operating segments: (1) Technology which includes sales of the battery technology and the RTI edge device; (2) Construction which includes the sales of projects for which the Company performs the engineering, procurement, construction and/or management of the projects; and (3) Power Generation which includes power revenue generated from facilities owned and operated by the Company and O&M maintenance and service on both facilities owned and not owned by the Company.

The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. All significant intercompany transactions and balances have been eliminated. No restatement of prior period operating segments is necessary. The following tables show the operations of the Company’s reportable segments for the nine months ended September 30, 2015 and 2014:

				Power
	Technology	Construction		Generation	Consolidated
September 30, 2015
Revenues	$699,591	$8,940,319		$974,501	$10,614,411
Cost of Sales	441,901	8,189,652		411,920	9,043,473
Gross Profit	$257,690	$750,667		$562,581	$1,570,938
Total assets	$1,676,821	$29,626,921		$24,180,332	$100,419,505

				Power
	Technology	Construction		Generation	Consolidated
September 30, 2014
Revenues	$749,985	$4,201,724	$		$4,951,709
Cost of Sales	511,624	3,807,013			4,318,637
Gross Profit	$238,361	$394,711		$-	$633,072
Total assets	$2,024,754	$12,203,487		$-	$89,166,292

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

During the nine months ended September 30, 2015, PowerGenix realized a net loss of $8,098,224. Accordingly, the Company recognized 24.4% of the net loss in the amount of $1,975,966. During the nine months ended September 30, 2015, the Company completed its cash obligation by investing an additional $400,000 into PowerGenix.

Summarized financial information as of September 30, 2015 and for the nine months then ended of PowerGenix is presented as follows:

Total Assets	$ 2,013,482
Total Liabilities	$ 4,367,398
Net Loss	$ 8,098,224

NOTE 11 - SUBSEQUENT EVENTS

On November 4, 2015, the Court dismissed all of the claims in the complaint of the purported class action lawsuit that was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263).  The Court has given plaintiff leave to amend the complaint by November 30, 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

On October 23, 2015, the Company granted 149,673 Stock options to employees at $1.10 per share. The shares vest over 3 years and expire in 10 years.   On October 27, 2015, the Company granted 15,813 Stock Options to employees at $1.03 per share. The shares vest over 3 years and expire in 10 years. On October 27, 2015, the Company granted 12,500 Stock Options to employees at $0.82 per share.  The shares vest over 3 years and expire in 10 years. On October 27, 2015, the Company granted 15,000 Stock Options to employees at $0.83 per share. The shares vest over 3 years and expire in 10 years.

On October 20, 2015, the Company collected $4,000,000 in stock subscriptions for 8 million shares of common stock, with an over-allotment option to purchase 7,967,822 shares (Series B Warrants) for 6 months after closing, and ability to purchase up to 8 Million shares of common stock at $0.83 per share for a five year period commencing 6 months after closing (Series A Warrants), and ability to purchase an additional 2,000,000 shares of common stock (Series C Warrants) at $0.65 per share.  Net proceeds were $3,655,000.

BLUE EARTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On October 27, 2015, the Company amended the October 20, 2015 Agreement to exchange 7,642,580 shares of common stock; Series B Warrants to purchase 7,967,822 shares of common stock; Series A Warrants to purchase 8,000,000 shares of Common Stock; and Series C Warrants to purchase 2,000,000 shares of common stock for $4,203,419, which is $0.55 per share, and 3,000,000 purchase warrants exercisable at $0.55 per share.

On October 23, 2015, the Company entered into a 9% Senior Secured Note for a principal amount of $5,154,507. Net Proceeds to the Company were $4,940,000.  The 9% Senior Secured Note is due December 23, 2015.

On October 11, 2015, the Company signed a Promissory Note for $310,000 with its CEO.  The note accrued interest at 9%.  The Note and the accrued interest were subsequently repaid on October 20, 2015.

On October 30, 2015, the Company’s subsidiary EnSite Power, Inc. received a securities purchase agreement and $1,000,000 in an escrow account for 100,000 preferred shares of EnSite Power, Inc., which was subsequently released from escrow. The official record date for the spinoff of EnSite Power, Inc. is December 1, 2015, subject to certain regulatory notifications, approvals and other customary conditions.

On October 30, 2015, the Company issued 12,500 shares to Alan Krusi, as independent director, for services rendered.

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

LITIGATION DISCLOSURE STATEMENT

False allegations have been made against the Company by an anonymous blogger that stated he has a short position in the Company’s common stock, which has resulted in a class action lawsuit.  The Company has hired professionals to assist in communications and defense against the false allegations.  Management has been advised by counsel to continue to announce significant developments and milestones as they occur.  However, management has also been cautioned to avoid forecasts and detailed forward-looking statements for all of our Construction, Technology and Power Generation operating segments. Our general policy will be to release information as appropriate when significant events occur that define the event in the context of our business model.  Management continues to have confidence in our business model and in our ability to create shareholder value over time.

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

The Company has expanded its comprehensive power generation solutions offerings through strategic acquisitions of companies that have been providing energy solutions to an established customer base or have developed a proprietary technology that can be utilized by our customers to improve equipment reliability, reduce maintenance costs and provide a better overall operating environment. The companies’ operational activities are being conducted through the following six business units: Blue Earth Solar; Blue Earth CHP; Blue Earth PPS, Blue Earth Capital, Blue Earth Generator and Blue Earth EPS. Blue Earth EPS and Blue Earth PPS are part of the Technology operating segments.  Blue Earth Solar is part of the Construction operating segments. Blue Earth Generator and Blue Earth CHP are part of Power Generation, the Company’s third operating segment. The primary strategic objective for the respective business units is to provide services which establish and build brand awareness about the comprehensive alternative/renewable power generation solutions provided by the Company to its existing and future customers.

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

The Blue Earth CHP unit builds, owns, operates and/or sells the power plants or builds them for the customer to own. As we continue to expand our core power generation business as an independent power producer (IPP), we intend to sell the electricity, hot water, heat and cooling generated by the power plants that we own under long-term energy purchase agreements to utilities and long-term take or pay contracts to our industrial customers. The Company also intends to finance alternative and renewable power projects through industry relationships.  Electricity and thermal heat is being generated and revenue from the generator is captured for processes in the poultry facility, lowering energy costs, reducing greenhouse gas emissions and improving energy efficiency. The Company realized the first revenues from CHP during June 2015. Blue Earth CHP added personnel and facilities enabling it to develop, construct and maintain backup generators and cogeneration systems in the New York metropolitan area.

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

Actual Results of Operations

Our revenues are derived from power generation, construction services and the sale of our proprietary technologies.

During the second quarter of 2015 the Company discontinued the Blue Earth Energy Management, Inc. (BEEMS) business unit as the Company is focusing its efforts and resources on its core energy generation business units. All of the operating results as presented below have been restated to reflect the operations as discontinued.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues

The Company recognized $3,285,997 of revenue for the three months ended September 30, 2015, as compared to $1,183,357 for the three months ended September 30, 2014, an increase of $2,102,640 or 177%. The current year’s revenues represent sales from the Company’s divisions Technology ($451,321), Construction ($2,523,152) and Power Generation ($311,524). The prior year’s revenues represent sales from the Company’s divisions Technology ($468,750) and Construction ($714,607). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems. Power Generation sales are from revenue generated from facilities owned and operated by the Company and O&M and service contracts are from facilities both owned and not owned by the Company... Construction's revenues increased due to work on the solar generation project in Indiana.

	Three Months Ended September 30,		Change
	2015	2014	$	%
Technology	$451,321	$468,750	(17,429)	(4)
Construction	2,523,152	714,607	1,808,545	253
Power generation	311,524	-	311,524	100

Total revenue	$3,285,997	$1,183,357	2,102,640	177

Cost of Sales and Gross Profit

Costs of sales for the three months ended September 30, 2015 were $2,412,262 resulting in a gross profit of $873,735 or 27% of revenues. Technology had a gross profit of $242,012 or 54% compared to a profit of $622,888 or 25% for Construction. Power Generation had a gross profit of $8,835 or 3%. By comparison, during 2014 we had a cost of sales of $1,497,395 with a gross profit of ($314,038) or (27%). Technology had a gross profit of $97,048 or 21% compared to ($411,087) or (58%) for Construction and Power Generation had a gross profit $-0- in 2014.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $6,129,280 for the three months ended September 30, 2015 as compared to $7,234,886 for the three months ended September 30, 2014, a decrease of $1,105,606 or (15%.)  In 2015, approximately $660,466 (11%) of the operating expenses were from Technology, $798,214 (13%) were from Construction and $665,806 (11%) from Power Generation. The balance of $4,004,794 (65%) for 2015 was corporate administrative expense. Approximately $1,493,618 (24%) of the operating expenses was for payroll costs and $1,280,975 (21%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

In 2014 approximately $895,864 (12%) of the operating expenses were from Technology and $3,896,936 (54%) were from Construction. The balance of $2,442,086 (34%) for 2014 was corporate administrative expense. Approximately $1,286,950 (18%) of the operating expenses was for payroll costs and $641,625 (9%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $910,582 (15%) compared to $1,233,939 (17%) in 2014. We recorded depreciation and amortization expense of $1,479,766 in 2015 compared to $1,077,187in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2015 was $(1,704,250) compared to $(57,819) for the three months ended September 30, 2014. The increase was primarily attributable to interest expense of $725,628, loss on natural gas futures $925,704 and a loss from the equity investment in PowerGenix of $683,916 offset by a gain on settlement of litigation of $614,280  compared to $62,532, $-0- and $-0-, respectively, during 2014.

Net Loss Attributable to Common Shareholders

Net loss was $7,242,355 for the three months ended September 30, 2015 as compared with a net loss of $7,842,476 for the three months ended September 30, 2014, a decrease of $600,121.  Excluding the non cash expenses of common stock issued for services and from the amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $3,770,859 and $2,973,118 for 2015 and 2014, respectively.

The net loss attributed to common shareholders was $7,242,355in 2015 compared to $7,856,346 in 2014.The net loss translates to $0.07 per share in 2015 ($0.00 per share from discontinued operations) compared to $0.11 ($0.00 per share from discontinued operations) in 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues

The Company recognized $10,614,411 of revenue for the nine months ended September 30, 2015, as compared to $4,951,709 for the nine months ended September 30, 2014, an increase of $5,662,702 or 114%. The current year’s revenues represent sales from the Company’s divisions Technology ($699,591), Construction ($8,940,319) and Power Generation ($974,501).  The prior year’s revenues represent sales from the Company’s divisions Technology ($749,985) and Construction ($4,201,724). Technology sales include the UPStealth® battery backup management systems.  Construction sales are from installation of alternative energy systems and maintenance of CHP systems. Construction's revenues increased due to work on the solar generation project in Indiana. Power Generation sales are from revenue generated from facilities owned and operated by the Company and O&M and service contracts are from facilities both owned and not owned by the Company.

Construction revenues increased due to ongoing construction of major solar projects in the US Midwest.Power Generation revenues are the result of the addition of new business operations in the fourth quarter of 2014 providing CHP and power backup systems operation and maintenance services and the addition of power generation revenues from our CHP facility in Sumter, SC. The reported revenues for the Technology division include sales of the UPStealth® battery backup management systems and RtiEdge® device.

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Technology	$699,591	$749,985	(50,394)	(7)
Construction	8,940,319	4,201,724	4,738,595	135
Power generation	974,501	-	974,501	100

Total revenue	$10,614,411	$4,951,709	5,662,702	114

Cost of Sales and Gross Profit

Costs of sales for the nine months ended September 30, 2015 were $9,043,473 resulting in a gross profit of $1,570,938 or 15% of revenues. Technology had a gross profit of $257,689 or 37% compared to a profit of $750,667 or 8% for Construction. Power Generation had a gross profit of $562,582 or 58%. By comparison, during 2014 we had a cost of sales of $4,318,637 with a gross profit of $633,072 or 13%. Technology had a gross profit of $238,361 or 32% compared to $394,711 or 9% for Construction. The Power Generation division had not started operations in 2014. The Technology division gross profits rebounded due as the group corrected its quality issues from a major supplier. Construction division gross profits more than doubled on marginally lower year on year gross profit percentages.

Operating Expenses

General and Administrative Expenses and Depreciation and Amortization Expense

Operating expenses were $18,582,249 for the nine months ended September 30, 2015 as compared to $18,054,665 for the nine months ended September 30, 2014, an increase of $527,584 or 3%.  In 2015, approximately $2,377,948 (13%) of the operating expenses were from Technology, $4,558,699 (25%) were from Construction and $1,336,360 (7%) from Power Generation. The balance of $10,309,272 (55%) for 2015 was corporate administrative expense. Approximately $4,331,012 (23%) of the operating expenses was for payroll costs and $3,713,622 (20%) was for consulting and professional fees in 2015. The increase in operating expenses for 2015 was primarily due to an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

The current year to date operating expenses reflect abnormally large professional fees relating to ongoing itigation, including the recently dismissed class action suit, and are not expected to continue. Discontinuance of the Energy Management Services business and spinoff of EnSite Power, Inc. are expected to further significantly reduce operating expenses and will be additive to reductions in operating expenses associated with the Construction segment which have already been recognized to date.

In 2014 approximately $3,071,578 (17%) of the operating expenses were from Technology and $6,809,550 (38%) were from Construction. The balance of $8,173,537 (45%) for 2014 was corporate administrative expense. Approximately $3,929,055 (22%) of the operating expenses was for payroll costs and $3,072,670 (17%) was for professional fees in 2014.

In 2015, operating expenses include stock compensation expense of $3,063,082 (16%) compared to $2,682,987 (15%) in 2014. We recorded depreciation and amortization expense of $3,390,664 in 2015 compared to $3,102,945 in 2014.

We expect our costs for personnel, consultants and other operating expenses to increase as we implement our business plan. Thus, our general and administrative expenses are likely to increase significantly in future reporting periods.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2015 was $(1,848,922) compared to $(366,955) for the nine months ended September 30, 2014. The increase was primarily attributable to a gain of $2,592,910 from the settlement of threatened and actual litigation in the first half of 2015 compared to $-0- in the nine months ended September 30, 2014. The gain on the settlement of the litigation was offset by a loss from the equity investment in PowerGenix of $1,975,967, loss on gas futures of $1,100,260 and interest expense of $1,394,963 in 2015.

Net Loss Attributable to Common Shareholders

Net loss was $20,054,620 for the nine months ended September 30, 2015 as compared with a net loss of $18,240,778 for the nine months ended September 30, 2014, an increase of $1,813,842.  Excluding the non cash expenses of common stock issued for services and from the amortization of intangible assets acquired for stock and stock options/warrants issued for services, the loss would have been $12,425,631and $11,054,132 for 2015 and 2014, respectively.   The increase in operating expenses for 2015 was primarily due an increase in professional fees as a result of the ongoing litigation and fees paid to employment agencies.

The net loss attributed to common shareholders was $20,054,620 in 2015 compared to $19,744,360 in 2014 due to the dividends of $1,503,582 accrued on the Series C preferred stock and paid in common shares during the nine months ended September 30, 2014.  The Series C preferred shares were all converted into common so no additional dividends were incurred in the succeeding periods. The net loss translates to $0.20 per share in 2015 ($0.01 per share from discontinued operations) compared to $0.23 ($0.01 per share from discontinued operations) in 2014.

Liquidity and Capital Resources as of September 30, 2015 compared with December 31, 2014

Net cash used in continuing operating activities during the nine months ended September 30, 2015 totaled $6,485,487 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $20,054,620, we incurred an increase in construction in progress of $371,955 and prepaid expenses of $100,609 that was partially offset by common stock options and warrants granted for services expensed at $3,063,082, common stock issued for services valued at $560,991, depreciation and amortization of $3,390,664, and gas futures losses of $1,103,143. We also decreased our accounts receivable by $2,866,846, restricted cash by $612,070 and increased accounts payable by $386,840.  We expect to continue with a negative cash flow from operations for the foreseeable future as we continue to build our business.

Net cash used in continuing operating activities during the nine months ended September 30, 2014 totaled $7,988,198 and resulted primarily from the operating expenses associated with the activities of the parent company related to carrying out our business plan.  In addition to a net loss of $18,240,778, we incurred an increase in accounts receivable and billings in excess of $1,687,672 and a decrease in accounts payable of $380,559. These outflows were partially offset by common stock warrants and options granted for services expensed at $2,682,987, common stock issued for services valued at $1,400,714, and depreciation and amortization of $3,102,945.

Net cash used in continuing investing activities during the nine months ended September 30, 2015 totaled $11,140,744 which included $10,737,867 for purchases of equipment and $400,000 invested in an equity subsidiary. Net cash used in continuing investing activities during the nine months ended September 30, 2014 totaled $7,646,744, of which $7,314,299 was used for purchases of equipment.

Net cash provided by continuing financing activities during the nine months ended September 30, 2015 totaled $14,196,683 and resulted from $2,911,700 of proceeds from the line of credit and $9,953,068 of proceeds from the convertible note payable. The cash inflows were partially offset by principal payments on notes payable of $543,420.  Net cash provided by financing activities during the nine months ended September 30, 2014 totaled $12,723,576. These inflows primarily came from $12,565,876 from common stock subscriptions and $1,600,119 of gross proceeds from the exercise of options and warrants. The inflows were offset by payments on notes payable and line of credit of $1,846,706 and notes payable to related parties of $4,004.

At September 30, 2015, we had a working capital deficit of $14,822,531 including $616,790 in cash and cash equivalents compared with working capital of $2,593,659 at December 31, 2014.  We anticipate our revenue generating activities to continue and even increase as we execute on our alternative/renewable energy and energy efficiency initiatives as well as from future acquisitions. The decrease in working capital was the result of our investment in CHP projects.

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

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $1,500,000 was funded and repaid during 2013 and $3,000,000 was funded and repaid in 2014. $4,000,000 is currently available upon our meeting the terms and conditions of the credit facility of which a draw of $3,000,000 was drawn down on February 24, 2015. Additional draws are subject to approval of the planned use of proceeds by the lender in order to borrow against the facility.  The Company has elected to not draw down any additional funds at this time. The line of credit is secured by one CHP projects and by one solar project and accrues interest at 12% per annum.

On March 10, 2015, we issued an 6 month convertible note payable for $10,000,000 to Jackson Investment Group, LLC (“Jackson”). The note payable was convertible into shares of our common stock at $1.00 per share at the noteholder’s option. We granted 2,000,000 stock purchase warrants exercisable at $1.00 per share as consideration for the convertible note payable. On May 13, 2015, the convertible note payable and warrants were amended changing the conversion and exercise price to $1.02 per share at the direction of NASDAQ in order for the Company to maintain its listing. The convertible note payable is secured by all of our assets except one CHP project and one solar project and accrues interest at 12% per annum.

The $10 million Senior Convertible Note was paid on September 10, 2015. On September 10, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) pursuant to which a 15% senior secured note (the “September Note”) in the principal amount of $10,600,000 was issued, due February 29, 2016 to Jackson.. The September Note was issued to repay and refinance in full the 12% senior secured convertible note due September 10, 2015 and issued on March 10, 2015 (the “March Note”), including $600,000 of accrued interest under the March Note. The September Note was issued solely as a result of unexpected construction delays outside of the parties’ control at the Brooks Heat & Power CHP facility being constructed and now collateralized by the September Note.

Neither the September Note, nor interest accrued thereon, is convertible into shares of the common stock of the Company. The 2,000,000 stock purchase warrants granted to Jackson by the Company on March 10, 2015 remain unchanged and are exercisable until March 10, 2020. The Option granted to Jackson on March 10, 2015 remains unchanged and is exercisable until March 10, 2016.

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

Related Party Transactions

The Company had no significant related party transactions during the nine months ended September 30, 2015. The Company owes $1,333,147 plus accrued interest to a director for funds borrowed in prior periods.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to valuation of accounts receivable and allowance for doubtful accounts, those related to the estimates of depreciable lives and valuation of property and equipment, valuation of derivatives, valuation of payroll tax contingencies, valuation of share-based payments, warranty reserves and the valuation allowance on deferred tax assets.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Interim Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2015, there have been changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the most recent quarter, the Company implemented a more thorough review process of the financial statements, notes to the financial statements, and the MD&A section by increasing the number of individuals reviewing the documents.   The Company has also added personnel with significantly more experience and knowledge that has oversight over the financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There have been substantive changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2014; and we are not involved in any other material pending legal proceeding or litigation, except as set forth below, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

On October 24, 2014, a purported class action lawsuit was filed against the Company, two executive officers, and one non-executive officer in the U.S. District Court for the Central District of California (Case No:2:14-cv-08263). On January 21, 2015, the court appointed a Lead Plaintiff and Lead Plaintiff's Counsel.  The Court also re-captioned the case In re Blue Earth, Inc. Securities Litigation, File No. CV 14-8263 DSF (JEMx). On March 13, 2015, plaintiff filed a First Amended Complaint ("FAC").  The FAC alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and a purported class of purchasers of the Company's stock during the period from October 7, 2013 through October 21, 2014.  Defendants filed a motion to dismiss FAC on May 4, 2015.  On November 4, 2015, the Court dismissed all of the claims in the complaint.  The Court has given plaintiff leave to amend the complaint by November 30, 2015.  The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter.

On August 31, 2015, a derivative lawsuit was filed in Nevada state court, captioned Powell v. Cagan, et al., No. A-15-723839-C (8th Judicial District Court, Clark County, Nevada).  The named plaintiff in the case is not related to G. Robert Powell, the Company’s current CEO.  It names as defendants Brett Woodard, Johnny R. Thomas, John C. Francis, and the entire Board of Directors.  It also names the Company as a nominal defendant.  The complaint brings claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, from October 2013 to the present based on directors and management allegedly allowing the company to make false and misleading statements to the public, thereby resulting in a class action lawsuit and exposing the company to damages.  The defendants have not yet been served.  The Company believes the claims contained in the complaint are without merit and will vigorously defend this matter.

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

During 2014 the Company filed a demand for arbitration with the American Arbitration Association and National Energy Partners LLC (“NEP”) and its subsidiary, Hawaii Solar LLC (“HS”) counterclaimed. The Company subsequently initiated two actions in the First Circuit Court of the State of Hawaii, the first titled Xnergy and Blue Earth, Inc. vs. Hawaii Solar, LLC. National Energy Partners, LLC, et al., Civil No. M-1-1694-08 (JHC) (the “Xnergy Action”) and the second titled Blue Earth Solar, Inc. vs. State of Hawaii, Department of Education, et al. (the “DOE Action”) The parties agreed to attempt to resolve their dispute through arbitration administered by Dispute Prevention and Resolution (“DPR Arbitration”). On August 30, 2015, the parties to the above Xnergy Action, DOE Action and DPR Arbitration entered into a Settlement Agreement and Release and a Lock-Up/Leak-Out Agreement conditioned upon subsequent Board of Directors approval by the Company which was obtained on September 3, 2015.  The Settlement Agreement provides for the Company to:  (a) pay $500,000 to HS (a portion of which will be paid by the Company’s insurance carrier), (b) issue shares valued at $325,000 at a price of $0.88 per share to be registered with the SEC within sixty (60) days of the issuance of the shares, and (c) pay $1000 in attorney fees. Pursuant to the terms and conditions of the Lock-Up/Leak-Out Agreement, all shares will be restricted for six (6) months, unless registered sooner and upon registration or expiration of the six-month period, seller may sell up to 10,000 shares per day and 50,000 shares per week on a non-cumulative basis.  The parties exchanged mutual releases and will dismiss all claims upon payment to HS. The settlement is a Type 1 subsequent event accordingly the Company’s financial statements are restated to reflect the award on a retro-active basis.

ITEM 1A. RISK FACTORS.

There have been no material changes from risk factors previously reported in the Company's Form 10-K for December 31, 2014, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 10, 2015, the Company issued 10,000 shares to Larry Eggleston, for services rendered.  On July 13, 2015, the Company issued 13,158 shares to Hobbs & Towne for services rendered.  On July 28, 2015, the Company issued 12,500 shares to Alan Krusi, as independent director, for services rendered.  On September 17, 2015, the Company issued 369,318 shares to DOE Hawaii Solar 2014, LLC in settlement of litigation.  On September 21, 2015, the Company issued 92,425 shares to Donald R. Kendall, Jr., an officer of the Company, as payment of expenses pursuant to the terms of his employment agreement.  On September 22, 2015, the Company issued 99,883 shares to Edward L. Davis for consulting services rendered.  On September 22, 2015, the Company issued 50,000 shares to G. Robert Powell, the Company’s Chief Executive Officer, for $37,835 cash.

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

BLUE EARTH, INC.

Date: November 9, 2015	By:	/s/ G. Robert Powell
G. Robert Powell
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ G. Robert Powell
G. Robert Powell
Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)