Form 10-K/A
period 2014-12-31
Blue Earth, Inc.
filed 2016-02-10
CIK 1422109

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

235 Pine Street, Suite 1100
San Francisco, CA 94104
Telephone: 415-964-4411

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KA amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Report”) of Blue Earth, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on March 16, 2015, amended on April 22, 2015 (Amendment No. 1) with respect to Items 10-14, and amended on October 6, 2015 (Amendment No. 2) to present on a retroactive basis the effect of several type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations and also incorporates revisions to the Notes  to the consolidated financial statements and Management’s Discussion and Analysis as the result of the response to review comments from the Securities and Exchange Commission staff. This amendment is being filed because the Company re-evaluated its historical and then current practices with respect to its treatment of a purchased asset as an intangible asset in accordance with accounting principles generally accepted in the United States of America. In connection with this re-evaluation and upon further review of the accounting literature, the Company has concluded that the accounting for the issuance of shares to Mr. Donald R. Kendall, Jr. in connection with the Company’s acquisition of Kenmont Solutions Capital (“KSC”), Mr. Kendall’s company, should follow the guidance in ASC Topic 718, Compensation-Stock Compensation. There are no market, performance, or service conditions that must be met in the employment contract. Further, there are no restrictions on the shares issued under the KSC acquisition. Accordingly, the fair value of the shares issued to Mr. Kendall should have been expensed in the period the shares were issued. This Amendment also incorporates revisions to Note 2, Note 7, Note 9, Note 11, Note 13, Note 16, Note 17, and Note 18 and Mananagement’s Discussion and Analysis due to the restatement and as a result of the response to review comments from the Securities and Exchange Commission staff.

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

As of January 31, 2014, Blue Earth, through Blue Earth Capital, Inc. (“BEC”) purchased 100% of the equity interests in Kenmont Solutions Capital GP, LLC (“Kenmont”), a company owned by Donald R. Kendall, Jr., the Company’s Chief Executive Officer of Blue Earth Capital.  BEC will focus on sourcing equity and debt capital for the Company’s combined heat and power or co-generation projects; its solar PV projects and energy efficiency projects.  The capital formation entity will also source capital for strategic acquisition and joint development opportunities.  See Note 21 to the Consolidated Financial Statements.

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

On October 27, 2014, the Company entered into reciprocal stock purchase agreements to acquire an approximate 24.4% beneficial ownership in PowerGenix Series C Preferred Stock.  The purchase price was $10 million payable through a combination of cash ($2 million) and Blue Earth restricted common shares (3,729,604) valued at $2.145 per share, or an aggregate of $8 million. The restricted shares are subject to a lock-up/leak-out agreement.  Reciprocal equity ownership is designed to fund PowerGenix and maximize the working relationship between the two companies.  Under the terms of the purchase agreement, Johnny R. Thomas, CEO of Blue Earth, was elected to the Board of Directors of PowerGenix.  For as long as Blue Earth has the right to elect a member of the Board of directors, it is also entitled to designate a representative to attend PowerGenix Board of Directors meetings in a non-voting observer capacity.

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

On October 24, 2014, a purported class action lawsuit, Jordan Cianci v. Blue Earth, et. al., which purported to allege federal securities law claims against the Company and certain of its officers, was filed in the United States District Court for the Central District of California by the Rosen Law Firm.   The plaintiff seeks unspecified damages on behalf of a purported claim of purchase of our common stock between October 7, 2013 and October 21, 2014, the date of publication of the aforementioned Seeking Alpha articles.  Whether or not the litigation is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.   Although the Company believes the risk of loss to be remote, an adverse decision in this action could result in a material adverse effect on our results of operations and could harm our reputation. We believe this lawsuit is without merit and will vigorously defend this matter.

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

On October 24, 2014, a purported Class Action lawsuit, captioned “Jordan Cianci individually and on behalf of all others similarly situated v. Blue Earth, Inc., Johnny R. Thomas [an executive officer], John Francis [a non-executive officer], and Brett Woodard” [an executive officer] was filed in the U.S. District Court for the Central District of California (Case No: 2:14-cv-08263). The complaint is based, in large part, on the allegations contained in an anonymous article posted on October 21, 2014 on the website “SeekingAlpha.com”. The Company has previously responded to the “SeekingAlpha” allegations in a press release dated October 21, 2014 and refuted the veracity of the claims made in the article. The Company believes the claims contained in the complaint are without merit and is vigorously defending this matter with counsel appointed by the insurance carrier and that the risk of loss is remote.

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

The following is a summary of the securities issued and authorized for issuance under our 2009 Plan at December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,564,118	2.54	1,298,128
Equity compensation plans not approved by shareholders(1)	-0-	-0-	-0-
Total	2,564,118	2.54	1,298,128

Of the 2,564,118 options outstanding on December 31, 2014, 1,500,000 were held by the Company’s officers and directors.

(1)

The Company has issued warrants but has no equity compensation plan that was not approved by shareholders as of December 31, 2014.

Item 6.  Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended December 31, 2014. The selected financial data for the five fiscal years ended December 31, 2014, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain items in prior years’ information have been reclassified to conform to the 2013 presentation. These tables have been restated for discontinued operations of BEEMS and HVAC for 2014, 2013, 2012 and 2011and for discontinued operations of Genesis Fluid Solutions, Ltd. for 2010.  These tables have also been restated for the issuance of shares to Donald R. Kendall Jr. in connection with the Company’s acquisition of Kenmont Solutions Capital (“KSC”), Mr. Kendall’s company. The restated selected financial data follows the guidance in ASC Topic 718, Compensation-Stock Compensation.

(in thousands, except per share data)

Year Ended December 31,	2014	2013	2012	2011	2010
	(restated)
Revenue	$12,471	$6,939	$5,010	$1,053	$-

(in thousands, except per share data)

Year Ended December 31,	2014	2013	2012	2011	2010

Operating loss	$(31,525)	$(23,987)	$(8,083)	$(12,900)	$(2,670)
Net loss	$(33,844)	$(25,473)	$(9,607)	$(14,019)	$(3,588
Loss per share-continuing operations	$(0.46)	$(0.74)	$(0.46)	$(0.88)	$(0.18)
Net Loss per share	$(0.48)	$(0.79)	$(0.54)	$(0.93)	$(0.24)
Cash, cash equivalents, and short-term investments	$2,884	$8,373	$422	$358	$3,900
Total assets	$98,948	$86,431	$14,947	$14,083	$3,952
Long-term obligations	$0	$0	$0	$0	$0
Stockholders’ equity	$90,179	$79,338	$8,278	$7,245	$2.627

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This section has been restated for the issuance of shares to Donald R. Kendlell in connection with the Company’s acquisition of Kenmont Solutions, Mr. Kendell’s company. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors”.

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

Operating Expenses

Operating expenses were $32,006,945 for the twelve months ended December 31, 2014 as compared to $25,223,338 for the twelve months ended December 31, 2013, an increase of $6,783,607 or 26.9%, due to increased compensation expense for management and consultants in relation to the overall growth of our revenues. During the year ended December 31, 2014 we incurred $11,970,694 of stock based compensation expense compared to $17,106,843 during 2013. During 2014 approximately $5,728,652 (17.9%) were from BE Solar with the balance of $26,278,293 (82.1%) from our corporate administrative expenses and other subsidiaries. During 2013 $3,052,414 (12.1%) of the operating expenses were from BE Solar with the balance of $22,170,924 (87.9%) from our administrative expenses and other subsidiaries. Our administrative expenses for 2014 include $2,662,016 from the amortization of intangible assets acquired with BE Solar, BEPPS and BEEPS compared to $2,125,968 for 2013.

Net Loss

The net loss from continuing operations for the twelve months ended December 31, 2014 was $32,177,568, a $8,302,428 or 34.8% increase from the $23,875,140 for the twelve months ended December 31, 2013. This translates to a loss per share of $0.46 from continuing operations in 2014 compared to $0.74 in 2013.

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

Liquidity and Capital Resources as of December 31, 2014

Net cash used in continuing operations during the twelve months ended December 31, 2014 (“Fiscal 2014”) totaled $14,305,018 which resulted primarily from the operating expenses associated with the parent company related to carrying out our business plan.  In addition to a net loss of $33,843,875, we recognized an increase in accounts receivable and billings in excess of $1,464,509 and an increase in restricted cash totaling $632,102.  These increases were partially offset by stock based compensation expense of $11,970,694 and $2,781,460 of depreciation and amortization expense and an increase in accounts payable and accrued expenses of $3,757,059.

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

The cash cost of the anticipated initial seven CHP projects is estimated at $5,000,000 to $25,000,000 per project with a total estimated cash costs of $120,000,000. The total cost of the projects is estimated at $164 million, which includes $44 million of non-cash costs. The non-cash costs are for the acquisitions of the projects, which were paid in stock. Of the total estimated $120,000,000 of cash costs, approximately $13,200,000 has been paid through December 31, 2014. Project financing is expected to come from equity (generally 8-30%), senior debt (generally 60-70%) and mezzanine debt (generally 0-30%). The equity component is expected to come from cash on hand, the exercise of warrants and proceeds raised through the Company’s universal shelf registration statement on Form S-3. The senior debt and mezzanine debt are expected to be sourced from banks and other institutional investors. The Sumter project has been announced and is expected to begin generating electricity and hot water for sale in March, 2015. The Brooks Alberta Canada project has also been announced and is under construction with greater than 35% of expected expenses incurred as of December 31, 2014. We expect to have this plant in commercial operation in the mid of 2016.

The remaining four co-generation projects are still in the pre-construction phase permitting, interconnect activities, site analysis, design engineering and procurement of equipment and therefore, while included in the initial seven projects, have not yet reached the point where there is sufficient information to execute power purchase agreements with the hosts. However, the hosts continue to honor the executed term sheets and remain highly interested in completing the original seven and other similar projects with the Company.

The term sheets with the hosts set general parameters for developing and constructing combined heat and power plants on land to be leased from the hosts. Under the term sheets, the Company would own the plant and sell the electric power and thermal energy generated from the plant to the host under energy purchase agreements which will be entered into once the pre-construction activities are completed. Pre-construction activities are progressing on these and other projects and the Company expects these activities to be completed in time to reach commercial operation dates for the projects in 2016 and 2017, with three anticipated to generate revenue in 2016 and two in 2017. The commercial operation dates have been postponed from those originally planned primarily because of delays in obtaining financing and in completing interconnect and power purchase agreements with the serving power utilities at the various sites. We are actively working on arrangements with the serving utilities and expect to be successful in reaching appropriate resolution. The Company continues to have regular conversations with the hosts regarding the initial seven projects and the hosts have continued to affirm their interest in building the projects under the terms of the previously executed term sheets. Recent discussions with the hosts have centered on further expanding the pool of projects to include smaller plants in addition to the initial seven.

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

The Company has identified its future cash needs by its negative cash flows from Operation, business plan implementation, project purchase contractual obligations and expected  funds needed to complete its  projects under construction as of December 31, 2014 as follows:

	Payments due by period
		Less than	2-3	3-4	More than
	Total	1 year	Years	years	5 years
Negative Cash Flows from Operations	$10,267,332	$8,179,088	$2,088,244	$1,000,000	$0
Implementation of Business Plans	4,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Project Purchase Obligations - Short Term	10,235,981	10,235,981	0	0	0
Expected Project Completion Funds Needed	8,640,669	8,640,669	0	0	0
Total Cash Needs	$33,143,988	$28,055,738	$3,088,244	$1,000,000	$1,000,000

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

On February 22, 2013, we entered into a credit agreement with a $10 million line of credit of which $4,000,000 was available at December 31, 2014.   Subsequent to December 31, 2014 we received $3,000,000 of proceeds on a line of credit which will be paid monthly with interest at 12% per annum.  Additional draws are subject to approval by the lender of the planned use of proceeds by the lender in order to borrow against the facility. On March 10, 2015, the Company entered into a Note and Warrant Purchase Agreement, pursuant to which Jackson Investment Group, LLC ("Jackson"), a principal shareholder of the Company, purchased a $10 million 12% Senior Secured Convertible Note. The Note is due September 10, 2015 and is secured by all of the capital stock and assets of the Company and its subsidiaries (who have also guaranteed payment of the Note), except for the two subsidiaries pledged to the prior Lender described above.  The Note is convertible at any time at $1.02 per share, as amended, and solely to the extent not converted prior to maturity, Jackson has an option to purchase up to 10,000,000 shares at $1.02 per share, as amended, for six (6) months commencing upon repayment of the Note. Jackson also received 200,000 shares of the Company's common stock as a commitmcnt fee and a five (5)-year warrant to purchase 2,000,000 shares at $1.00 per share. See “Risk Factors -- Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.”

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

QUARTERLY INFORMATION (UNAUDITED)

Selected financial data by calendar quarter were as follows
(In thousands, except per share amounts)
Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total
Fiscal Year 2014 (restated)
Revenue	$1,879	$1,889	$1,184	$7,519	$12,471
Gross Profit	628	320	(314)	(153)	481
Net Loss	(10,031)	(47,329)	(7,457)	(12,015)	(33,844)
Loss per share continuing operations	(0.17)	(0.06)	(0.11)	(0.12)	(0.46)
Loss per share	(0.17)	(0.07)	(0.11)	(0.14)	(0.49)

Fiscal Year 2013
Revenue	$1,482	$1,678	$1,471	$2,308	$6,939
Gross profit	325	315	754	(157)	1,237
Net loss	(1,877)	(5,341)	(5,068)	(13,187)	(25,473)
Loss per share continuing operations	(0.09)	(0.20)	(0.09)	(0.36)	(0.74)
Loss per share	(0.10)	(0.22)	(0.10)	(0.37)	(0.79)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the Company's last fiscal quarter management conducted a review of its internal controls. During the review, suggestions for additional controls on payroll processing and subsidiary controls were identified and subsequently implemented.

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

(6)

Mr. Kendall commenced employment on January 31, 2014 under a one-year employment agreement pursuant to which he is being compensation at a rate of $120,000 per annum.

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

On January 31, 2014, the Company entered into a one-year employment agreement with Donald R. Kendall, Jr. which shall be automatically extended for one-year periods unless terminated by either party on at least thirty (30) days’ prior written notice. There is no specific time requirement under the contract. Mr. Kendall is being compensated at the rate of $120,000 per annum. He received an aggregate of 1,300,000 stock options under his employment contract exercisable at $2.00, the fair market value of the Company’s common stock, when the purchase price was agreed to on December 4, 2013. The Company agreed to negotiate in good faith success fees for transactions he introduces or for which Kendall is actively involved. Mr. Kendall is entitled to a year’s severance pay, plus earned bonuses if his contract is terminated by him for good reason or if he is terminated without cause. Kendall is subject to a non-compete and non-solicitation for the longer of the period he is employed by the Company or for two years from the execution of his agreement.

Simultaneously with entering into Mr. Kendall’s employment, the Company purchased 100% of the equity interests in Kenmont Solutions Capital GP, LLC (“Kenmont”), the Company owned by Donald Kendall.  The Company issued 25,000 shares of its restricted common stock pursuant to an Equity Exchange Agreement.  As compensation, the Company awarded Mr. Kendall 1,725,000 shares of restricted common stock of the Company and options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share.   The above-described 1,750,000 restricted shares of the Company’s common stock are subject to an eighteen (18)-month lock-up period and for a leak-out provision for the following twelve (12)-month period ending thirty (30) months from January 31, 2014.

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

San Francisco, California

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Blue Earth, Inc. and Subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this does not affect our report dated March 16, 2015, except for the effects of the amendment described in Notes 2, 3, 6, 7, 9, 11, 13, 15, 16, 17, 18, 19, 20 and 21, as to which the date is February 9, 2016, which expressed an unqualified opinion on those financial statements.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

March 16, 2015, except for the effects of the material misstatement described in the fifth paragraph above, as to which the date is February 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blue Earth, Inc. and Subsidiaries

San Francisco, California

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

The financial statements have been amended for (1) retrospective adjustments to the consolidated financial statements for the operations which have been classified as discontinued as discussed in Note 19 to the consolidated financial statements; (2) changes to the consolidated financial statements relating to the accruals for litigation settlements which were settled subsequent to the issuance of the consolidated financial statements as discussed in Notes 9 and 21; (3) expensing, as share-based compensation, shares issued in connection with an acquisition as discussed in Note 21; and (4) modifications to footnotes 2, 3, 6, 7, 9, 11, 13, 15, 16, 17, 18, and 20 to enhance the presentation and disclosures.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

March 16, 2015, except for Notes 2, 3, 6, 7, 9, 11, 13, 15, 16, 17, 18, 19, 20 and 21, as to

which the date is February 9, 2016

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(restated)

	December 31,	December 31,
ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$2,883,621	$8,373,380
Restricted cash	632,102	-
Accounts receivable, net	1,739,822	5,308,796
Costs and revenues in excess of billings	3,967,207	395,442
Inventory, net	352,862	143,957
Construction in progress	68,213	2,254,902
Other receivables	78,926	2,195,554
Prepaid expenses and deposits	1,639,531	1,936,461
Total Current Assets	11,362,284	20,608,492

PROPERTY AND EQUIPMENT, net	56,815,626	828,311

OTHER ASSETS
Deposits	80,455	45,692
Natural gas futures	2,426,266	-
Long term receivables	1,587,548	-
Equity method investment	9,353,402	-
Construction in progress-internal	-	44,035,500
Contracts and technology, net	16,100,353	18,762,368
Assets of discontinued operations	1,221,631	2,150,404
Total Other Assets	30,769,655	64,993,964
TOTAL ASSETS	$98,947,565	$86,430,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,933,969	$2,392,660
Current portion of notes payable	121,466	1,500,000
Related party payables	1,333,147	1,333,147
Billings in excess of revenues	-	438,952
Deferred revenues	-	11,993
Accrued expenses	2,857,597	317,503
Payroll expenses payable	167,780	115,320
Preferred dividends payable	-	403,690
Liabilities of discontinued operations	354,665	579,483
Total Current Liabilities	8,768,624	7,092,748

LONG TERM LIABILITIES
Long term portion of notes payable	-	-
Total Liabilities	8,768,624	7,092,748

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, -0- and 570,000
shares issued and outstanding, respectively	-	570
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,258,713 and 60,205,843
shares issued and outstanding, respectively	94,259	60,206
Additional paid-in capital	188,159,932	143,605,036
Stock subscription receivable	-	(1,600,000)
Accumulated deficit	(98,075,250)	(62,727,793)
Total Stockholders' Equity	90,178,941	79,338,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,947,565	$86,430,767

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(restated)

	For the Year Ended
	December 31,
	2014	2013	2012

REVENUES	$12,470,718	$6,938,804	$5,009,500
COST OF SALES	11,989,279	5,702,074	3,800,141
GROSS PROFIT	481,439	1,236,730	1,209,359

OPERATNG EXPENSES
Depreciation and amortization	2,781,460	2,227,153	2,020,692
General and administrative	29,225,485	22,996,185	8,988,891

Total Operating Expenses	32,006,945	25,223,338	11,009,583

LOSS FROM OPERATIONS	(31,525,506)	(23,986,608)	(9,800,224)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative valuation	-	-	2,037,325
Other income	40,276	1,532	12,646
Loss from equity investment	(269,592)	-	-
Interest expense	(424,425)	(527,160)	(145,322)
Loss on settlement of license	-	-	(164,667)
Gain (loss) on settlement of debt	(9,556)	637,096	(23,133)
Gain on sale of assets	11,235	-	-

TOTAL OTHER INCOME (EXPENSE)	(652,062)	111,468	1,716,849

LOSS BEFORE INCOME TAXES	(32,177,568)	(23,875,140)	(8,083,375)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(32,177,568)	(23,875,140)	(8,083,375)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income taxes of $0	(595,616)	-	-
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes of $0	(1,070,691)	(1,598,254)	(1,523,759)

NET LOSS	(33,843,875)	(25,473,394)	(9,607,134)

PREFERRED DIVIDENDS	(1,503,582)	(3,188,450)	(545,020)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(35,347,457)	$(28,661,844)	$(10,152,154)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.46)	$(0.74)	$(0.46)
Discontinued Operations	(0.02)	(0.05)	(0.08)

Net Loss Per Share	$(0.49)	$(0.79)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	72,470,054	36,463,197	18,961,099

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(restated)

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2011	200,000	$200	18,703,182	$18,703	$33,771,622	$(2,632,192)	$(23,913,795)	$7,244,538
Common stock issued upon conversion of debt	-	-	1,220,501	1,221	1,463,092	-	-	1,464,313
Common stock issued upon conversion of preferred stock and accrued dividends	(70,750)	(71)	790,417	790	105,448	-	-	106,167
Common stock issued for acquisition of project rights	-	-	366,529	366	486,284	-	-	486,650
Common stock issued for consulting services	-	-	370,741	371	497,058	-	-	497,429
Common stock cancelled for technology	-	-	(75,000)	(75)	(89,175)	-	-	(89,250)
Common stock cancelled for exercise of options	-	-	(84,180)	(84)	84	-	-	-
Common stock cancelled for stock subscription receivable	-	-	(877,364)	(877)	(2,631,315)	2,632,192	-	-
Common stock issued upon exercise of warrants and options	-	-	467,723	468	128,143	-	-	128,611
Preferred shares and warrants issued for cash and services	380,902	381	-	-	3,598,007	-	-	3,598,388
Stock option and warrant expense	-	-	-	-	4,892,060	-	-	4,892,060
Derivative attached to preferred stock	-	-	-	-	110,990	-	-	110,990
Net loss attributed to common shareholders for the year ended December 31, 2012	-	-	-	-	-	-	(10,152,154)	(10,152,154)

Balance, December 31, 2012	510,152	510	20,882,549	20,883	42,332,298	-	(34,065,949)	8,287,742
Preferred shares and warrants issued for cash	903,500	904	-	-	8,516,411	-	-	8,517,315
Common stock cancelled for assets	-	-	(458,644)	(458)	(1,291,288)	-	-	(1,291,746)
Common stock issued for equipment	-	-	64,263	64	195,295	-	-	195,359
Common stock issued for subsidiaries	-	-	20,578,211	20,578	58,898,806	-	-	58,919,384
Common stock issued upon conversion of debt	-	-	389,358	389	573,159	-	-	573,548
Common stock issued upon exercise of warrants and options	-	-	8,007,870	8,008	13,988,313	(1,600,000)	-	12,396,321
Common stock issued upon conversion of preferred stock and accrued dividends	(843,652)	(844)	9,631,853	9,632	3,216,259	-	-	3,225,047
Common stock issued for services	-	-	1,110,383	1,110	2,767,127	-	-	2,768,237
Stock option and warrant expense	-	-	-	-	14,408,656	-	-	14,408,656
Net loss attributed to common shareholders for the year ended December 31, 2013	-	-	-	-	-	-	(28,661,844)	(28,661,844)

Balance, December 31, 2013	570,000	570	60,205,843	60,206	143,605,036	(1,600,000)	(62,727,793)	79,338,019
Common stock issued for equity method investment	-	-	3,729,604	3,730	7,996,271	-	-	8,000,001
Common stock issued upon exercise of warrants and options	-	-	11,467,817	11,467	12,698,944	1,600,000	-	14,310,411
Common stock issued upon conversion of preferred stock and accrued dividends	(570,000)	(570)	6,386,729	6,387	1,901,456	-	-	1,907,273
Common stock issued for services	-	-	2,468,720	2,469	6,196,766	-	-	6,199,235
Common stock issued for cash	-	-	10,000,000	10,000	9,990,000	-	-	10,000,000
Stock option and warrant expense	-	-	-	-	5,771,459	-	-	5,771,459
Net loss attributed to common shareholders for the year ended December 31, 2014	-	-	-	-	-	-	(35,347,457)	(35,347,457)
Balance, December 31, 2014	-	$-	94,258,713	$94,259	$188,159,932	$-	$(98,075,250)	$90,178,941

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(restated)

	For the Year Ended
	December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net loss	$(33,843,875)	$(25,473,394)	$(9,607,134)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock options and stock warrants issued for services	5,771,459	14,408,656	4,307,594
(Gain) loss on derivative valuation	-	-	(2,037,325)
Derivative attached to preferred stock	-	-	110,990
Loss on equity subsidiary	269,592	-	-
Impairment of inventory	299,573	-	-
Mark gas futures to market	2,884	-	-
(Gain) loss on settlement of debt	9,556	(637,096)	23,133
(Gain) on sale of assets	(11,235)	-	-
Loss on settlement of license	-	-	164,667
Stock issued for services	6,199,235	2,698,187	497,429
Depreciation and amortization	2,781,460	2,227,153	2,020,692
Amortization of debt discount	-	58,366	37,306
Changes in operating assets and liabilities:
Accounts receivable and billings in excess	(1,464,509)	(2,691,696)	(2,685,252)
Inventory	1,491,523	(35,627)	-
Restricted cash	(632,102)	-	-
Construction in progress	280,751	(1,548,859)	(401,886)
Prepaid expenses and deposits	783,611	(1,013,109)	324,391
Accrued dividends payable	-	-	(240,921)
Accounts payable and accrued expenses	3,757,059	(213,329)	922,372
Net Cash Used in Operating Activities	(14,305,018)	(12,220,748)	(6,563,944)
Net Cash Provided by Discontinued Operating Activities	635,288	392,690	967,388

INVESTING ACTIVITIES
Purchase of gas futures	(2,429,150)	-	-
Collection of other receivables	206,628	-	-
Proceeds from sale of construction project	1,848,321	-	-
Purchase of equity method investment	(1,622,993)	-	-
Lending of other receivables	-	(2,195,554)	-
Purchase of property and equipment	(12,661,902)	(126,351)	(10,188)
Net Cash Used in Investing Activities	(14,659,096)	(2,321,905)	(10,188)
Net Cash Used in Discontinued Investing Activities	(54,004)	(2,924)	-

FINANCING ACTIVITIES
Proceeds from common stock warrants and options exercised,
net of $164,437 of offering costs	12,710,411	12,396,321	91,950
Proceeds from common stock	10,000,000	-	-
Cash received on stock subscriptions	1,600,000	-	-
Proceeds from related party loans	-	420,000	1,605,000
Proceeds from preferred stock, net	-	8,517,315	3,598,388
Cash received from subsidiary	-	531,460	-
Proceeds from notes payable	579,148	3,000,000	1,208,008
Repayment of notes payable and line of credit	(1,957,682)	(2,002,717)	(740,410)
Repayment of related party loans	(4,004)	(691,853)	(6,614)
Net Cash Provided by Financing Activities	22,927,873	22,170,526	5,756,322
Net Cash (Used in) Discontinued Financing Activities	(34,802)	(66,243)	(85,377)

NET INCREASE (DECREASE) IN CASH	(5,489,759)	7,951,396	64,201
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,373,380	421,984	357,783
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,883,621	$8,373,380	$421,984

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

The accompanying notes are an integral part of these consolidated financial statements

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 1 - DESCRIPTION OF BUSINESS

Blue Earth, Inc. and subsidiaries (the “Company”), a Nevada corporation headquartered in San Francisco, California, is a comprehensive provider of alternative/renewable energy solutions for small and medium sized commercial and industrial facilities. The Company also owns, manages and operates independent power generation systems constructed in conjunction with these services. The Company’s services include the development, engineering, construction, operation and maintenance and in some cases, financing of small and medium scale alternative/renewable energy power plants including solar photovoltaic (PV), Combined Heat and Power (CHP) or on-site cogeneration and fuel cells.

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

Principles of Consolidation

The consolidated financial statements for 2014 reflect the financial position and operations of the Company and its wholly- owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Generator, Inc.  (BEGI), Blue Earth Energy Power Solutions, LLC. (BEEPS), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), Blue Earth Peak Power Solutions, Inc. (BEPPS), Blue Earth Finance, Inc. (BEFI), Blue Earth Capital, Inc. (BECI), Blue Earth CHP, Inc. (BECHP),  and its 7 Special Purpose Entities (SPE’s) which hold assets of the co-generation projects. The consolidated financial statements for 2013 reflect the financial position and operations of the Company and its wholly-owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management, Inc. (BEEM), Blue Earth Energy Power Solutions, LLC. (BEEPS), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), Blue Earth Peak Power Solutions, Inc. (BEPPS), Blue Earth Finance, Inc. (BEF), IPS Power Engineering, Inc. (IPS), Intelligent Power, Inc. (IP),  and Millennium Power Solutions, LLC (MPS). The consolidated financial statements for 2012 reflect the financial position and operations of the Company and its wholly-owned subsidiaries, Blue Earth Tech, Inc. (BETI), Blue Earth Energy Management, Inc. (BEEM), Ecolegacy Gas & Power, LLC (Eco), Blue Earth Solar, Inc. (BE Solar), and Blue Earth Finance, Inc. (BEFI) The Company’s subsidiary Blue Earth Energy Management Services, Inc. (BEEMS) was disposed of subsequent to December 31, 2014 and is classified as discontinued operations in all periods presented. The Company’s subsidiary HVAC Controls and Specialties, Inc. was disposed of subsequent to December 31, 2013 and is classified as discontinued operations in all periods presented.

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

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350 and records intangible assets acquired in a business combination in accordance with ASC Topic 805. In connection with the purchases of BEPPS, BEEPS, and BE Solar the Company has recorded $23,324,930 as the value of customer contracts and technology. These amounts are being amortized over their estimated useful lives of 5 years for customer contracts and 17 years for technology. The Company recorded amortization expense of $2,662,016, $2,125,967 and $1,827,445 during the years ended December 31, 2014, 2013 and 2012, respectively. Annual amortization expense will be $2,662,106 through 2016 after which it will fall to $834,571 through 2030.

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

Category	Depreciation Term
Leasehold improvements	Term of lease
Computer and office equipment	3-7 years
Manufacturing and installation equipment	5-10 years
Software	5 years
Cogeneration plants	20 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Sales: Product sales revenues are recognized revenues when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured. Generally customers are invoiced upon delivery, installation and acceptance of the product by the customer.

During the three months ended September 30, 2014, the Company recognized a $2,413,623 loss on the NEP Solar project due to estimated losses on pending litigation.   During the three months ended December 31, 2014, an additional loss of $825,000 was recognized due to the settlement of litigation on the NEP Solar project.  The total loss recognized for the NEP Solar project for the twelve months ended December 31, 2014 was $3,238,623.

During the three months ended December 31, 2014, the Company recognized a $277,332 loss on a solar construction project. The loss was due to an updated project cost estimate associated with our Hawaii solar construction project. The project is accounted for under the percentage of completion method of accounting.

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

NOTE 6 - PROPERTY AND EQUIPMENT

The major classes of assets as of December 31, are as follows:

	2014	2013	2012
Office and computer equipment	$327,023	$278,556	$172,466
Software	91,256	95,931	95,274
Manufacturing and installation equipment	442,450	402,063	170,537
Leasehold improvements	759,304	759,304	759,304
Construction in progress - internal	56,022,581	--	--
Sub Total	57,642,614	1,535,854	1,197,581
Accumulated Depreciation	(826,988)	(707,543)	(598,138)
Net	$56,815,626	$828,311	$599,443

Depreciation expense was $119,445, $101,186 and $184,014, for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7 - INTANGIBLE ASSETS

The major classes of assets as of December 31, are as follows:

	2014	2013	2012
Cost:
Xnergy customer base	$9,137,225	$9,137,225	$9,137,225
Intelligent Power patents	4,147,832	4,147,832	-
Millenium Power battery technology	10,039,872	10,039,872	-
Total Cost	23,324,929	23,324,929	9,137,225
Accumulated Amortization:
Xnergy customer base	(6,091,483)	(4,264,038)	(2,436,593)
Intelligent Power patents	(345,653)	(101,663)	-
Millenium Power battery technology	(787,441)	(196,860)	-
Total Accumulated Amortization	(7,224,577)	(4,562,561)	(2,436,593)
Net	$16,100,352	$18,762,368	$6,700,632

The Company recorded amortization expense of $2,662,016, $2,125,967 and $1,827,445 during the years ended December 31, 2014, 2013 and 2012, respectively. Annual amortization expense will be $2,662,106 through 2016 after which it will fall to $834,571 through 2030.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

The Company has already paid and expensed legal fees of $175,000 in connection with the purported class action and derivative suit, which is the full amount of the Directors and Officers insurance policy deductible.  The Company believes that the purported class action suit and derivative suit are without merit and that the plaintiffs will not prevail. The Company believes that the risk of loss is remote.

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

The Company issued 6,386,729 shares of its common stock upon the conversion of 570,000 shares of preferred stock and accrued dividends of $1,907,273. The Company issued 1,750,000 shares of common stock to the CEO of BE Capital valued at $4,602,500 as compensation and issued 3,729,604 shares of common stock for an equity interest in a battery manufacturing company valued at $8,000,01. The Company issued 718,720 shares for consulting services valued at $1,596,735 and 11,467,817 shares upon the exercise of warrants and options for cash of $12,710,411. The Company issued 10,000,000 shares for cash of $10,000,000.

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

The Company has begun construction of the first three co-generation projects.  The remaining four co-generation projects are still in the pre-construction phase permitting, interconnect activities, site analysis, design engineering and procurement of equipment and therefore, while included in the initial seven projects, have not yet reached the point where there is sufficient information to execute power purchase agreements with the hosts. However, the hosts continue to honor the executed term sheets and remain highly interested in completing the original seven and other similar projects with the Company.

The term sheets with the hosts set general parameters for developing and constructing combined heat and power plants on land to be leased from the hosts. Under the term sheets, the Company would own the plant and sell the electric power and thermal energy generated from the plant to the host under energy purchase agreements which will be entered into once the pre-construction activities are completed. Pre-construction activities are progressing on these and other projects and the Company expects these activities to be completed in time to reach commercial operation dates for the projects in 2016 and 2017, with three anticipated to generate revenue in 2016 and two in 2017. The commercial operation dates have been postponed from those originally planned primarily because of delays in completing interconnect and power purchase agreements with the serving power utilities at the various sites. We are actively working on arrangements with the serving utilities and expect to be successful in reaching appropriate resolution. The Company continues regular conversations with the hosts regarding the initial seven projects and the hosts have continued to affirm their interest in building the projects under the terms of the previously executed term sheets. Recent discussions with the hosts have centered on further expanding the pool of projects to include smaller plants in addition to the initial seven.

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

Promissory Notes Payable

The Company assumed promissory notes payable in connection with the purchase of BE Solar. Additionally, in connection with the purchase of BEEMS the Company entered into promissory notes to pay outstanding liabilities to the former shareholders.

During the year ended December 31, 2012 the Company issued 1,185,389 shares of its common stock upon the conversion of $1,391,188 of debt. During the year ended December 31, 2012 the Company received $1,208,008 from subordinated promissory notes payable. The notes accrued interest at 10% per annum, were unsecured and were due from 6 months to 5 years from the date of issuance. During the year ended December 31, 2012 the Company borrowed $1,605,000 from a director. The notes payable are secured by certain of the Company’s construction projects, due upon demand and bear interest at 12% per annum. The Company repaid $776,481 of promissory notes payable during the years ended December 31, 2012.

During the year ended December 31, 2013 the Company issued 238,480 shares of common stock in satisfaction of $271,871 of related party debt. During the year ended December 31, 2013 the Company borrowed $420,000 from and repaid $691,853 to a director. The Company had only related party promissory notes payable as of December 31, 2013 of $1,333,147.

During the year ended December 31, 2014 the Company received $209,784 of short term notes payable proceeds to finance its insurance premiums and operations. The Company owes $110,653 in short term promissory notes and 1,333,147 in related party promissory notes payable as of December 31, 2014.

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

NOTE 21 - RESTATED FINANCIAL STATEMENTS

The Company filed an Amended Form 10-K/A No. 2 in October 2015 to restate its financial statements to present on a retroactive basis the effect of several type 1 subsequent events including the resolution of certain litigation and the discontinuance of a significant component of its operations. The restated financial statements reflected an accrual of $2,437,618 of losses associated with the settlement of litigation subsequent to December 31, 2014 on a retroactive basis as of and for the year ended December 31, 2014. The restated financial also reflect the reclassification of the assets, liabilities and operations of BEEMS to discontinued operations.

The Company is filing this amendment because the Company re-evaluated its historical and then current practices with respect to its treatment of a purchased asset as an intangible asset in accordance with accounting principles generally accepted in the United States of America. In connection with this re-evaluation and upon further review of the accounting literature, the Company has concluded that the accounting for the issuance of shares to.Donald R. Kendall, Jr. in connection with the Company’s acquisition of Kenmont Solutions Capital (“KSC”), Mr. Kendall’s company, should follow the guidance in ASC Topic 718, Compensation-Stock Compensation. There are no market, performance, or service conditions that must be met in the employment contract. Further, there are no restrictions on the shares issued under the KSC acquisition. Accordingly, the fair value of the shares issued to Mr. Kendall should have been expensed in the period the shares were issued.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 21 - RESTATED FINANCIAL STATEMENTS (continued)

The Company is restating its financial statements to classify the KSC acquisition cost to employee compensation in 2014.  The restated financial statements reflect an increase of $4,602,500 of compensation expense in general and administrative costs, a decrease of $1,406,319 in amortization costs, removal of the $4,602,500 of intangible assets and $1,406,319 of the associated accumulated amortization.

The restated financial statements include the cumulative effect of the October 2015 restatement and the errors corrected in February 2016.

The following table presents a summarized comparison of the original consolidated balance sheets to the restated balance sheets:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,	December 31,	December 31,
	2014	2014	2013	2013
	Restated	Original	Restated	Original
CURRENT ASSETS	$11,362,284	$11,362,284	$20,608,492	$21,414,290
PROPERTY AND EQUIPMENT, net	56,815,626	56,815,626	828,311	858,212
OTHER ASSETS	29,548,024	32,744,205	62,843,560	63,906,772
ASSETS OF DISCONTINUED OPERATIONS	1,221,631	-	2,150,404	251,492
TOTAL ASSETS	$98,947,565	$102,143,746	$86,430,767	$86,430,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$8,413,959	$8,413,959	$6,513,265	$6,902,138
LIABILITIES OF DISCONTINUED OPERATIONS	354,665	354,665	579,483	190,609
Total Current Liabilities	8,768,624	8,768,624	7,092,748	7,092,747
Total Liabilities	8,768,624	8,768,624	7,092,748	7,092,747
STOCKHOLDERS' EQUITY
Preferred stock; 25,000,000 shares authorized
at $0.001 par value, -0- and 570,000
shares issued and outstanding, respectively	-	-	570	570
Common stock; 500,000,000 shares authorized
at $0.001 par value, 94,258,713 and 60,205,843
shares issued and outstanding, respectively	94,259	94,259	60,206	60,206
Additional paid-in capital	188,159,932	188,159,932	143,605,036	143,605,036
Stock subscription receivable	-	-	(1,600,000)	(1,600,000)
Accumulated deficit	(98,075,250)	(94,879,069)	(62,727,793)	(62,727,793)
Total Stockholders' Equity	90,178,941	93,375,122	79,338,019	79,338,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,947,565	$102,143,746	$86,430,767	$86,430,766

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 21 - RESTATED FINANCIAL STATEMENTS (continued)

The following table presents a summarized comparison of the original consolidated statements of operations to the restated statements of operations:

BLUE EARTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Year Ended
December 31,

	2014	2014	2013	2013	2012	2012
	(restated)	(original)	(restated)	(original)	(restated)	(original)
REVENUES	$12,470,718	$18,260,758	$6,938,804	$10,305,736	$5,009,500	$8,466,965
COST OF SALES	11,989,279	14,085,538	5,702,074	7,166,464	3,800,141	5,609,836
GROSS PROFIT	481,439	4,175,220	1,236,730	3,139,272	1,209,359	2,857,129
OPERATNG EXPENSES	32,006,945	31,109,358	25,223,338	28,497,962	11,009,583	14,167,889
LOSS FROM OPERATIONS	(31,525,506)	(26,934,138)	(23,986,608)	(25,358,690)	(9,800,224)	(11,310,760)
OTHER INCOME (EXPENSE)	(652,062)	(680,321)	111,468	81,546	1,716,849	1,670,182
LOSS BEFORE INCOME TAXES	(32,177,568)	(27,614,459)	(23,875,140)	(25,277,153)	(8,083,375)	(9,640,578)
INCOME TAX EXPENSE	-	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(32,177,568)	(27,614,459)	(23,875,140)	(25,277,153)	(8,083,375)	(9,640,578)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(595,616)	-	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	(1,070,691)	-	(1,598,254)	(196,241)	(1,523,759)	33,444
NET LOSS	(33,843,875)	(27,614,459)	(25,473,394)	(25,473,394)	(9,607,134)	(9,607,134)
PREFERRED DIVIDENDS	(1,503,582)	(1,503,582)	(3,188,450)	(3,188,450)	(545,020)	(545,020)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(35,347,457)	$(29,118,041)	$(28,661,844)	$(28,661,844)	$(10,152,154)	$(10,152,154)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.46)	$(0.40)	$(0.74)	$(0.78)	$(0.46)	$(0.54)
Discontinued Operations	(0.02)	-	(0.05)	(0.01)	(0.08)	0.00

Net Loss Per Share	$(0.488)	$(0.40)	$(0.79)	$(0.79)	$(0.54)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	72,470,054	72,470,054	36,463,197	36,463,197	18,961,099	18,961,099

NOTE 22 - SUBSEQUENT EVENTS

Common Stock Transactions

On January 2, 2015, the Company issued 10,000 shares of its common stock to consultants for services valued at $1.16 per share. As of January 27, 2015 the Company issued 63,887 shares of common to Donald R. Kendall, Jr. for services valued at $1.30 per share.

BLUE EARTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

(Restated)

NOTE 22 - SUBSEQUENT EVENTS (continued)

Issuance of Debt

On March 10, 2015 the Company entered into a Note and Warrant Agreement whereby the Company issued a Senior Secured Convertible Note for $10,000,000. The agreement granted the borrower a warrant to purchase 2,000,000 shares of the Company’s common stock and an option to purchase up to 10,000,000 shares of the Company’s common stock. The Note is due in full on September 10, 2015 with accrued interest at 12% per annum. The Note is convertible at the holders’ option to shares of the Company’s common stock at the rate of $1.02 per share, as amended. In case of default the conversion price becomes 112% of the principle and interest due. Interest on the Note may be paid in cash or shares of the Company’s common stock. The warrant attached to the Note allows the holder to purchase 2,000,000 shares of the Company’s common stock at $1.02 per share, as amended. The option attached to the Note allows the holder to purchase 10,000,000 shares of the Company’s common stock at $1.02, per share, as amended, for 6 months after the satisfaction of the Note. The options are reduced by the amount of the Note converted to equity by the holder prior to the repayment of the Note. The Note is secured by all of the capital stock and assets of the Company and its subsidiaries (which have also guaranteed payment of the Note), except for the Sumter Heat and Power CHP plant and the Melga Solar project.

Credit Line Payable

On February 24, 2015, the Company borrowed $3,000,000 on the line of credit. The line of credit is for up to $4,000,000 subject to approval of the use of proceeds by the lender. The line of credit accrues interest at 12% per annum and is secured by the Company’s Sumter Heat and Power CHP plant and the Melga solar project. The Company received net proceeds of $2,911,700 after closing costs. The Company has issued 400,000 shares of Class D convertible preferred stock as tertiary collateral for the line of credit. The $88,300 of fees withheld from the proceeds of the line of credit are included in prepaid expenses and will be amortized over the term of the line of credit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 9th day of February, 2016.

BLUE EARTH, INC.

By:	/s/ G. Robert Powell
Name:	G. Robert Powell
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laird Q. Cagan Laird Q. Cagan	Chairman of the Board	February 9, 2016

/s/ G. Robert Powell G. Robert Powell	Chief Executive Officer and a Director (Principal Executive Officer and Interim Principal Accounting Officer)	February 9, 2016

/s/ Robert Potts Robert Potts	President, Chief Operating Officer and Director	February 9, 2016

/s/ William Richardson Governor William (Bill) Richardson	Director	February 9, 2016

/s/ Michael W. Allman Michael W. Allman	Director	February 9, 2016

/s/ James A. Kelly James A. Kelly	Director	February 9, 2016

/s/ Alan P. Krusi Alan P. Krusi	Director	February 9, 2016

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

23.1	Consent of HJ and Associates, LLC.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Interim Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certificate of the Interim Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.